Form 10-K
period 2013-03-31
Oneida Resources Corp.
filed 2013-07-16
CIK 1567514

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-54896
_______________________________________________

Oneida Resources Corp.
(Exact name of registrant as specified in its charter)
_______________________________________________

Delaware	36-4742850
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Samir Masri CPA Firm P.C., 175 Great Neck Road, Suite 403, Great Neck, NY 11021 __________________________________________________________________________ (Address of principal executive offices)
(516) 466-6193 _________________________________ (Registrant’s telephone number, including area code)
_____________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
________________________

(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of March 31, 2013, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of July 16, 2013, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Oneida Resources Corp. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

Oneida Resources Corp. (“we”, “us”, “our” or the "Company") was incorporated in the State of Delaware on August 29, 2012 and maintains its principal executive office at c/o Samir Masri CPA Firm P.C., 175 Great Neck Road, Suite 403, Great Neck, NY 11021. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on February 8, 2013, and since its effectiveness, the Company has focused on identifying a possible business combination. The Company selected March 31 as its fiscal year end.

The Company is currently considered to be a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of the officer and director of the Company.  As of this date the Company has not entered into any definitive agreement with any party regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities in that it may seek a business combination target located in any industry or location. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

         (a)                      Potential for growth, indicated by new technology, anticipated market expansion or new products;

         (b)                      Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

         (c)                      Strength and diversity of management, either in place or scheduled for recruitment;

         (d)                     Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

         (e)                     The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

         (f)                      The extent to which the business opportunity can be advanced; and

         (g)                     The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations.

In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or other such professionals. At this time the Company has not specifically identified any third parties that it may engage, except that Sunrise Securities Corp. (“Sunrise”), an SEC-registered broker-dealer and Financial Industry Regulatory Authority (“FINRA”) member, may assist the Company with due diligence in identifying a business combination target. Nathan Low, a principal of our sole stockholder, NLBDIT 2010 Services, LLC (“NLBDIT Services”), is founder and President of Sunrise. The costs associated with hiring third parties as required to complete a business combination may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company, and the size and complexity of the business of the target company.  Sunrise may receive compensation for any services it might provide to the Company, which if paid will be comparable to unaffiliated third party fees. Also, although we do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses, if we do, at present, we contemplate that at least one of the third parties who may introduce business combinations to us may be Sunrise. There are currently no agreements or preliminary agreements or understandings between us and Sunrise. As of this date, Sunrise has not had any discussion or preliminary discussion with any potential business combination candidate regarding business opportunities for the Company.

Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the target business seeking our participation.

We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses.  However, if we do, at present, we contemplate that at least one of the third parties who may introduce business combinations to us may be Sunrise. There are currently no agreements or preliminary agreements or understandings between us and Sunrise.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a business combination, the location of the target company and the size and complexity of the business of the target company are all factors that determine the costs associated with completing a business combination transaction. The time and costs required to complete a business combination transaction can be ascertained once a business combination target has been identified. Any costs incurred with respect to evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than we will. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

The Company intends to search for a target for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys. The approximate number of persons or entities that will be contacted is unknown and dependent on whether any opportunities are presented by the sources that we contact.  Due to our stockholder’s affiliation with Sunrise, we expect that Sunrise will assist the Company in identifying a business combination target for us. We currently do not have any agreements or preliminary agreements or understandings between us and Sunrise.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. The costs that will be incurred are difficult to determine at this time as the costs are expected to be tied to the amount of time it takes to identify and complete a business combination transaction as well as the specific factors related to the business combination target that is chosen, including such factors as the location, size and complexity of the business of the target company.  If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred. The Company has not established a timeline with respect to the identification of a business combination target. We expect that the Company’s management will use its contacts and business relationships within Sunrise to identify a business combination target for the Company.

We presently have no employees apart from our management. Our officer and director is engaged in outside business activities and is employed on a full-time basis by certain unaffiliated companies. Our officer and director will be dividing his time amongst these entities and anticipates that he will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty. In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officer and director of the Company and believes that it will be able to devote the time required to consummate a business combination transaction as necessary.

We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Emerging Growth Company

The Company is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act of 1934 to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year during which our revenues exceed $1 billion, (2) the date on which we issue more than $1 billion in non-convertible debt in a three year period, (3) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act of 1933, as amended, or (4) when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter.

To the extent that we continue to qualify as a “smaller reporting company”, as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no charge.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

There are presently no pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of the date of this filing, there was one (1) holder of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.0001 per share with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company (the “Preferred Stock”).  The Company has not yet issued any of its preferred stock.

Dividend Policy

                    The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

On October 15, 2012, the Company issued an aggregate of 5,000,000 shares of Common Stock to NLBDIT Services for an aggregate purchase price equal to $10,000, pursuant to the terms and conditions set forth in the Common Stock Purchase Agreement.  The Company issued these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act. The Common Stock Purchase Agreement is attached hereto as Exhibit 10.1.

No securities have been issued for services. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued. The sale of the securities identified above were made pursuant to a privately negotiated transaction that did not involve a public offering of securities and, accordingly, was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and the rules promulgated thereunder. The above-referenced investor represented to us, as applicable, in connection with the investment that it was an “accredited investors” (as defined by Rule 501 under the Securities Act) and was acquiring the shares for investment and not for distribution, that it could bear the risks of the investment and could hold the securities for an indefinite period of time. The investor received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. The sale of the foregoing securities was made without any form of general solicitation or advertising and all of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)          filing Exchange Act reports, and
(ii)         investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company had $4,070 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10 became effective, our sole officer and director has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us.  Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Through information received from industry professionals and publications such as the Reverse Merger Report, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of March 31, 2013, the Company had assets equal to $4,070, comprised exclusively of cash.   As of March 31, 2013, the Company had total current liabilities equal to $26,170, comprised exclusively of accounts payable and accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the period from August 29, 2012 (Inception) to March 31, 2013:

For the Period from August 29, 2012 (Inception) to March 31, 2013
Net Cash (Used in) Operating Activities	$(5,930)
Net Cash (Used in) Investing Activities	$-
Net Cash Provided by Financing Activities	$10,000
Net Increase in Cash and Cash Equivalents	$4,070

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2012 (Inception) to March 31, 2013.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the cumulative period from August 29, 2012 (Inception) to March 31, 2013, the Company had a net loss of $32,100, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the preparation and the filing of the Company’s Registration Statement on Form 10 in February of 2013 and the filing of the Company’s periodic reports.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

ONEIDA RESOURCES CORP.
(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2013

ONEIDA RESOURCES CORP.
(A Development Stage Company)
INDEX TO FINANCIAL STATEMENTS

Page(s)

Report of Independent Registered Public Accounting firm	F-2

Financial Statements:

Balance Sheet as of March 31, 2013	F-3

Statement of Operations for the Period from August 29, 2012 (Inception) to March 31, 2013	F-4

Statement of Stockholder’s Deficiency for the Period from August 29, 2012 (Inception) to March 31, 2013	F-5

Statement of Cash Flows for the Period from August 29, 2012 (Inception) to March 31, 2013	F-6

Notes to Financial Statements	F-7 – F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Oneida Resources Corp.
Great Neck, NY

We have audited the accompanying balance sheets of Oneida Resources Corp. (a development stage company) (the “Company”) as of March 31, 2013 and the related statements of operations, stockholder’s deficiency, and cash flows for the period from August 29, 2012 (inception) through March 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oneida Resources Corp. as of March 31, 2013, and the results of its operations and its cash flows for the period from August 29, 2012 (inception) through March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is in the development stage and has incurred net losses since inception. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP
Raich Ende Malter & Co. LLP
New York, New York
July 16, 2013

ONEIDA RESOURCES CORP.
(A Development Stage Company)
BALANCE SHEET
March 31, 2013

ASSETS

CURRENT ASSETS:
Cash	$4,070

Total Current Assets	4,070

TOTAL ASSETS	$4,070

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$26,170

Total Current Liabilities	$26,170

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDER'S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
5,000,000 shares issued and outstanding	500
Additional paid-in capital	9,500
Accumulated deficit during the development stage	(32,100)

Total Stockholder's Deficiency	(22,100)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$4,070

See accompanying notes to the financial statements.

ONEIDA RESOURCES CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS
FOR THE PERIOD AUGUST 29, 2012 (INCEPTION) TO MARCH 31, 2013

REVENUES	$-

GENERAL AND ADMINISTRATIVE EXPENSES	32,100

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(32,100)

BENEFIT FROM INCOME TAXES	-

NET (LOSS)	$(32,100)

BASIC AND DILUTED LOSS PER SHARE	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	3,720,930

See accompanying notes to the financial statements.

ONEIDA RESOURCES CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER'S DEFICIENCY
FOR THE PERIOD FROM AUGUST 29, 2012 (INCEPTION) TO MARCH 31, 2013

						Accumulated
						Deficit
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency

Balance at August 29, 2012 (Inception)	-	$-	-	$-	$-	$-	$-

Common stock issuance	-	-	5,000,000	500	9,500	-	10,000

Net (loss)	-	-	-	-	-	(32,100)	(32,100)

Balance at March 31, 2013	-	$-	5,000,000	$500	$9,500	$(32,100)	$(22,100)

See accompanying notes to the financial statements.

ONEIDA RESOURCES CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE PERIOD AUGUST 29, 2012 (INCEPTION) TO MARCH 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

NET (LOSS)	$(32,100)

ADJUSTMENT TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:
Increase in accounts payable	26,170

NET CASH USED IN OPERATING ACTIVITIES	(5,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000

NET INCREASE IN CASH	4,070

CASH, BEGINNING OF PERIOD	-

CASH, END OF PERIOD	$4,070

See accompanying notes to the financial statements.

ONEIDA RESOURCES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1 -          Organization and Business

Business Activity

Oneida Resources Corp., a Development Stage Company, ("the Company") was incorporated in the state of Delaware on August 29, 2012 with the objective to acquire, or merge with, an operating business.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly traded corporation. The Company’s principal business objective over the next twelve months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate short-term earnings. The Company will not restrict its potential target companies to any specific business, industry or geographical location. The analysis of business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company.

Note 2 -          Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There are no cash equivalents at the balance sheet date.

Income Taxes

The Company utilizes the accrual method of accounting for income taxes. Under the accrual method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

ONEIDA RESOURCES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 2 -          Summary of Significant Accounting Policies (cont’d.)

Income Taxes (cont’d.)

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination.

For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of March 31, 2013, the Company has no accrued interest or penalties related to uncertain tax positions.

Loss Per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments for the period presented.

Emerging Growth Company

The Company is an “emerging growth company” and  has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 -          Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

ONEIDA RESOURCES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 3 -          Going Concern (cont'd.)

The Company has incurred losses from inception of approximately $32,000, and has negative working capital of approximately $22,000 at March 31, 2013, which among other factors, raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sales of stock, and receive loans from related parties. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 4 -          Income Taxes

As of March 31, 2013, the Company has net operating loss carryforwards of approximately $32,000 to reduce future federal and state taxable income through 2033.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

The benefit from income taxes consists of the following:

For the Period August 29, 2012 (Inception) to March 31, 2013
Current Expense:
Federal and State	$-
Deferred tax benefit:
Federal and State	11,000
Valuation allowance	(11,000)
Total	$-

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

For the Period August 29, 2012 (Inception) to March 31, 2013

Statutory federal income tax rate	(34)%
Valuation allowance	34%
Effective income tax rate	0%

ONEIDA RESOURCES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 5 -          Common Stock

On August 29, 2012, the Company authorized one hundred million (100,000,000) shares of common stock. On October 15, 2012, the Company received a subscription for five million (5,000,000) shares of common stock. On October 23, 2012, the Company received payment of $10,000 for the subscription.

Note 6 -          Preferred Stock

The Company is authorized to issue (10,000,000) shares of $.0001 par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company.

Note 7 -          Related Party Transactions

The Company utilizes the office space and equipment of its management at no cost.

On October 15, 2012, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC. The Note bears interest at 6% and is payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company. At March 31, 2013, there is no outstanding balance.

Note 8 -          Subsequent Events

Subsequent to March 31, 2013, professional fees of $3,400 were paid on behalf of the Company by Sunrise Financial Group Inc. (“SFG”).

Subsequent to March 31, 2013, the Company received approximately $6,000 relating to the promissory note with NLBDIT 2010 Enterprises, LLC for professional fees.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls and Procedures

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on financial statements.

As of March 31, 2013, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2013.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.

The following table sets forth certain information regarding the Company’s sole director and executive officer:

Name	Age	Position

Samir N. Masri	68	Chief Executive Officer, Chief Financial Officer, President, Secretary and Director

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Samir N. Masri, the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and director since October 15, 2012, is the founder and President of Samir Masri CPA Firm P.C. since 2006. Mr. Masri has also served as President and a director of Iron Sands Corp. and Putnam Hills Corp. since May 26, 2011 and Chief Executive Officer, Chief Financial Officer, President, Secretary and director of Dutchess Holdings Corp. and Fern Holdings Corp. since October 15, 2012. Mr. Masri served as an executive officer and a director of China Display Technologies, Inc. (formerly Lincoln International Corp.), a publicly reporting and non-trading shell company, from 2004 until a share exchange with an operating company was completed in 2007. Mr. Masri received a B.A. in 1967 and a M.A. in 1970 in Politics, Philosophy and Economics from St. Catherine’s College in Oxford, England. Mr. Masri is a fellow of the Institute of Chartered Accountants in England and Wales and a CPA licensed in New York. Mr. Masri’s past experience as executive officer and director of a shell company which has completed a business combination will be beneficial to the Company as it seeks to carry out its business plan.

(b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

None.

(d)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past ten years.

(e)  Prior Blank Check Company Experience.

As indicated below, members of the management also serve as officer and director of:

Name	Filing Date Registration Statement	Operating Status	SEC File Number	Pending Business Combinations	Additional Information	Trading Market	Closing Price
Putnam Hills Corp.	August 12, 2011	Effective October 11, 2011	000-54478	None.	Samir N. Masri has served as Executive Officer, President, Secretary and a director of these companies since May 26, 2011 and Chief Financial Officer since October 19, 2012.	None.	None.
Iron Sands Corp.	August 12, 2011	Effective October 11, 2011	000-54477	None.		None.	None.
Trenton Acquisition Corp.	August 12, 2011	Effective October 11, 2011	000-54479	None.		None.	None.

Dutchess Holdings Corp.	February 8, 2013	Effective April 9, 2013	000-54895	None.	Samir N. Masri has served as President, Secretary, Chief Executive Officer, Chief Financial Officer and a director of these companies since October 15, 2012.	None.	None.
Fern Holdings Corp.	February 8, 2013	Effective April 9, 2013	000-54897	None.		None.	None.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended March 31, 2013 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

On July 15, 2013, the Company adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designated to deter wrongdoing and promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the SEC and others. A form of the Code of Ethics is attached hereto as Exhibit 14.1, and incorporated herein by reference.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit and Compensation Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its officers and directors during the period from August 29, 2012 (Inception) through the date of this filing.

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
Samir N. Masri (1) Chief Executive Officer, Chief Financial Officer President, Secretary and Director	2012 2013	None None	None None	None None	None None	None None

(1)	Samir N. Masri was appointed to serve as Chief Executive Officer, Chief Financial Officer, President, Secretary and a director of the Company on October 15, 2012.

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s officers and directors. The Company’s sole officer and director has not received any cash or other compensation since inception. He will not receive any compensation until the consummation of an acquisition. No compensation of any nature has been paid for on account of services rendered by the director in such capacity. Our sole officer and director intends to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain our management for the purposes of providing services to the surviving entity.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Except as otherwise disclosed herein, there are no understandings or agreements regarding compensation our management will receive after a business combination.

Compensation Committee and Insider Participation

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Compensation Committee Report

The Company does not have a standing compensation committee or a committee performing similar function, and therefore does not have a compensation committee report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of the date of this filing, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class
NLBDIT 2010 Services, LLC c/o Sunrise Securities Corp 600 Lexington Avenue, 23rd Floor New York, NY 10022	5,000,000		100%

The Nathan Low 2008 Irrevocable Trust c/o Sunrise Securities Corp. 600 Lexington Avenue, 23rd Floor New York, NY 10022	5,000,000	(1)	100%

Nathan A. Low c/o Sunrise Securities Corp. 600 Lexington Avenue, 23rd Floor New York, NY 10022	5,000,000	(2)	100%

Samir N. Masri (3) 175 Great Neck Rd Suite 403 Great Neck, NY 11021	0	(4)	0%

All Directors and Officers as a Group (1 individual)
________

(1)
Represents the 5,000,000 shares of Common Stock owned of record by NLBDIT 2010 Services, LLC (“NLBDIT Services”). The Nathan Low 2008 Irrevocable Trust (“Low Trust”) owns 100% of the outstanding membership interests of NLBDIT Services and may be deemed to beneficially own the shares of Common Stock held of record by NLBDIT Services.

(2)
Represents the 5,000,000 shares of Common Stock owned of record by NLBDIT Services and beneficially by the Low Trust. Nathan Low is the family trustee of the Low Trust and has voting and dispositive control over any securities owned of record or beneficially by the Low Trust, subject to the agreement of the independent trustee.

(3)	Samir N. Masri serves as Chief Executive Officer, Chief Financial Officer, President, Secretary and sole director of the Company.
(4)
Does not include the 5,000,0000 shares owned of record by NLBDIT Services. Samir Masri is the Managing Member of NLBDIT Services but does not have any voting or dispositive power over the shares of Common stock owned of record by NLBDIT Services.

(b)           The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

On October 15, 2012, the Company issued an aggregate of 5,000,000 shares of Common Stock to NLBDIT Services for an aggregate purchase price equal to $10,000, pursuant to the terms and conditions set forth in that certain common stock purchase agreement (the “Common Stock Purchase Agreement”). On October 23, 2012, the Company received payment of $10,000 for the shares of Common Stock issued to NLBDIT Services on October 15, 2012. The Low Trust owns 100% of the outstanding membership interests of NLBDIT Services and may be deemed to beneficially own the shares of Common Stock held of record by NLBDIT Services. Nathan Low is the family trustee of the Low Trust and has voting and dispositive control over any securities owned of record or beneficially by the Low Trust. Therefore, Mr. Low may be deemed to beneficially own the shares of Common Stock held of record by NLBDIT Services and beneficially by the Low Trust. The Company issued these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act. The Common Stock Purchase Agreement is attached as Exhibit 10.1 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on March 22, 2013.

On October 15, 2012, the Company issued NLBDIT 2010 Enterprises, LLC ("NLBDIT Enterprises") a promissory note (the "NLBDIT Enterprises Note") pursuant to which the Company agreed to repay NLBDIT Enterprises the sum of any and all amounts that NLBDIT Enterprises may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). Although NLBDIT Enterprises has no obligation to advance funds to the Company under the terms of the NLBDIT Enterprises Note, it is anticipated that NLBDIT Enterprises will advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued NLBDIT Enterprises Note in anticipation of such advances. NLBDIT Enterprises is wholly owned by The Nathan Low 2008 Irrevocable Trust ("Low Trust"). Nathan Low, a principal of our sole shareholder, is the family trustee of the Low Trust and a principal of NLBDIT Enterprises. Interest shall accrue on the outstanding principal amount of the NLBDIT Enterprises Note on the basis of a 360-day year from the date of borrowing until paid in full at the rate of six percent (6%) per annum. As of March 31, 2013, there is outstanding balance under the NLBDIT Enterprises Note. The NLBDIT Enterprises Note is attached as Exhibit 4.1 to the Company’s Registration Statement on Form 10, as amended, filed with the SEC on March 22, 2013.

The Company engaged Samir Masri CPA Firm P.C. to provide accounting services to the Company. Samir Masri, the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and director, is the founder and President of Samir Masri CPA Firm P.C. The Company has agreed to pay Samir Masri CPA Firm P.C. for services rendered in connection with the preparation of the financial statements required in this registration statement on Form 10 and the subsequent periodic reports during the first fiscal year in an aggregate amount equal to $10,000 to be paid as follows: (1) $5,000 upon the filing of the Company’s registration statement, and (2) an additional $5,000 on the earlier of (i) March 31, 2013 or (ii) the date that the Company consummates a merger or similar transaction with an operating business. There are no written agreements in connection with this arrangement.

The Company currently uses the office space and equipment of its management at no cost.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.  Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.  Under such definition, our sole director, Samir N. Masri would not be considered independent as he also serves as an executive officer of the Company.

Item 14.  Principal Accounting Fees and Services

Raich Ende Malter & Co. LLP is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Raich Ende Malter & Co. LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $7,500 for the fiscal year ended March 31, 2013.

Audit-Related Fees

There were no fees billed by Raich Ende Malter & Co. LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended March 31, 2013.

Tax Fees

There were no fees billed by Raich Ende Malter & Co. LLP for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended March 31, 2013.

All Other Fees

There were no fees billed by Raich Ende Malter & Co. LLP for other products and services for the fiscal year ended March 31, 2013.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

---------------
*Page F-1 follows page 11 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1*	Certificate of Incorporation

3.2*	By-laws

4.1**	Promissory Note issued by the Company to NLBDIT 2010 Enterprises LLC, dated October 15, 2012

10.1**	Common Stock Purchase Agreement by and between the Company and NLBDIT 2010 Services, LLC, dated October 15, 2012

14.1	Code of Ethics

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2013

31.2
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2013

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	Filed as an exhibit to the Company's registration statement on Form 10, as filed with the SEC on February 8, 2013, and incorporated herein by this reference.

**	Filed as an exhibit to the Company's amended registration statement on Form 10/A, as filed with the SEC on March 22, 2013, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEIDA RESOURCES CORP.

Dated: July 16, 2013	By:	/s/ Samir N. Masri
Samir N. Masri
President, Secretary and Director
Principal Executive Officer Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Samir N. Masri	Chief Executive Officer, Chief Financial Officer,	July 16, 2013
Samir N. Masri	President, Secretary and Director