Form 10-Q
period 2013-09-30
Intra-Cellular Therapies, Inc.
filed 2013-11-05
CIK 1567514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-54896

INTRA-CELLULAR THERAPIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4742850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3960 Broadway New York, New York 10032	10032
(Address of principal executive offices)	(Zip Code)

(212) 923-3344

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 4, 2013, the registrant had 22,134,647 shares of common stock outstanding.

Intra-Cellular Therapies, Inc.

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our, and the “Company” mean Intra-Cellular Therapies, Inc. and our subsidiaries. “ITI” refers to our wholly-owned operating subsidiary ITI, Inc. and its subsidiary.

i

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$44,072,012	$15,645,528
Certificates of deposit	2,000,000	3,500,000
Accounts receivable	251,291	300,429
Prepaid expenses and other current assets	806,288	188,702

Total current assets	47,129,591	19,634,659
Property and equipment, net	75,700	58,266
Other assets	130,755	130,755

Total assets	$47,336,046	$19,823,680

Liabilities, redeemable convertible preferred stock, and stockholders’ deficit
Current liabilities:
Accounts payable	$4,027,097	$41,608
Accrued and other current liabilities	2,571,126	404,656
Accrued employee benefits	759,757	726,657
Deferred revenue	416,682	1,666,674

Total current liabilities	7,774,662	2,839,595

Stockholders’ equity (deficit):
Common stock, $.0001 par value: 100,000,000 shares authorized; 22,134,647 and 14,599,612 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	2,213	1,460
Additional paid-in capital	89,082,858	47,678,924
Accumulated deficit	(49,523,687)	(30,696,299)

Total stockholders’ equity	39,561,384	16,984,085

Total liabilities and stockholders’ equity	$47,336,046	$19,823,680

See accompanying notes.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$667,955	$377,911	$1,909,471	$2,449,055

Costs and expenses:
Research and development	4,157,742	1,797,429	16,897,903	14,969,710
General and administrative	1,295,571	802,053	3,245,585	2,916,139

Total costs and expenses	5,453,313	2,599,482	20,143,488	17,885,849

Loss from operations	(4,785,358)	(2,221,571)	(18,234,017)	(15,436,794)
Interest expense	(131,888)	—	(604,960)	—
Interest income	5,626	6,656	11,589	29,730
Income taxes	—	(8,230)	—	(24,690)

Net loss	(4,911,620)	(2,223,145)	(18,827,388)	(15,431,754)

Net loss per common share:
Basic	$(0.42)	$(0.40)	$(2.43)	$(2.75)
Dilutive	(0.42)	(0.40)	(2.43)	(2.75)

Weighted average number of common shares:
Basic & Dilutive	11,779,745	5,607,022	7,737,250	5,603,575

See accompanying notes.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine-Months Ended September 30
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows provided by (used in) operating activities
Net loss	$(18,827,388)	$(15,431,754)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	15,821	39,413
Share-based compensation expense	282,450	282,629
Changes in operating assets and liabilities:
Accounts receivable	49,138	241,534
Prepaid expenses and other assets	(617,586)	2,099
Accounts payable	3,985,489	2,078,182
Accrued and other current liabilities and employee benefits	2,398,611	(738,321)
Deferred revenue	(1,249,992)	(1,249,995)

Net cash used in operating activities	(13,963,457)	(14,776,213)

Cash flows provided by (used in) investing activities
Purchases of investments	—	(1,000,000)
Maturities of investments	1,500,000	5,950,123
Purchase of property and equipment	(33,255)	(38,957)

Net cash provided by investing activities	1,466,745	4,911,166

Cash flows provided by (used in) financing activities
Proceeds from stock option exercises	316,827	7,022
Proceeds from stock subscription	109,834	—
Gross proceeds of public offering	43,941,850	—
Payment of costs of public offering	(3,445,315)	—

Net cash provided by financing activities	40,923,196	7,022

Net increase (decrease) in cash and cash equivalents	28,426,484	(9,858,025)
Cash and cash equivalents at beginning of period	15,645,528	13,693,215

Cash and cash equivalents at end of period	$44,072,012	$3,835,190

Cash paid for interest	$3,317	$—

Cash paid for taxes	$13,437	$13,857

See accompanying notes.

Intra-Cellular Therapies, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

1. Organization

Intra-Cellular Therapies, Inc. (the Company), through its wholly-owned operating subsidiary, ITI, Inc. (ITI), is a biopharmaceutical company focused on the discovery and clinical development of innovative, small molecule drugs that address underserved medical needs in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system (CNS). The Company’s lead product candidate, ITI-007, is in Phase 2 clinical trials as a first-in-class treatment for schizophrenia.

ITI was incorporated in the State of Delaware on May 22, 2001 under the name “Intra-Cellular Therapies, Inc.” and commenced operations in June 2002. ITI was founded to discover and develop drugs for the treatment of neurological and psychiatric disorders.

On August 29, 2013, ITI completed a reverse merger (the Merger) with a public shell company named Oneida Resources Corp. (Oneida). Oneida was formed in August 2012 as a vehicle to investigate and, if such investigation warranted, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. In the Merger, each outstanding share of capital stock of ITI was exchanged for 0.5 shares of common stock of Oneida, and each outstanding option and outstanding warrant of ITI was assumed by Oneida and became exercisable for 0.5 shares of Oneida common stock. As a result of the Merger and related transactions, ITI survived as a wholly-owned subsidiary of Oneida, Oneida changed its fiscal year end from March 31 to December 31, and Oneida changed its name to Intra-Cellular Therapies, Inc. (the Company). In addition, the Company began operating ITI and its business, and therefore ceased being a shell company. Following the Merger and the redemption of all then outstanding shares of Oneida at the closing of the Merger, the former shareholders of ITI owned 100% of the shares of the Company’s outstanding capital stock.

Immediately prior to the Merger, on August 29, 2013, ITI sold to accredited investors approximately $60.0 million of its shares of common stock, or 18,889,307 shares at a price of $3.1764 per share (the Private Placement), which included $15.3 million in principal and $0.8 million in accrued interest from the conversion of ITI’s then outstanding convertible promissory notes (the Notes).

In accordance with Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC) Topic 805, Business Combinations, ITI is considered the acquirer for accounting purposes, and will account for the transaction as a capital transaction, because ITI’s former stockholders received 100% of the voting rights in the combined entity and ITI’s senior management represents all of the senior management of the combined entity. Consequently, the assets and liabilities and the historical operations that will be reflected in our consolidated financial statements will be those of ITI and will be recorded at the historical cost basis of the Company. All share and per share amounts in the consolidated financial statements and related notes have been retrospectively adjusted to reflect the one for 0.5 shares common stock exchange as well as the conversion of the Notes and Redeemable Preferred Series A, B, and C convertible preferred stock.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although actual results could differ from those estimates, management does not believe that such differences would be material.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of money market investments and certificates of deposit with commercial banks and financial institutions. Certificates of deposit with a maturity date of more than three months are classified separately on the balance sheet. Their carrying values approximate the fair market value.

Fair Value Measurements

The Company applies the fair value method under ASC Topic 820, Fair Value Measurements and Disclosures. ASC Topic 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and requires expanded disclosures about fair value measurements. The ASC Topic 820 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following categories based on the lowest level input used that is significant to a particular fair value measurement:

•	Level 1—Fair value is determined by using unadjusted quoted prices that are available in active markets for identical assets and liabilities.

•	Level 2—Fair value is determined by using inputs other than Level 1 quoted prices that are directly or indirectly observable. Inputs can include quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets and liabilities in inactive markets. Related inputs can also include those used in valuation or other pricing models, such as interest rates and yield curves that can be corroborated by observable market data.

•	Level 3—Fair value is determined by inputs that are unobservable and not corroborated by market data. Use of these inputs involves significant and subjective judgments to be made by a reporting entity – e.g., determining an appropriate adjustment to a discount factor for illiquidity associated with a given security.

The Company evaluates financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them each reporting period. This determination requires the Company to make subjective judgments as to the significance of inputs used in determining fair value and where such inputs lie within the ASC Topic 820 hierarchy.

The Company has no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of September 30, 2013 and December 31, 2012. The carrying value of cash held in money market funds of approximately $21.2 million as of September 30, 2013 and approximately $1.2 million as of December 31, 2012, is included in cash and cash equivalents and approximates market value based on quoted market price or Level 1 inputs.

Financial Instruments

The Company considers the recorded costs of its financial assets and liabilities, which consist of cash equivalents, accounts receivable, accounts payable and accrued liabilities, to approximate their fair value because of their relatively short maturities at September 30, 2013 and December 31, 2012. Management believes that the risks associated with its financial instruments are minimal as the counterparties are financial institutions of high credit standing.

Concentration of Credit Risk

Cash equivalents are held with major financial institutions in the United States. Certificates of deposit held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

Accounts Receivable

Accounts receivable that management has the intent and ability to collect are reported in the balance sheets at outstanding amounts, less an allowance for doubtful accounts. The Company writes off uncollectible receivables when the likelihood of collection is remote.

The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of September 30, 2013 and December 31, 2012, as the Company has a history of collecting on all accounts including, but not limited to, collaborations funding its research.

Property and Equipment

Property and equipment is stated at cost and depreciated on a straight-line basis over estimated useful lives ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the assets or the term of the related lease. Expenditures for maintenance and repairs are charged to operations as incurred.

When indicators of possible impairment are identified, the Company evaluates the recoverability of the carrying value of its long-lived assets based on the criteria established in ASC Topic 360, Property, Plant and Equipment. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. The Company evaluates the carrying value of those assets in relation to the operating performance of the business and undiscounted cash flows expected to result from the use of those assets. Impairment losses are recognized when carrying value exceeds the undiscounted cash flows then management must determine the fair value of the underlying asset. No such impairment losses have been recognized to date.

Revenue Recognition

The Company earns its license and collaboration revenue from its significant partnership with Takeda Pharmaceutical Company Limited (Takeda). In order to further its research projects and support its collaborations, the Company will require additional financing until such time that revenue streams are sufficient to generate consistent positive cash flow from operations. Possible sources of funds include strategic alliances, additional equity offerings, grants and contracts, and research and development funding from third parties.

Revenue is recognized when all terms and conditions of the agreements have been met, including persuasive evidence of an arrangement, delivery has occurred or services have been rendered, price is fixed or determinable and collectability is reasonably assured. The Company is reimbursed for certain costs incurred on specified research projects under the terms and conditions of grants, collaboration agreements, and awards. The Company records the amount of reimbursement as revenues on a gross basis in accordance with ASC Topic 605-45, Revenue Recognition/Principal Agent Considerations. The Company is the primary obligor with respect to purchasing goods and services from third-party suppliers, is obligated to compensate the service provider for the work performed, and has discretion in selecting the supplier. Provisions for estimated losses on research grant projects and any other contracts are made in the period such losses are determined.

The Company engages in transactions with delivery of more than one element. Each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting. For the Company, this determination is generally based on whether the deliverable has “stand-alone value” to the customer. The Company adopted accounts for all Multiple-Deliverable Revenue Arrangements (MDRAs) in accordance with ASC Topic 605-25, Revenue Recognition—Multiple Element Arrangements.

The Company accounts for milestone revenue in accordance with ASC Topic 605-28, Milestone Method. Under this guidance, the Company recognizes revenue contingent upon the achievement of a substantive milestone in its entirety in the period the milestone is achieved. Substantive milestone payments are recognized upon achievement of the milestone only if all of the following conditions are met:

•	The milestone payments are non-refundable;

•	Achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement;

•	Substantive effort on our part is involved in achieving the milestone;

•	The amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone; and

•	A reasonable amount of time passes between the up-front license payment and the first milestone payment, as well as between each subsequent milestone payment.

Determination as to whether a payment meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and therefore, the resulting payment would be considered part of the consideration for the single unit of accounting and be recognized as revenue in accordance with the revenue models described above. In addition, the determination that one such payment was not a substantive milestone could prevent us from concluding that subsequent milestone payments were substantive milestones and, as a result, any additional milestone payments could also be considered part of the consideration for the single unit of accounting and would be recognized as revenue as such performance obligations are performed under either the proportional performance or straight-line methods, as applicable.

Deferred Revenue

Cash received as prepayment on future services is deferred and recognized as revenue as the services are performed. The Company must remit interest on any deferred revenue related to a governmental agency. As of September 30, 2013 and December 31, 2012, no interest was due as the Company did not have any deferred revenue from a government agency.

Research and Development

Except for payments made in advance of services, the Company expenses its research and development costs as incurred. For payments made in advance, the Company recognizes research and development expense as the services are rendered. Research and development costs primarily consist of salaries and related expenses for personnel and resources and the costs of clinical trials. Other research and development expenses include preclinical analytical testing, outside services, providers, materials and consulting fees.

Income Taxes

Income taxes are accounted for using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and its respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740 (previously included in FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109). Financial statement recognition of a tax position taken or expected to be taken in a tax return is determined based on a more-likely-than-not threshold of that position being sustained. If the tax position meets this threshold, the benefit to be recognized is measured as the tax benefit having the highest likelihood of being realized upon ultimate settlement with the taxing authority. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in the provision for income taxes.

Comprehensive Income (Loss)

ASC Topic 220-10, Reporting Comprehensive Income, requires the presentation of the comprehensive income or loss and its components as part of the financial statements if comprehensive income (loss) differs from net income (loss). For the three- and nine-months ended September 30, 2013 and the year ended December 31, 2012, the Company’s net loss equals comprehensive loss.

Share-Based Compensation

Share-based payments are accounted for in accordance with the provisions of ASC Topic 718, Compensation—Stock Compensation. The fair value of share-based payments is estimated, on the date of grant, using the Black-Scholes-Merton option-pricing model (the Black-Scholes model). The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the option.

For all time vesting awards granted, expense is amortized using the straight-line attribution method. For awards that contain a performance condition, expense is amortized using the accelerated attribution method. As share-based compensation expense recognized in the statements of operations for the three- and nine-months ended September 30, 2013 and 2012 and the year ended December 31, 2012, is based on share-based awards ultimately expected to vest, it has been reduced for estimated forfeitures.

ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures are based on the Company’s historical experience for the three- and nine-months ended September 30, 2013 and 2012 and the year ended December 31, 2012, and have not been material.

The Company utilizes the Black-Scholes model for estimating fair value of its stock options granted. Option valuation models, including the Black-Scholes model, require the input of subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility and the expected life of the award.

Expected volatility rates are based on historical volatility of the common stock of comparable publicly traded entities and other factors due to the lack of historic information of the Company’s common stock. The expected life of stock-based options is the period of time for which the stock-based options are expected to be outstanding. Given the lack of historic exercise data, the expected life is determined using the “simplified method” which is defined as the midpoint between the vesting date and the end of the contractual term.

The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not paid dividends to its stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. Therefore, the Company has assumed an expected dividend rate of zero.

Given the absence of an active market for the Company’s common stock, the exercise price of the stock options on the date of grant was determined and approved by the board of directors using several factors, including progress and milestones achieved in the Company’s business development and performance, the price per share of its convertible preferred stock offerings and general industry and economic trends. In establishing the estimated fair value of the common stock, the Company considered the guidance set forth in American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Under ASC Topic 718, the cumulative amount of compensation cost recognized for instruments classified as equity that ordinarily would result in a future tax deduction under existing tax law shall be considered to be a deductible difference in applying ASC Topic 740, Income Taxes. The deductible temporary difference is based on the compensation cost recognized for financial reporting purposes; however, these provisions currently do not impact the Company, as all the deferred tax assets have a full valuation allowance.

Since the Company had net operating loss carryforwards as of September 30, 2013 and December 31, 2012, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations.

Equity instruments issued to non-employees are accounted for under the provisions of ASC Topic 718 and ASC Topic 505-50, Equity/Equity-Based Payments to Non-Employees. Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed and are marked to market during the service period.

Loss Per Share

Loss per share is calculated under the two-class method under which all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities based on their respective rights to receive dividends.

Basic net loss per common share is determined by dividing the net loss allocable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing the net loss allocable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants.

The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive as applied to the loss from operations as of the three- and nine- months ended September 30, 2013 and 2012:

	Three-Months Ended September 30		Nine-Months Ended September 30
	2013	2012	2013	2012
Stock options	712.525	901,210	710,819	901,210

Recently Issued Accounting Pronouncements

In April 2013, FASB issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amended interim and annual reporting requirements about accumulated other comprehensive income (AOCI). In interim periods, companies are required to report information about reclassifications out of AOCI and changes in AOCI balances. The provision of ASU 2013-02 became effective for the first quarter of 2013. The adoption of ASU 2103-02 did not have a material effect on the Company’s consolidated results of operations, financial position or liquidity.

3. Property and Equipment

Property and equipment consist of the following:

	September 30, 2013	December 31, 2012

Computer equipment	$93,915	$92,318
Furniture and fixtures	46,523	42,736
Scientific equipment	2,851,947	2,824,076
Leasehold improvements	319,553	319,553

	3,311,938	3,278,683
Less accumulated depreciation	(3,236,238)	(3,220,417)

	$75,700	$58,266

Depreciation expense for the three- and nine-months ended September 30, 2013 was $4,729, and $15,821 respectively.

4. Share-Based Compensation

At the Effective Time of the Merger, the Company assumed all stock options then outstanding under ITI’s 2003 Equity Incentive Plan (the 2003 Plan). The 2003 Plan provided for the granting of stock awards, such as stock options, restricted common stock and stock appreciation rights to employees, directors and other individuals as determined by the Board of Directors. The 2003 Plan expired by its terms in July 2013 and no new awards may be granted. As of September 30, 2013, the only outstanding awards under the 2003 Plan were options to purchase 1,462,380 shares of common stock.

Stock options granted under the 2003 Plan may be either incentive stock options (ISOs) as defined by the Internal Revenue Code of 1986, as amended (the Code), or non-qualified stock options. The Board of Directors determined who received options as well as the vesting periods (which are generally two to three years) and exercise prices of options. Options have a maximum term of ten years. The exercise price of ISOs granted under the 2003 Plan must be at least equal to the fair market value of the common stock on the date of grant.

In addition, in August 2013, the Board of Directors approved the 2013 Equity Incentive Plan (the 2013 Plan). The Company expects the 2013 Plan will be effective on November 7, 2013 upon the effectiveness of stockholder approval of the plan by the Company’s sole stockholder prior to the Merger. The maximum number of shares of common stock that may be delivered in satisfaction of awards under the 2013 Plan is 799,934 shares, plus up to an additional maximum of 1,462,380 shares which may be issued solely after the cancellation or expiration of any unexercised stock options under the 2003 Plan that the Company assumed in the Merger. In addition, the 2013 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of common stock available for issuance under the 2013 Plan on January 1 of each year commencing on January 1, 2014 and ending upon expiration of the 2013 Plan. The annual increase in the number of shares shall be equal to the lesser of: 800,000 shares of common stock; 4% of the number of shares of common stock outstanding as of such date; and such lesser number of shares as determined by the Board of Directors prior to the applicable January 1st date.

These numbers are subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. Unless sooner terminated by the Board of Directors or stockholders, the 2013 Plan will expire 10 years from its date of effectiveness. Under the 2013 Plan, the Company may grant ISOs, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other stock awards to its employees, directors and consultants. As of September 30, 2013, no awards have been made under the 2013 Plan.

Total stock-based compensation expense, related to all of the Company’s share-based awards to employees, directors and consultants recognized during three- and nine-months ended September 30, 2013 and 2012, was comprised of the following:

	Three-Months Ended September 30		Nine-Months Ended September 30
	2013	2012	2013	2012

Research and development	$38,856	$32,200	$96,943	$86,845
General and administrative	80,361	65,261	185,507	195,784

Total share-based compensation expense	$119,217	$97,461	$282,450	$282,629

The following table describes the weighted-average assumptions used for calculating the value of options granted during the nine-months ended September 30, 2013:

2013

Dividend yield	0%
Expected volatility	80%
Weighted-average risk-free interest rate	1.40% - 1.80%
Expected term	6.2 years

Information regarding the stock options activity including employees, directors and consultants as of September 30, 2013, and changes during the period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life

Outstanding at December 31, 2012 (audited)	1,707,114	$1.3802	4.4 years
Options granted (unaudited)	247,600	$3.2600	6.2 years
Options exercised (unaudited)	(489,667)	$0.6470	1.3 years
Options canceled or expired (unaudited)	(2,667)	$2.9725	8.7 years

Outstanding at September 30, 2013 (unaudited)	1,462,380	$1.9410	5.5 years

Vested or expected to vest at September 30, 2013 (unaudited)	1,462,380	$1.9410	5.5 years

Exercisable at September 30, 2013 (unaudited)	1,118,156	$1.5801	6.9 years

5. Collaborations and License Agreements

The Bristol-Myers Squibb License Agreement

On May 31, 2005 the Company (through its wholly owned operating subsidiary, ITI) entered into a world-wide, exclusive License Agreement with Bristol-Myers Squibb Company (BMS), pursuant to which the Company holds a license to certain patents and know-how of BMS relating to ITI-007 and other specified compounds. The agreement was amended on November 3, 2010. The licensed rights are exclusive, except BMS retains rights in specified compounds in the fields of obesity, diabetes, metabolic syndrome and cardiovascular disease. However, BMS has no right to use, develop or commercialize ITI-007 and other specified compounds in any field of use. The Company has the right to grant sublicenses of the rights conveyed by BMS. The Company is obliged under the license to use commercially reasonable efforts to develop and commercialize the licensed technology. The Company is also prohibited from engaging in the clinical development or commercialization of specified competitive compounds.

Under the agreement, the Company made an upfront payment of $1.0 million to BMS, and may be obliged to make milestone payments for each licensed product of up to an aggregate of approximately $14.8 million. The Company is also obliged to make tiered single digit percentage royalty payments on sales of licensed products. The Company is obliged to pay to BMS a percentage of non-royalty payments made in consideration of any sublicense.

The agreement extends, and royalties are payable, on a country-by-country and product-by-product basis, through the later of ten years after first commercial sale of a licensed product in such country, expiration of the last licensed patent covering a licensed product, its method of manufacture or use, or the expiration of other government grants providing market exclusivity, subject to certain rights of the parties to terminate the agreement on the occurrence of certain events. On termination of the agreement, the Company may be obliged to convey to BMS rights in developments relating to a licensed compound or licensed product, including regulatory filings, research results and other intellectual property rights.

The Takeda License and Collaboration Agreement

On February 25, 2011, the Company (through its wholly owned operating subsidiary, ITI) entered into a license and collaboration agreement with Takeda Pharmaceutical Company Limited (Takeda) under which the Company agreed to collaborate to research, develop and commercialize its proprietary compound ITI-214 and other selected compounds that selectively inhibit PDE1 for use in the prevention and treatment of human diseases. As part of the agreement, the Company assigned to Takeda certain patents owned by the Company that claim ITI-214 and granted Takeda an exclusive license to develop and commercialize compounds identified in the conduct of the research program that satisfy specified criteria. However, the Company has retained rights to all compounds that do not meet the specified criteria and the Company continues to develop PDE1 inhibitors outside the scope of the agreement.

Under the terms of the agreement, the Company is conducting a research program with an initial term of three years to identify and characterize compounds that meet certain specified criteria sufficient for further development by Takeda. The Company is responsible for the Company’s expenses incurred in the conduct of certain research activities specified in the research plan. Takeda has agreed to reimburse the Company for expenses the Company incurs in conducting additional research activities.

Takeda is obliged to use commercially reasonable efforts to develop and commercialize licensed compounds at its expense, and has agreed to reimburse the Company for the costs and expenses of development activities the Company may perform. The Company has formed a joint steering committee with Takeda to coordinate and oversee activities on which the Company and Takeda collaborate under the agreement. The Company has the option to co-promote any licensed product in the United States by assuming responsibility for a certain percentage of the detailing activity with respect to that product.

The Company is responsible for supplying Takeda with ITI-214 for nonclinical activities and Phase 1 clinical trials at the Company’s expense. Takeda is responsible, at its expense, for the manufacture and supply of compounds that it develops and commercializes under the agreement for all other activities.

Upon execution of the agreement, Takeda made a nonrefundable payment to the Company. The Company is eligible to receive payments of approximately $500 million in the aggregate upon achievement of certain development milestones and up to an additional $250 million in the aggregate upon achievement of certain sales-based milestones, along with tiered royalty payments ranging from the high single digits to the low teens in percent based on net sales by Takeda.

The agreement extends, on a country-by-country and product-by-product basis, through the later of expiration of the last licensed patent covering a licensed product, its method of manufacture or use, the expiration of other government grants providing market exclusivity or ten years after first commercial sale of a licensed product in such country, subject to rights of the parties to sooner terminate the agreement on certain events and the right of Takeda to unilaterally terminate the agreement upon a specified number of days’ prior notice. Upon the termination of the agreement, Takeda is obliged to assign to the Company the patents covering ITI-214 assigned to Takeda upon the execution of the agreement, to grant the Company a license to develop and commercialize licensed compounds developed by Takeda and to transfer to the Company certain materials, information and regulatory materials reasonably necessary for us to continue the development and commercialization of those compounds.

The Company evaluates all deliverables within an arrangement to determine whether or not they provide value on a stand-alone basis. Based on this evaluation, the deliverables were separated into units of accounting. The arrangement consideration that is fixed or determinable at the inception of the arrangement was allocated to the separate units of accounting based on their relative selling prices. The Company may exercise significant judgment in determining whether a deliverable is a separate unit of accounting, as well as in estimating the selling prices of such unit of accounting.

To determine the selling price of a separate deliverable, the Company uses the hierarchy as prescribed in ASC Topic 605-25 Revenue Recognition based on vendor-specific objective evidence (VSOE), third-party evidence (TPE) or best estimate of selling price (BESP). VSOE is based on the price charged when the element is sold separately and is the price actually charged for that deliverable. TPE is determined based on third-party evidence for a similar deliverable when sold separately and BESP is the price at which the Company would transact a sale if the elements of collaboration and license arrangements were sold on a stand-alone basis. The Company was not able to establish VSOE or TPE for the deliverables within collaboration and license arrangements, as the Company does not have a history of entering into such arrangements or selling the individual deliverables within such arrangements separately. In addition, there may be significant differentiation in these arrangements, which indicates that comparable third-party pricing may not be available. The Company determined that the selling price for the deliverables within collaboration and license arrangements should be determined using BESP. The process for determining BESP involved significant judgment on our part and included consideration of multiple factors such as estimated direct expenses and other costs, and available data.

During the three- and nine-months ended September 30, 2013, the Company recognized revenue of $0.7 million, and $1.9 million under this agreement, respectively. At September 30, 2013 and December 31, 2012, $0.4 million and $1.7 million of revenue, respectively, was deferred under this agreement.

Other License Agreement

In May 2002, the Company entered into a license agreement (the License) and research agreement with a university. Under the provisions of the License, the Company is entitled to use this organization’s patented technology and other intellectual property relating to diagnosis and treatment of central nervous system disorders.

The License expires upon expiration of the patent rights or 15 years subsequent to the first sale of products developed through this License. The Company is required to make future milestone payments for initiation of clinical trials and approval of a New Drug Application (NDA). Should the Company commercialize the technology related to this License, the Company would be required to make royalty payments, and would also be required to pay fees under any sublicense agreements with third parties.

In connection with the License, the Company issued 400,000 shares of common stock to the organization. Upon issuance of the shares, the Company recorded the estimated fair value of the shares issued, approximately $120,000, as research and development expense.

In addition, the Company is required to use at least $1.0 million annually of its resources for the development and commercialization of the technology until the Company submits an NDA. The Company met its spending requirements in 2012. There were no other payments made or required for the three- and nine-months ended September 30, 2013 and 2012 and the year ended December 31, 2012.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Amendment No.2 to our Current Report on Form 8-K filed on October 31, 2013. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in Amendment No. 2 to our Current Report on Form 8-K filed on October 31, 2013.

Overview

Effective as of August 29, 2013, we consummated a reverse merger with the privately held biopharmaceutical company formerly named “Intra-Cellular Therapies, Inc.,” and changed our name from “Oneida Resources Corp.” to “Intra-Cellular Therapies, Inc.” The privately held company survived the merger as a wholly owned subsidiary of ours and changed its name to ITI, Inc.

We are a biopharmaceutical company focused on the discovery and clinical development of innovative, small molecule drugs that address underserved medical needs in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system. Our lead product candidate, ITI-007, is in Phase 2 clinical trials as a first-in-class treatment for schizophrenia. Interim results from the Phase 2 trial were included in our Current Reports on Form 8-K/A filed with the SEC on October 15, 2013 and October 31, 2013. Patient enrollment has completed, and we currently anticipate that the full results of the trial will be available in the fourth quarter of 2013. We believe that ITI-007 and follow-on compounds have utility to treat additional indications, which we may investigate, either on our own or with a partner. We hold exclusive, worldwide commercialization rights to ITI-007 and a family of related compounds from Bristol-Myers Squibb Company.

We have a second major program called ITI-002 that has yielded a portfolio of compounds that selectively inhibits the enzyme phosphodiesterase 1, or PDE1. We have licensed the lead compound in the ITI-002 portfolio, ITI-214, and other compounds in that portfolio, to Takeda Pharmaceutical Company Limited, or Takeda. ITI-214 is the first compound in its class to successfully advance into Phase 1 clinical trials and is being developed for the treatment of cognitive impairment associated with schizophrenia and other disorders.

Our pipeline also includes preclinical programs that are focused on advancing drugs for the treatment of cognitive dysfunction, in both schizophrenia and Alzheimer’s disease, and for disease modification and the treatment of neurodegenerative disorders, including Alzheimer’s disease.

Since inception, we have devoted all of our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of September 30, 2013, our accumulated deficit was $49.5 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and pre-clinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.

We have not generated any revenue from product sales to date and we do not expect to generate revenues from product sales for at least the next several years. Our revenues for the fiscal years ended December 31, 2012 and 2011 have been primarily from a license and collaboration agreement with Takeda, and, to a much lesser extent, from grants from U.S. government agencies and foundations in 2011 only. Prior to 2011, our revenue was entirely from grants from these agencies and foundations.

Our corporate headquarters and research facility are located in New York, New York.

Recent Developments

Private Placement

Prior to the Merger, which we describe below, on August 29, 2013, ITI sold to accredited investors approximately $60.0 million of its shares of common stock, or 18,889,307 shares, at a price of $3.1764 per share, which included approximately $15.3 million in principal and $0.8 million in accrued interest from the conversion of the ITI’s then outstanding convertible promissory notes, or Notes, and which resulted in net proceeds, after expenses, of approximately $40.0 million. We refer to this transaction as the Private Placement. Also, ITI granted the investors in the Private Placement registration rights requiring ITI or any successor to register those shares of ITI’s common stock (which were exchanged for shares of our common stock, along with the rest of the outstanding shares of the ITI capital stock, except for dissenting shares, at the Effective Time) for public resale, as described in more detail below. The then existing stockholders of ITI who agreed to become parties to the registration rights agreement also became entitled to such registration rights, subject to specified differences in the agreement between the rights of new investors and existing stockholders. The existing Second Amended and Restated Investor Rights Agreement, by and among ITI and the investors listed therein, dated as of October 25, 2007, as amended, was terminated at the Effective Time. The Private Placement closed immediately prior to the filing of a Certificate of Merger with the Secretary of State of the State of Delaware on August 29, 2013.

Reverse Merger

On August 29, 2013, pursuant to the Agreement and Plan of Merger dated August 23, 2013, or the Merger Agreement, by and among the Company; ITI, Inc., a wholly-owned subsidiary of the Company, or the Merger Sub; and ITI, Merger Sub merged with and into ITI, with ITI remaining as the surviving entity and a wholly-owned operating subsidiary of the Company, which we refer to as the Merger. The Merger was effective on August 29, 2013, upon the filing of a Certificate of Merger with the Secretary of State of the State of Delaware. At the effective time of the Merger, or the Effective Time, the name of ITI was changed to ITI, Inc. Immediately following the Effective Time, a newly organized wholly-owned subsidiary of the Company named “Intra-Cellular Therapies, Inc.”, or the Name Change Merger Sub, merged with and into the Company, or the Name Change Merger, with the surviving entity named Intra-Cellular Therapies, Inc.

At the Effective Time, the legal existence of Merger Sub ceased and each share of ITI common stock and each share of ITI preferred stock that was issued and outstanding immediately prior to the Effective Time was automatically exchanged for 0.5 shares of our common stock. We issued an aggregate of 22,134,647 shares of our common stock upon such exchange of the outstanding shares of ITI common stock and preferred stock. In addition, at the Effective Time, we assumed ITI’s 2003 Equity Incentive Plan, as amended, or the 2003 Plan, and all options to purchase the ITI common stock then outstanding under the 2003 Plan, and such options became exercisable for an aggregate of 1,462,380 shares of our common stock, subject to the vesting and other terms of such options. The vesting of such options was not accelerated as a result of the Merger. At the Effective Time, we also assumed the outstanding warrant to purchase ITI common stock, and such warrant became exercisable for 1,822 shares of our common stock.

Immediately following the Effective Time, pursuant to the terms of a Redemption Agreement, dated August 29, 2013, or the Redemption Agreement, by and among us and our then-current sole stockholder, we completed the closing of a redemption, or the Redemption, of 5,000,000 shares of our common stock from our then-current sole stockholder in consideration of $60,000, plus professional costs related to the transaction that were approximately $20,000. The 5,000,000 shares constituted all of the issued and outstanding shares of our capital stock, on a fully-diluted basis, immediately prior to the Merger.

In accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, Business Combinations, ITI is considered the acquirer for accounting purposes, and will account for the transaction as a capital transaction, because ITI’s former stockholders received 100% of the voting rights in the combined entity and ITI’s senior management represents all of the senior management of the combined entity. Consequently, the assets and liabilities and the historical operations that will be reflected in our consolidated financial statements will be those of ITI and will be recorded at the historical cost basis of the Company.

Results of Operations

Revenues

The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.

We have not generated any revenue from product sales to date and we do not expect to generate revenues from product sales for at least the next several years. Our revenues for fiscal years ended December 31, 2012 and 2011 have been primarily from the license and collaboration agreement with Takeda, and, to a much lesser extent, from grants from U.S. government agencies and foundations in 2011 only. Prior to 2011, our revenue was entirely from grants from these agencies and foundations.

The revenue from Takeda has been comprised primarily of an upfront payment, a milestone payment and reimbursements for costs incurred in the development of and patent prosecutions for compounds subject to the collaboration. The upfront payment was evaluated and it was determined that there were separate units of accounting for the deliverables that are provided for in the license and collaboration agreement. A larger portion of the upfront payment was considered a license fee, and the remaining portion was deemed to be related to the performance of agreed upon activities under the collaboration component of the license and collaboration agreement. We determined this amount in accordance with ASC Topic 605-25, Revenue Recognition, using best estimate of selling price, for the work that we would be required to perform. We considered multiple factors in estimating this amount, including, but not limited to, direct external expenses and internal costs for salary and related fringes, among others. The straight line method of amortization with a three-year schedule was used and revenue was and will be recognized equally for the years 2011 through 2013. Revenue from the license payment was recognized as earned when received. Revenue from milestone payments is recognized when all of the following conditions are met: (1) the milestone payments are non-refundable, (2) the achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement, (3) substantive effort on our part is involved in achieving the milestone, (4) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (5) a reasonable amount of time passes between the up-front license payment and the first milestone payment. Reimbursement revenue is recognized when the costs are incurred and the services have been performed.

We expect our revenues for the next several years to consist of limited reimbursable costs incurred for patent prosecutions, amortized revenue in 2013 related to the upfront payment made by Takeda, and reimbursements related to our collaboration with Takeda under the license and collaboration agreement. In addition, we expect to receive possible milestone payments under the license and collaboration agreement, but these are not assured at this time and would not be significant enough to fund operations for a meaningful period of time.

Expenses

The process of researching and developing drugs for human use is lengthy, unpredictable and subject to many risks. We are unable with any certainty to estimate either the costs or the timelines in which those costs will be incurred. We have one project, ITI-007 for the treatment of schizophrenia, which consumes a large proportion of our current, as well as projected, resources. We intend to pursue other disease indications that ITI-007 may address, but there are large costs associated with pursuing U.S. Food and Drug Administration, or FDA, approval for those indications, which would include the cost of additional clinical trials. Our other projects, exclusive of the Takeda collaboration, are still in the preclinical stages, and will require extensive funding not only to complete preclinical testing, but to enter into and complete clinical trials. Expenditures that we incur on these projects will be subject to availability of funding in addition to the funding required for the advancement of ITI-007. Any failure or delay in the advancement of ITI-007 could require us to re-allocate resources from our other projects to the advancement of ITI-007, which could have a significant material adverse impact on the advancement of these other projects and on our operations.

Our operating expenses are comprised of (i) research and development expenses and (ii) general and administrative expenses. Our research and development costs are comprised of:

•	internal recurring costs, such as labor and fringe benefits, materials and supplies, facilities and maintenance costs; and

•	fees paid to external parties who provide us with contract services, such as preclinical testing, manufacturing and related testing, and clinical trial activities.

General and administrative expenses are incurred in three major categories:

•	salaries and related benefit costs;

•	patent, legal and professional costs; and

•	office and facilities overhead.

We expect that our general and administrative costs will increase substantially from prior periods due to the increased costs associated with being a public reporting entity.

The following table sets forth our revenues and operating expenses for the three and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
	(In Thousands)		(In Thousands)
Revenues	$668	$378	$1,909	$2,449

Expenses
Research and Development	4,158	1,797	16,898	14,970
General and Administrative	1,295	802	3,246	2,916

	5,453	2,599	20,144	17,886
Net Loss	$(4,912)	$(2,223)	$(18,827)	$(15,432)

Comparison of Three and Nine Month Periods Ended September 30, 2013 and September 30, 2012

Revenues

Revenue decreased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 by approximately $540,000 due primarily to lower reimbursable third party manufacturing costs offset partially by an increase in reimbursable patent costs both associated with the Takeda agreement. Revenue increased for the three months ended September 30, 2013 as compared the three months ended September 30, 2012 by approximately $290,000 due to similar increases in both the reimbursable third party manufacturing costs and patent costs associated with the Takeda agreement.

Research and Development Expenses

Research and development expenses increased for both the three and nine month periods ended September 30, 2013 as compared to the three and nine month periods ended September 30, 2012 by approximately $2.4 million and $1.9 million, respectively. The increase in the three month period ended September 30, 2013 as compared to the three month period ended September 30, 2012 is due almost exclusively to outside clinical testing. The increase in the nine month period ended September 30, 2013 as compared to the nine month period ended September 30, 2012 is due to approximately $3.2 million of increased spending for outside clinical testing, which is primarily the result of an increase in the number of clinical trial subjects for our Phase 2 trial of ITI-007 in patients with schizophrenia, and is offset partially by lower non-clinical testing of $0.9 million and $0.3 million of lower labor and related costs.

The research and development process necessary to develop a pharmaceutical product for commercialization is subject to extensive regulation by numerous governmental authorities in the United States and other countries. This process typically takes years to complete and requires the expenditure of substantial resources. The steps required before a drug may be marketed in the United States generally include the following:

•	completion of extensive pre-clinical laboratory tests, animal studies, and formulation studies in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;

•	submission to the FDA of an Investigational New Drug application, or IND, for human clinical testing, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each proposed indication;

•	submission to the FDA of a New Drug Application, or NDA, after completion of all clinical trials;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the active pharmaceutical ingredient, or API, and finished drug product are produced and tested to assess compliance with current Good Manufacturing Practices, or cGMPs;

•	satisfactory completion of FDA inspections of clinical trial sites to assure that data supporting the safety and effectiveness of product candidates has been generated in compliance with Good Clinical Practices; and

•	FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.

The successful development of our product candidates and the approval process requires substantial time, effort and financial resources, and is uncertain and subject to a number of risks. We cannot be certain that any of our product candidates will prove to be safe and effective, will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval, or will be granted marketing approval on a timely basis, if at all. Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval or could result in label warnings related to or recalls of approved products. We, the FDA, or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our product candidates. Other risks associated with our product candidates are described in the section entitled “Risk Factors” in our Current Report on Form 8-K/A filed with the SEC on October 31, 2013, as updated from time to time in our other periodic and current reports filed with the SEC.

General and Administrative Expenses

General and administrative expenses increased for both the three and nine month periods ended September 30, 2013 as compared to the three and nine month periods ended September 30, 2012 by approximately $493,000 and $330,000, respectively. The increase of $493,000 for the three month period ended September 30, 2013 as compared to the three month period ended September 30, 2012 is primarily the result of approximately $182,000 increase in patent filing costs, with the remainder comprised primarily of higher professional fees. The $330,000 increase for the nine month period ended September 30, 2013 as compared to the nine month period ended September 30, 2012 is due primarily to $146,000 increase in professional fees and $170,000 increase in patent filing costs. Professional fee increases in 2013 are due to the activity associated with being a public reporting company.

Liquidity and Capital Resources

Through September 30, 2013, we have funded our operations with approximately $149.2 million of cash that has been obtained from the following main sources: $40.0 million of net proceeds from the Private Placement which closed on August 29, 2013 (net of $0.5 million of unpaid costs); $25.4 million from other sales of equity; $0.4 million from the exercise of stock options; $15.3 million in sales of convertible promissory notes; $40.6 million from grants from government agencies and foundations; and $27.9 million in total payments received under the license and collaboration agreement with Takeda, including approximately $1.7 million for reimbursement of development costs incurred from 2011 through September 30, 2013, and $1.8 million for patent costs incurred during the same time period. During the nine months ended September 30, 2013, we did not receive any funding through grants. We do not believe that grant revenue will be a significant source of funding in the near future. We expect that reimbursements of our development costs by Takeda will decline going forward, and we do not expect such reimbursements to be a significant source of funding in the future. We also expect the reimbursements for patent filing costs will remain at the same level, but because reimbursements will be offset by the actual expenditures incurred, reimbursements do not represent a net source of funding for us.

In October and November 2012, we issued convertible promissory notes, or Notes, having an aggregate principal amount of approximately $15.2 million. We issued additional Notes having an aggregate principal amount of $0.1 million in March 2013. The Notes were unsecured and accrued interest at a rate of 6% per year, and were originally scheduled to mature on April 25, 2013, but maturity was extended until October 25, 2013. The principal amount of the Notes, together with the accrued interest thereon, converted into shares of ITI common stock at the closing of the private placement described above under “Recent Developments—Private Placement.”

As of December 31, 2012, we had a total of $19.1 million in cash, cash equivalents and certificates of deposit, or CDs, and approximately $2.8 million of short term liabilities from operations. As of September 30, 2013, we had a total of $46.1 million in cash, cash equivalents and CDs, and approximately $7.8 million of short term liabilities consisting of short term liabilities from operations. Excluding the increase in net cash of approximately $40.0 million from the Private Placement which closed in August 2013 (net of $0.5 million of unpaid costs) and the conversion of $15.2 million of convertible notes outstanding at December 31, 2012, we used $17.3 million in working capital for the nine months ended September 30, 2013. This reduction in working capital is due primarily to the funding of the Phase 2 clinical trial for ITI-007, our lead drug candidate, and to a lesser extent to fund recurring operating expenses, the preparation for additional clinical trials and non-clinical testing. We expect to consume working capital of approximately $7.0 million to $8.5 million for the fourth quarter of 2013. This is expected to be due primarily to recurring expenses and for costs incurred for the completion of the Phase 2 clinical trial and the preparations for additional trials and non-clinical testing related to the development of ITI-007. We expect that cash to be used in the fourth quarter of 2013 will be between $10.0 million and $13.0 million as we pay down a significant portion of our accounts payable and accrued expenses recorded at September 30, 2013 and use funds for ongoing operations.

Our cash, cash equivalents and investment securities totaled $46.1 million at September 30, 2013. On August 29, 2013, immediately prior to the Merger, ITI sold approximately $60.0 million of its common stock, which included approximately $15.3 million in principal and $0.8 million in accrued interest from the conversion of its then outstanding convertible promissory notes, and which resulted in net proceeds, after expenses, of approximately $40.0 million (net of $0.5 million of unpaid costs). While we believe that our existing cash resources and anticipated payments from our existing collaborations will be sufficient to fund our cash requirements for the next 10-12 months, we will require significant additional financing in the future to continue to fund our operations.

We have incurred losses in every year since inception with the exception of the fiscal year ended December 31, 2011. These losses have resulted in significant cash used in operations. During the fiscal year ended December 31, 2012, our cash used in operations was approximately $18.9 million. During the fiscal year ended December 31, 2011, if we exclude the upfront fee and milestone payments from Takeda, our cash used in operations would have been $7.8 million. This increase of cash used during the fiscal year ended December 31, 2012 is primarily due to the clinical development and clinical trial activities for ITI-007. While we have several research and development programs underway, the ITI-007 program has advanced the furthest and will continue to consume increasing amounts of cash for conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct these activities necessary to pursue FDA approval of ITI-007 and our other product candidates, we expect the cash needed to fund operations to increase significantly over the next several years.

We seek to balance the level of cash, cash equivalents and marketable securities on hand with our projected needs and to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms. Until we can generate significant revenues from operations, we will need to satisfy our future cash needs through public or private sales of our equity securities, sales of debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of our product candidates and technology and, to a lesser extent, grant funding. We cannot be sure that future funding will be available to us when we need it on terms that are acceptable to us, or at all. We sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs. The amount of funding we raise through sales of our common stock or other securities depends on many factors, including, but not limited to, the status and progress of our product development programs, projected cash needs, availability of funding from other sources, our stock price and the status of the capital markets. Due to the recent volatile nature of the financial markets and, in particular, the adverse impact on market capitalization and valuation of biotechnology companies, equity and debt financing may be difficult to obtain. In addition, any unfavorable development or delay in the progress for our ITI-007 program could have a material adverse impact on our ability to raise additional capital.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends.

If adequate funds are not available to us on a timely basis, we may be required to: (1) delay, limit, reduce or terminate preclinical studies, clinical trials or other clinical development activities for one or more of our product candidates, including our lead candidate ITI-007 as well as our other preclinical stage product candidates; (2) delay, limit, reduce or terminate our discovery research or preclinical development activities; or (3) enter into licenses or other arrangements with third parties on terms that may be unfavorable to us or sell, license or relinquish rights to develop or commercialize our product candidates, technologies or intellectual property at an earlier stage of development and on less favorable terms than we would otherwise agree.

Our cash is maintained in money market accounts and, to a lesser extent, in CDs at major financial institutions. Due to the current low interest rates available for these instruments, we are earning limited interest income. Our investment portfolio has not been adversely impacted by the problems in the credit markets that have existed over the last several years, but there can be no assurance that our investment portfolio will not be adversely affected in the future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses for the periods presented. Judgments must also be made about the disclosure of contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management makes estimates and exercises judgment in revenue recognition and stock-based compensation. Actual results may differ from those estimates and under different assumptions or conditions.

We believe that the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

Revenue is recognized when all terms and conditions of the agreements have been met, including persuasive evidence of an arrangement, delivery has occurred or services have been rendered, price is fixed or determinable and collectability is reasonably assured. We are reimbursed for certain costs incurred on specified research projects under the terms and conditions of grants, collaboration agreements, and awards. We record the amount of reimbursement as revenues on a gross basis in accordance with ASC Topic 605-45, Revenue Recognition/Principal Agent Considerations. We are the primary obligor with respect to purchasing goods and services from third-party suppliers, are obligated to compensate the service provider for the work performed, and have discretion in selecting the supplier. Provisions for estimated losses on research grant projects and any other contracts are made in the period such losses are determined.

Effective January 1, 2011, we adopted a new accounting standard that amends the guidance on the accounting for arrangements involving the delivery of more than one element. Pursuant to the new standard, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting. For us, this determination is generally based on whether the deliverable has “stand-alone value” to the customer. We adopted this new accounting standard on a prospective basis for all Multiple-Deliverable Revenue Arrangements, or MDRAs, entered into on or after January 1, 2011, and for any MDRAs that were entered into prior to January 1, 2011, but materially modified on or after that date.

For MDRAs entered into prior to January 1, 2011 (pre-2011 arrangements) and not materially modified thereafter, we continue to apply our prior accounting policy with respect to such arrangements. Under this policy, in general, revenue from non-refundable, up-front fees related to intellectual property rights/licenses, where we have continuing involvement and where standalone value could not be determined under the previous guidance, is recognized ratably over the estimated period of ongoing involvement. In general, the consideration with respect to the other deliverables is recognized when the goods or services are delivered.

The adoption of this accounting standard did not have a material impact on our results of operations for the three and nine months ended September 30, 2013 and years ended December 31, 2012 and 2011, or on our financial positions as of those dates.

In January 2011, we adopted ASC Topic 605-28, Milestone Method. Under this guidance, we recognize revenue contingent upon the achievement of a substantive milestone in its entirety in the period the milestone is achieved. Substantive milestone payments are recognized upon achievement of the milestone only if all of the following conditions are met:

•	the milestone payments are non-refundable;

•	achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement;

•	substantive effort on our part is involved in achieving the milestone;

•	the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone; and

•	a reasonable amount of time passes between the up-front license payment and the first milestone payment, as well as between each subsequent milestone payment.

Determination as to whether a payment meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and therefore, the resulting payment would be considered part of the consideration for the single unit of accounting and be recognized as revenue as such performance obligations are performed under either the proportional performance or straight-line methods, as applicable. In addition, the determination that one such payment was not a substantive milestone could prevent us from concluding that subsequent milestone payments were substantive milestones and, as a result, any additional milestone payments could also be considered part of the consideration for the single unit of accounting and would be recognized as revenue as such performance obligations are performed under either the proportional performance or straight-line methods, as applicable.

Stock-Based Compensation

Stock-based payments are accounted for in accordance with the provisions of ASC Topic 718, Compensation—Stock Compensation. The fair value of share-based payments is estimated, on the date of grant, using the Black-Scholes-Merton option-pricing model, or the Black-Scholes model. The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the option.

For all time vesting awards granted, expense is amortized using the straight-line attribution method. For awards that contain a performance condition, expense is amortized using the accelerated attribution method. As stock-based compensation expense recognized in the statements of operations for the three and nine months ended September 30, 2013 and 2012 is based on share-based awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures are based on our historical experience for the three- and nine-month periods ended September 30, 2013 and for the fiscal years ended December 31, 2012 and 2011, and have not been material.

We utilize the Black-Scholes model for estimating fair value of our stock options granted. Option valuation models, including Black-Scholes model, require the input of subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility and the expected life of the award.

Expected volatility rates are based on historical volatility of the common stock of comparable publicly traded entities and other factors due to the lack of historic information of our common stock. The expected life of stock-based options is the period of time for which the stock-based options are expected to be outstanding. Given the lack of historic exercise data, the expected life is determined using the “simplified method” which is defined as the midpoint between the vesting date and the end of the contractual term.

The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have not paid dividends to our stockholders since our inception and do not plan to pay cash dividends in the foreseeable future. Therefore, we have assumed an expected dividend rate of zero.

Given the absence of an active market for our common stock, the exercise price of the stock options on the date of grant was determined and approved by the board of directors using several factors, including progress and milestones achieved in our business development and performance, the price per share of our convertible preferred stock offerings and general industry and economic trends. In establishing the estimated fair value of our common stock, we considered the guidance set forth in American Institute of Certified Public Accountants Practice Guide, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation.”

Under ASC Topic 718, the cumulative amount of compensation cost recognized for instruments classified as equity that ordinarily would result in a future tax deduction under existing tax law shall be considered to be a deductible difference in applying ASC Topic 740, Income Taxes. The deductible temporary difference is based on the compensation cost recognized for financial reporting purposes; however, these provisions currently do not impact us, as all the deferred tax assets have a full valuation allowance.

Since we had net operating loss carry-forwards as of September 30, 2013 and December 31, 2012 and 2011, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations.

Equity instruments issued to non-employees are accounted for under the provisions of ASC Topic 718 and ASC Topic 505-50, Equity/Equity-Based Payments to Non-Employees. Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed and are marked to market during the service period.

Recently Issued Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. For the recently issued accounting standards that we believe may have an impact on our financial statements, see “Notes to Condensed Consolidated Financial Statements (Unaudited)—Note 2—Summary of Significant Accounting Policies” included in this Quarterly Report on Form 10-Q.

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the initiation, cost, timing, progress and results of our development activities, preclinical studies and clinical trials;

•	the timing of and our ability to obtain and maintain regulatory approval of our existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates;

•	our plans to research, develop and commercialize our future product candidates;

•	our collaborators’ election to pursue research, development and commercialization activities;

•	our ability to obtain future reimbursement and/or milestone payments from our collaborators;

•	our ability to successfully commercialize our product candidates;

•	our ability to obtain additional financing; and

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and the need for additional financing.

Words such as “may,” “anticipate,” “estimate,” “expect,” “may,” “project,” “intend,” “plan,” “believe,” “potential,” “predict,” “project,” “likely,” “will,” “would,” “could,” “should,” “continue” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading “Risk Factors” contained in Amendment No. 2 to our Current Report on Form 8-K filed on October 31, 2013.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report on Form 10-Q or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to the Company or to any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. For disclosures about market risk, see Amendment No. 2 to our Current Report on Form 8-K filed with the SEC on October 31, 2013.

Item 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A.	RISK FACTORS

For information regarding known material risks that could affect our results of operations, financial condition and liquidity, please see the information under the heading “Risk Factors” in Amendment No. 2 to our Current Report on Form 8-K filed with the SEC on October 31, 2013.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On August 29, 2013, at the Effective Time of the Merger, each share of ITI common stock and preferred stock that was issued and outstanding immediately prior to the Effective Time was automatically exchanged for 0.5 shares of our common stock. We issued an aggregate of 22,134,647 shares of our common stock upon such exchange of the outstanding shares of ITI common stock and preferred stock to ITI’s stockholders immediately prior to the Effective Time, which included no more than 35 non-accredited investors. The shares of our common stock issued upon such exchange were issued in reliance upon an exemption from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering.

In addition, at the Effective Time, we assumed ITI’s 2003 Plan, and all options to purchase its common stock then outstanding under the 2003 Plan, and such options became exercisable for an aggregate of 1,462,380 shares of our common stock, subject to the vesting and other terms of such options. At the Effective Time, we also assumed the outstanding warrant to purchase ITI’s common stock, and such warrant became exercisable for 1,822 shares of our common stock.

Issuer Purchases of Equity Securities

Pursuant to the terms of the Redemption Agreement, we completed the closing of a redemption of 5,000,000 shares of our common stock from our then-current sole stockholder in consideration of $60,000, plus professional costs related to the transaction of approximately $20,000. The 5,000,000 shares constituted all of the issued and outstanding shares of our capital stock, on a fully-diluted basis, immediately prior to the Merger.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

2.1	Agreement and Plan of Merger, dated as of August 23, 2013, by and among the Registrant, ITI, Inc. and Intra-Cellular Therapies, Inc.		8-K (Exhibit 2.1)	8/29/2013	000-54896

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

2.2		Agreement and Plan of Merger, dated as of August 29, 2013, by and between the Registrant and Intra-Cellular Therapies, Inc., relating to the name change of the Registrant.		8-K (Exhibit 2.2)	9/5/2013	000-54896

3.1		Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on August 29, 2012.		10 (Exhibit 3.1)	2/8/2013	000-54896

3.2		Form of Restated Certificate of Incorporation of the Registrant, to be filed with the Secretary of State of the State of Delaware.		8-K (Exhibit 3.2)	9/5/2013	000-54896

3.3		Certificate of Merger relating to the Merger of ITI, Inc. with and into Intra-Cellular Therapies, Inc., filed with the Secretary of State of the State of Delaware on August 29, 2013.		8-K (Exhibit 3.3)	9/5/2013	000-54896

3.4		Certificate of Ownership and Merger relating to the Merger of Intra-Cellular Therapies, Inc. with and into the Registrant, filed with the Secretary of State of the State of Delaware on August 29, 2013, relating to the name change of the Registrant.		8-K (Exhibit 3.4)	9/5/2013	000-54896

3.5		Restated Bylaws of the Registrant.		8-K (Exhibit 3.5)	9/5/2013	000-54896

4.1		Form of common stock certificate.		8-K (Exhibit 4.1)	9/5/2013	000-54896

4.2	.1	Warrant to Purchase Common Stock dated April 19, 2013 issued to Alzheimer Drug Discovery Foundation, Inc.		8-K (Exhibit 4.2.1)	9/5/2013	000-54896

	.2	Amendment dated August 29, 2013 to Warrant to Purchase Common Stock dated April 19, 2013 issued to Alzheimer Drug Discovery Foundation, Inc.		8-K (Exhibit 4.2.2)	9/5/2013	000-54896

10.1	.1	License Agreement dated as of May 31, 2005 by and between Bristol-Meyers Squibb Company and Intra-Cellular Therapies, Inc.**		8-K/A (Exhibit 10.1.1)	10/31/2013	000-54896

	.2	Amendment No. 1 to License Agreement dated as of November 3, 2010 by and between Bristol-Meyers Squibb Company and Intra-Cellular Therapies, Inc.		8-K (Exhibit 10.1.2)	9/5/2013	000-54896

10.2		License and Collaboration Agreement dated as of February 25, 2011 by and between Takeda Pharmaceutical Company Limited and Intra-Cellular Therapies, Inc.**		8-K/A (Exhibit 10.2)	10/31/2013	000-54896

10.3		Employment Agreement effective as of February 26, 2008 by and between Sharon Mates, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.3)	9/5/2013	000-54896

10.4		Employment Agreement effective as of February 26, 2008 by and between Lawrence J. Hineline and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.4)	9/5/2013	000-54896

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.5	Employment Agreement effective as of February 26, 2008 by and between Allen Fienberg, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.5)	9/5/2013	000-54896

10.6	Employment Agreement effective as of February 26, 2008 by and between Lawrence Wennogle, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.6)	9/5/2013	000-54896

10.7	Offer Letter dated February 2, 2007 by Intra-Cellular Therapies, Inc. to Kimberly Vanover.*		8-K (Exhibit 10.7)	9/5/2013	000-54896

10.8	Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of September 1, 2003 by and between Sharon Mates, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.8)	9/5/2013	000-54896

10.9	Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of December 1, 2003 by and between Lawrence J. Hineline and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.9)	9/5/2013	000-54896

10.10	Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of June 3, 2002 by and between Allen Fienberg, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.10)	9/5/2013	000-54896

10.11	Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of January 1, 2003 by and between Lawrence Wennogle, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.11)	9/5/2013	000-54896

10.12	Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of March 5, 2007 by and between Kimberly E. Vanover, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.12)	9/5/2013	000-54896

10.13	Form of Indemnification Agreement by and between the Company and its directors and executive officers.*		8-K (Exhibit 10.13)	9/5/2013	000-54896

10.14	2003 Equity Incentive Plan, as amended.*		8-K (Exhibit 10.14)	9/5/2013	000-54896

10.15	Form of Stock Option Agreement under the 2003 Equity Incentive Plan, as amended.*		8-K (Exhibit 10.15)	9/5/2013	000-54896

10.16	2013 Equity Incentive Plan.*		8-K (Exhibit 10.16)	9/5/2013	000-54896

10.17	Redemption Agreement dated as of August 29, 2013 by and between the Registrant and NLBDIT 2010 Services, LLC.		8-K (Exhibit 10.17)	9/5/2013	000-54896

10.18	Indemnity Agreement dated as of August 29, 2013 by and among the Registrant, Intra-Cellular Therapies, Inc. and Samir N. Masri.		8-K (Exhibit 10.18)	9/5/2013	000-54896

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.19	Registration Rights Agreement dated as of August 29, 2013 by and among Intra-Cellular Therapies, Inc., the stockholders named therein and the Registrant.		8-K (Exhibit 10.19)	9/5/2013	000-54896

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101+	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2013 and December 31, 2012 (audited), (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).	X

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested by the Registrant, which is pending review by the Securities and Exchange Commission. Redacted portion filed separately with the Securities and Exchange Commission.
+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: November 5, 2013	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Date: November 5, 2013	By:	/s/ Lawrence J. Hineline
Lawrence J. Hineline
Vice President of Finance, Chief Financial Officer and Secretary