Form 10-Q
period 2014-03-31
Intra-Cellular Therapies, Inc.
filed 2014-05-05
CIK 1567514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 30, 2014, the registrant had 29,227,745 shares of common stock outstanding.

Intra-Cellular Therapies, Inc.

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our, and the “Company” mean Intra-Cellular Therapies, Inc. and our subsidiaries. “ITI” refers to our wholly-owned operating subsidiary ITI, Inc. and its subsidiary.

i

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$143,618,247	$35,150,924
Certificates of deposit	2,000,000	2,000,000
Accounts receivable	167,787	336,318
Prepaid expenses and other current assets	585,104	762,243

Total current assets	146,371,138	38,249,485
Property and equipment, net	65,075	68,272
Other assets	200,447	131,555

Total assets	$146,636,660	$38,449,312

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,142,779	$3,395,067
Accrued and other current liabilities	940,594	2,611,091
Accrued employee benefits	828,262	827,879

Total current liabilities	3,911,635	6,834,037

Stockholders’ equity:
Common stock, $.0001 par value: 100,000,000 shares authorized; 29,222,746 and 22,159,446 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	2,922	2,216
Additional paid-in capital	204,829,884	89,177,556
Accumulated deficit	(62,107,781)	(57,564,497)

Total stockholders’ equity	142,725,025	31,615,275

Total liabilities and stockholders’ equity	$146,636,660	$38,449,312

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited) Three Months Ended March 31,
	2014	2013
Revenues	$167,787	$598,252

Costs and expenses:
Research and development	2,829,299	4,952,260
General and administrative	1,912,951	1,046,608

Total costs and expenses	4,742,250	5,998,868

Loss from operations	(4,574,463)	(5,400,616)
Interest expense	(5,041)	(241,316)
Interest income	36,220	3,555

Net loss	$(4,543,284)	$(5,638,377)

Net loss per common share:
Basic & Diluted	$(0.17)	$(0.39)
Weighted average number of common shares:
Basic & Diluted	26,475,907	14,599,612

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited) Three Months Ended March 31,
	2014	2013
Cash flows provided by (used in) operating activities
Net loss	$(4,543,284)	$(5,638,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,317	6,199
Share-based compensation expense	199,754	74,070
Changes in operating assets and liabilities:
Accounts receivable	168,531	69,517
Prepaid expenses and other assets	108,247	41,895
Accounts payable	(1,252,288)	3,362,141
Accrued liabilities	(1,670,114)	209,854
Deferred revenue	—	(416,664)

Net cash used in operating activities	(6,982,837)	(2,291,365)

Cash flows provided by (used in) investing activities
Maturities of investments	—	1,541,938
Purchase of property and equipment	(3,120)	(5,055)

Net cash (used in) provided by investing activities	(3,120)	1,536,883

Cash flows provided by (used in) financing activities
Gross proceeds of public offering	116,191,285	—
Payment of costs of public offering	(738,005)	—

Net cash provided by financing activities	115,453,280	—

Net increase (decrease) in cash and cash equivalents	108,467,323	(754,482)
Cash and cash equivalents at beginning of period	35,150,924	15,645,528

Cash and cash equivalents at end of period	$143,618,247	$14,891,046

Cash paid for interest	$5,041	$—
Cash paid for taxes	$3,900	$800

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2014

1. Organization

Intra-Cellular Therapies, Inc. (the “Company”), through its wholly-owned operating subsidiary, ITI, Inc. (“ITI”), is a biopharmaceutical company focused on the discovery and clinical development of innovative, small molecule drugs that address underserved medical needs in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system (“CNS”). The Company’s lead product candidate, ITI-007, is in late phase clinical development as a first-in-class treatment for schizophrenia.

ITI was incorporated in the State of Delaware on May 22, 2001 under the name “Intra-Cellular Therapies, Inc.” and commenced operations in June 2002. ITI was founded to discover and develop drugs for the treatment of neurological and psychiatric disorders.

On August 29, 2013, ITI completed a reverse merger (the “Merger”) with a public shell company named Oneida Resources Corp. (“Oneida”). Oneida was formed in August 2012 as a vehicle to investigate and, if such investigation warranted, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. In the Merger, each outstanding share of capital stock of ITI was exchanged for 0.5 shares of common stock of Oneida, and each outstanding option to purchase one share of ITI common stock and each outstanding warrant to purchase one share of ITI common stock was assumed by Oneida and became exercisable for 0.5 shares of Oneida common stock. As a result of the Merger and related transactions, ITI survived as a wholly-owned subsidiary of Oneida, Oneida changed its fiscal year end from March 31 to December 31, and Oneida changed its name to Intra-Cellular Therapies, Inc. (the “Company”). In addition, the Company began operating ITI and its business, and therefore ceased being a shell company. Following the Merger and the redemption of all then outstanding shares of Oneida at the closing of the Merger, the former shareholders of ITI owned 100% of the shares of the Company’s outstanding capital stock.

In accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, ITI is considered the acquirer for accounting purposes, and has accounted for the transaction as a capital transaction, because ITI’s former stockholders received 100% of the voting rights in the combined entity and ITI’s senior management represents all of the senior management of the combined entity. Consequently, the assets and liabilities and the historical operations that are reflected in the Company’s consolidated financial statements are those of ITI and have been recorded at the historical cost basis of the Company. All share and per share amounts in the condensed consolidated financial statements and related notes have been retrospectively adjusted to reflect the one for 0.5 shares common stock exchange as well as the conversion of the Notes and Series A, B, and C redeemable convertible preferred stock of ITI.

Immediately prior to the Merger, on August 29, 2013, ITI sold to accredited investors approximately $60.0 million of its shares of common stock, or 18,889,307 shares at a price of $3.1764 per share (the “Private Placement”), which included $15.3 million in principal and $0.8 million in accrued interest from the conversion of ITI’s then outstanding convertible promissory notes (the “Notes”).

On February 5, 2014, the Company completed a public offering of common stock in which the Company sold 7,063,300 shares of common stock, which included the exercise of the underwriters’ option to purchase 921,300 shares, at an offering price of $17.50 per share. After deducting underwriting discounts, commissions and offering expenses, the net proceeds to the Company were approximately $115.4 million.

The Company earns license and collaboration revenue from its significant partnership with Takeda Pharmaceutical Company Limited (“Takeda”). In order to further its research projects and support its collaborations, the Company will require additional financing until such time, if ever, that revenue streams are sufficient to generate consistent positive cash flow from operations. Possible sources of funds include strategic alliances, additional equity offerings, grants and contracts, and research and development funding from third parties.

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

2. Summary of Significant Accounting Policies (continued)

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

The Company has no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of March 31, 2014 and December 31, 2013. The carrying value of cash held in money market funds of approximately $27.2 million as of March 31, 2014 and approximately $27.0 million as of December 31, 2013, is included in cash and cash equivalents and approximates market value based on quoted market price or Level 1 inputs.

Financial Instruments

The Company considers the recorded costs of its financial assets and liabilities, which consist of cash equivalents, accounts receivable, accounts payable and accrued liabilities, to approximate their fair value because of their relatively short maturities at March 31, 2014 and December 31, 2013. Management believes that the risks associated with its financial instruments are minimal as the counterparties are various corporations, financial institutions and government agencies of high credit standing.

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

The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of March 31, 2014 and December 31, 2013, as the Company has a history of collecting on all its accounts, including government agencies and collaborations funding its research.

2. Summary of Significant Accounting Policies (continued)

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

Effective January 1, 2011, the Company adopted a new accounting standard that amends the guidance on the accounting for arrangements involving the delivery of more than one element. Pursuant to the new standard, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting. For ITI, this determination is generally based on whether the deliverable has “stand-alone value” to the customer. The Company adopted this new accounting standard on a prospective basis for all Multiple-Deliverable Revenue Arrangements (“MDRAs”) entered into on or after January 1, 2011, and for any MDRAs that were entered into prior to January 1, 2011, but materially modified on or after that date.

For MDRAs entered into prior to January 1, 2011 (pre-2011 arrangements) and not materially modified thereafter, the Company continues to apply its prior accounting policy with respect to such arrangements. Under this policy, in general, revenue from non-refundable, up-front fees related to intellectual property rights/licenses, where the Company has continuing involvement and where standalone value could not be determined under the previous guidance, is recognized ratably over the estimated period of ongoing involvement. In general, the consideration with respect to the other deliverables is recognized when the goods or services are delivered.

The adoption of this accounting standard did not have a material impact on the Company’s results of operations for the quarters ended March 31, 2014 and 2013, or on the Company’s financial positions as of March 31, 2014 and December 31, 2013.

The Company recognizes milestone revenue contingent upon the achievement of a substantive milestone in its entirety in the period the milestone is achieved in accordance with ASC Topic 605-28 milestone method. Substantive milestone payments are recognized upon achievement of the milestone only if all of the following conditions are met:

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

Determination as to whether a payment meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and therefore, the resulting payment would be considered part of the consideration for the single unit of accounting and be recognized as revenue in accordance with the revenue models described above. In addition, the determination that one such payment was not a substantive milestone could prevent

2. Summary of Significant Accounting Policies (continued)

the Company from concluding that subsequent milestone payments were substantive milestones and, as a result, any additional milestone payments could also be considered part of the consideration for the single unit of accounting and would be recognized as revenue as such performance obligations are performed under either the proportional performance or straight-line methods, as applicable.

Deferred Revenue

Cash received as prepayment on future services is deferred and recognized as revenue as the services are performed. The Company must remit interest on any deferred revenue related to a governmental agency. As of March 31, 2014 and December 31, 2013, no interest was due as the Company did not have any deferred revenue from a government agency.

Research and Development

Except for payments made in advance of services, the Company expenses its research and development costs as incurred. For payments made in advance, the Company recognizes research and development expense as the services are rendered. Research and development costs primarily consist of salaries and related expenses for personnel and resources and the costs of clinical trials. Other research and development expenses include pre-clinical analytical testing, outside services, providers, materials and consulting fees.

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

Comprehensive Income (Loss)

ASC Topic 220-10, Reporting Comprehensive Income, requires the presentation of the comprehensive income or loss and its components as part of the financial statements if comprehensive income (loss) differs from net income (loss). For the three months ended March 31, 2014 and 2013, the Company’s net loss equals comprehensive loss.

Share-Based Compensation

Share-based payments are accounted for in accordance with the provisions of ASC Topic 718, Compensation—Stock Compensation. The fair value of share-based payments is estimated, on the date of grant, using the Black-Scholes-Merton option-pricing model (the “Black-Scholes model”). The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the option.

For all time vesting awards granted, expense is amortized using the straight-line attribution method. For awards that contain a performance condition, expense is amortized using the accelerated attribution method. As share-based compensation expense recognized in the statements of operations for the three months ended March 31, 2014 and 2013 is based on share-based awards ultimately expected to vest, it has been reduced for estimated forfeitures.

ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures are based on the Company’s historical experience for the three months ended March 31, 2014 and 2013, and have not been material.

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

2. Summary of Significant Accounting Policies (continued)

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

For the quarter ended March 31, 2013, given that there was no active market for the Company’s common stock, the exercise price of the stock options on the date of grant was determined and approved by the board of directors using several factors, including progress and milestones achieved in the Company’s business development and performance, the price per share of its convertible preferred stock offerings and general industry and economic trends. In establishing the estimated fair value of the common stock, the Company considered the guidance set forth in American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For the quarter ended March 31, 2014, the exercise price was determined by using the closing market price of our common stock on the date of grant.

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

Since the Company had net operating loss carryforwards as of March 31, 2014 and 2013, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations.

Equity instruments issued to non-employees are accounted for under the provisions of ASC Topic 718 and ASC Topic 505-50, Equity/Equity-Based Payments to Non-Employees. Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed and are marked to market during the service period.

Loss Per Share

Basic net loss per common share is determined by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants.

The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive as applied to the loss from operations as of the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Stock options	941,279	1,216,463

3. Property and Equipment

Property and equipment consist of the following:

	March 31, 2014	December 31, 2013
Computer equipment	$85,372	$82,252
Furniture and fixtures	46,523	46,523
Scientific equipment	2,851,947	2,851,947
Leasehold improvements	319,553	319,553

	3,303,395	3,300,275
Less accumulated depreciation	(3,238,320)	(3,232,003)

	$65,075	$68,272

Depreciation expense for the three months ended March 31, 2014 and 2013 was $6,317 and $6,199 respectively.

4. Share-Based Compensation

The Company sponsors the Intra-Cellular Therapies, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) to provide for the granting of stock awards, such as stock options, restricted common stock and stock appreciation rights to employees, directors and other individuals as determined by the Board of Directors. In August 2013, the Company assumed in the Merger the ITI 2003 Equity Incentive Plan , as amended (the “2003 Plan”), which expired by its terms in July 2013. As of March 31, 2014, the only outstanding awards under the 2003 Plan were options to purchase 1,400,125 shares of common stock. Effective in November 2013, the Company adopted the 2013 Plan. The Company reserved 2,850,000 shares of common stock for issuance under the 2013 Plan. In January 2014, the Company increased the number of shares of common stock reserved for issuance under the 2013 Plan by 800,000 pursuant to the evergreen provisions of the 2013 Plan.

Stock options granted under the 2013 Plan may be either incentive stock options (“ISOs”) as defined by the Internal Revenue Code, or non-qualified stock options. The Board of Directors determines who will receive options, the vesting periods (which are generally two to three years) and the exercise prices of such options. Options have a maximum term of 10 years. The exercise price of ISOs granted under the 2013 Plan must be at least equal to the fair market value of the common stock on the date of grant.

Total stock-based compensation expense, related to all of the Company’s share-based awards to employees, directors and non-employees recognized during three months ended March 31, 2014 and 2013, was comprised of the following:

	Three Months Ended March 31,
	2014	2013
Research and development	$97,417	$26,621
General and administrative	102,337	47,449

Total share-based compensation expense	$199,754	$74,070

The following table describes the weighted-average assumptions used for calculating the value of options granted during the three months ended March 31, 2014:

2014
Dividend yield	0%
Expected volatility	80%
Weighted-average risk-free interest rate	2.0%
Expected term	6.4 years

Information regarding the stock options activity including employees, directors and non-employees as of March 31, 2014, and changes during the three-month period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2013 (audited)	1,400,125	$1.98	5.3 years
Options granted (unaudited)	168,000	$17.35	6.4 years
Options exercised (unaudited)	—	$—	—
Options canceled or expired (unaudited)	—	$—	—

Outstanding at March 31, 2014 (unaudited)	1,568,125	$3.63	5.6 years

Vested or expected to vest at March 31, 2014 (unaudited)	1,568,125	$3.63

Exercisable at March 31, 2014 (unaudited)	1,174,640	$1.76	4.4 years

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

Under the agreement, the Company made an upfront payment of $1.0 million to BMS and a milestone payment of $1.25 million in December 2013, and may be obliged to make other milestone payments for each licensed product of up to an aggregate of approximately $13.5 million. The Company is also obliged to make tiered single digit percentage royalty payments on sales of licensed products. The Company is obliged to pay to BMS a percentage of non-royalty payments made in consideration of any sublicense.

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

The Takeda License and Collaboration Agreement

On February 25, 2011, the Company (through its wholly owned operating subsidiary, ITI) entered into a license and collaboration agreement with Takeda Pharmaceutical Company Limited (“Takeda”) under which the Company agreed to collaborate to research, develop and commercialize its proprietary compound ITI-214 and other selected compounds that selectively inhibit phosphodiesterase type 1 (“PDE1”) for use in the prevention and treatment of human diseases. As part of the agreement, the Company assigned to Takeda certain patents owned by the Company that claim ITI-214 and granted Takeda an exclusive license to develop and commercialize compounds identified in the conduct of the research program that satisfy specified criteria. However, the Company has retained rights to all compounds that do not meet the specified criteria and the Company continues to develop PDE1 inhibitors outside the scope of the agreement.

Under the terms of the agreement, the Company has conducted a research program with an initial term of three years to identify and characterize compounds that meet certain specified criteria sufficient for further development by Takeda. This research program ended in February 2014. The Company was responsible for the Company’s expenses incurred in the conduct of certain research activities specified in the research plan. Takeda agreed to reimburse the Company for expenses the Company incurred in conducting additional research activities.

Takeda is obliged to use commercially reasonable efforts to develop and commercialize licensed compounds at its expense, and has agreed to reimburse the Company for the costs and expenses of development activities the Company may perform. The Company formed a joint steering committee with Takeda to coordinate and oversee activities on which the Company and Takeda collaborate under the agreement. The Company has the option to co-promote any licensed product in the United States by assuming responsibility for a certain percentage of the detailing activity with respect to that product.

We fulfilled our responsibility under the agreement to supply Takeda with ITI-214 for nonclinical activities and Phase 1 clinical trials at our expense. Takeda is responsible, at its expense, for the manufacture and supply of compounds that it develops and commercializes under the agreement for all other activities.

5. Collaborations and License Agreements (continued)

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

The agreement extends, on a country-by-country and product-by-product basis, through the later of expiration of the last licensed patent covering a licensed product, its method of manufacture or use, the expiration of other government grants providing market exclusivity or 10 years after first commercial sale of a licensed product in such country, subject to rights of the parties to sooner terminate the agreement on certain events and the right of Takeda to unilaterally terminate the agreement upon a specified number of days’ prior notice. Upon the termination of the agreement, Takeda is obliged to assign to the Company the patents covering ITI-214 assigned to Takeda upon the execution of the agreement, to grant the Company a license to develop and commercialize licensed compounds developed by Takeda and to transfer to the Company certain materials, information and regulatory materials reasonably necessary for the Company to continue the development and commercialization of those compounds.

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

To determine the selling price of a separate deliverable, the Company uses the hierarchy as prescribed in ASC Topic 605-25 Revenue Recognition based on vendor-specific objective evidence (“VSOE”), third-party evidence (“TPE”) or best estimate of selling price (“BESP”). VSOE is based on the price charged when the element is sold separately and is the price actually charged for that deliverable. TPE is determined based on third-party evidence for a similar deliverable when sold separately and BESP is the price at which the Company would transact a sale if the elements of collaboration and license arrangements were sold on a stand-alone basis. The Company was not able to establish VSOE or TPE for the deliverables within collaboration and license arrangements, as the Company does not have a history of entering into such arrangements or selling the individual deliverables within such arrangements separately. In addition, there may be significant differentiation in these arrangements, which indicates that comparable third-party pricing may not be available. The Company determined that the selling price for the deliverables within collaboration and license arrangements should be determined using BESP. The process for determining BESP involved significant judgment on our part and included consideration of multiple factors such as prices offered by third parties, estimated direct expenses and other costs, and available data. The Company was able to determine the BESP for the license and R&D services, and thus, allocated the consideration in this arrangement based on relative selling price of each deliverable. The revenue allocated to the license was recognized upon the execution of the agreement as Takeda obtained the right to use the license upon execution of the agreement. The revenue for R&D services is being recognized over the estimated service period of 3 years.

During the three months ended March 31, 2014 and 2013, the Company recognized revenue of $168,000 and $598,000 under this agreement, respectively. At March 31, 2014 and 2013, $0 and $1.25 million of revenue was deferred under this agreement.

Other License Agreement

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

In addition, ITI is required to use at least $1.0 million annually of its resources for the development and commercialization of the technology until ITI submits an NDA. ITI met its spending requirements in 2013. There were no other payments made or required for the three months ended March 31, 2014 and 2013.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on March 25, 2014. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K filed on March 25, 2014.

Overview

We are a biopharmaceutical company focused on the discovery and clinical development of innovative, small molecule drugs that address underserved medical needs in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system, or CNS. Our lead product candidate, ITI-007, is in late phase clinical development as a first-in-class treatment for schizophrenia. Results from our Phase 2 trial are included in “Business—Our Clinical Programs—ITI-007 Program” under Item 1 of our Annual Report on Form 10-K filed on March 25, 2014. Subject to discussions with the U.S. Food and Drug Administration, or FDA, we intend to initiate Phase 3 clinical trials and additional supporting trials in patients with acute exacerbated schizophrenia in the second half of 2014 and plan to initiate separate additional trials in bipolar disorder in 2015. We expect that the planned trials in bipolar disorder will overlap in time with the clinical conduct of the planned trials in schizophrenia. In addition to our Phase 3 clinical trials, we will need to complete other clinical and non-clinical trials and manufacturing and pre-commercialization activities necessary to support the submission of a planned New Drug Application, or NDA, for ITI-007 in patients with acute exacerbated schizophrenia, which we currently expect could occur at the end of 2016 or the beginning of 2017. In addition, in March 2014, we announced the initiation of ITI-007-200, a Phase 1/2 clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of low doses of ITI-007 in healthy geriatric subjects and in patients with dementia, including Alzheimer’s disease. The commencement of this study marks an important milestone in our strategy to develop low doses of ITI-007 for the treatment of behavioral disturbances associated with dementia and related disorders. We expect that initial data from the trial will be available in the second half of 2014.

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

Our pipeline also includes pre-clinical programs that are focused on advancing drugs for the treatment of cognitive dysfunction, in both schizophrenia and Alzheimer’s disease, and for disease modification and the treatment of neurodegenerative disorders, including Alzheimer’s disease.

Since inception, we have devoted all of our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of March 31, 2014, our accumulated deficit was $62.1 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and pre-clinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.

We have not generated any revenue from product sales to date and we do not expect to generate revenues from product sales for at least the next several years. Our revenues for the three months ended March 31, 2014 and the fiscal years ended December 31, 2013 and 2012 have been from the license and collaboration agreement with Takeda. In addition, we have received and may continue to receive grants from U.S. government agencies and foundations.

Our corporate headquarters and research facility are located in New York, New York.

Results of Operations

Revenues

The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.

We have not generated any revenue from product sales to date and we do not expect to generate revenues from product sales for at least the next several years. Our revenues for the three months ended March 31, 2014 and 2013 have been from the license and collaboration agreement with Takeda. In addition, we have received and may continue to receive grants from U.S. government agencies and foundations.

In 2011 the larger portion of an upfront payment from Takeda was considered a license fee, and the remaining portion was deemed to be related to the performance of agreed upon activities under the collaboration component of the license and collaboration agreement. We determined this amount in accordance with ASC Topic 605-25, Revenue Recognition, using best estimate of selling price, for the work that we would be required to perform. We considered multiple factors in estimating this amount, including, but not limited to, direct external expenses and internal costs for salary and related fringes, among others. The straight line method of amortization with a three-year schedule was used and revenue was recognized equally for the years 2011 through 2013. Revenue from the license payment was recognized as earned when received. Revenue from milestone payments is recognized when all of the following conditions are met: (1) the milestone payments are non-refundable, (2) the achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement, (3) substantive effort on our part is involved in achieving the milestone, (4) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (5) a reasonable amount of time passes between the up-front license payment and the first milestone payment. Reimbursement revenue is recognized when the costs are incurred and the services have been performed.

We expect our revenues for the next several years to consist of limited reimbursable costs incurred for patent prosecutions and to a lesser extent reimbursements related to our collaboration with Takeda under the license and collaboration agreement. In addition, we expect to receive possible milestone payments under the license and collaboration agreement, but these are not assured at this time and would not be significant enough to fund operations for a meaningful period of time.

Expenses

The process of researching and developing drugs for human use is lengthy, unpredictable and subject to many risks. We are unable with any certainty to estimate either the costs or the timelines in which those costs will be incurred. We have one project, ITI-007 for the treatment of schizophrenia, which consumes a large proportion of our current, as well as projected, resources. In addition, in March 2014, we announced the initiation of ITI-007-200, a Phase 1/2 clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of low doses of ITI-007 in healthy geriatric subjects and in patients with dementia, including Alzheimer’s disease. We intend to pursue other disease indications that ITI-007 may address, but there are large costs associated with pursuing FDA approval for those indications, which would include the cost of additional clinical trials. Our other projects, exclusive of the Takeda collaboration, are still in the pre-clinical stages, and will require extensive funding not only to complete pre-clinical testing, but to enter into and complete clinical trials. Expenditures that we incur on these projects will be subject to availability of funding in addition to the funding required for the advancement of ITI-007. Any failure or delay in the advancement of ITI-007 could require us to re-allocate resources from our other projects to the advancement of ITI-007, which could have a significant material adverse impact on the advancement of these other projects and on our results of operations.

Our operating expenses are comprised of (i) research and development expenses and (ii) general and administrative expenses. Our research and development costs are comprised of:

•	internal recurring costs, such as labor and fringe benefits, materials and supplies, facilities and maintenance costs; and

•	fees paid to external parties who provide us with contract services, such as pre-clinical testing, manufacturing and related testing, and clinical trial activities.

General and administrative expenses are incurred in three major categories:

•	salaries and related benefit costs;

•	patent, legal and professional costs; and

•	office and facilities overhead.

We expect that our general and administrative costs will increase substantially from prior periods primarily due to the increased costs associated with being a public reporting entity.

The following table sets forth our revenues and operating expenses for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
	(In Thousands)
Revenues	$168	$598

Expenses
Research and Development	2,829	4,952
General and Administrative	1,913	1,047

	4,742	5,999

Net Loss	$(4,543)	$(5,638)

Comparison of Three Month Periods Ended March 31, 2014 and March 31, 2013

Revenues

Revenue decreased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 by approximately $430,000 due primarily to the prior year recognition of deferred revenue relating to the collaboration component of the license and collaboration agreement with Takeda and no reimbursable costs under the research agreement with Takeda in 2014, offset in part by higher reimbursable patent costs in 2014 compared to 2013, both associated with the Takeda agreement.

Research and Development Expenses

Research and development expenses decreased for the three month period ended March 31, 2014 as compared to the three month period ended March 31, 2013 by approximately $2.1 million. The decrease is due almost exclusively to costs associated with outside clinical testing for our ITI-007 Phase 2 clinical trials that was completed in late 2013, with no related costs incurred in 2014. Partially offsetting this decrease are expenses of approximately $635,000 relating to the manufacturing of our ITI-007 product candidate and to the costs of starting our ITI-007-200 Phase 1/2 clinical trial in dementia patients totaling approximately $1.0 million.

The research and development expenses incurred for amounts payable to external parties comprise a significant portion of our research and development spending during three months ended March 31, 2014 and 2013. We incurred expenses of approximately $2.0 million and $4.2 million during the three months ended March 31, 2014 and 2013, respectively, for amounts payable to external parties who manufactured, tested and performed clinical trial activities for all of our projects. During the same periods, our internal research and development expenses were approximately $819,000 and $731,000 during the three-months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, we employed 14 full time personnel in our research and development group.

The clinical development work related to ITI-007 requires the largest portion of our resources and, consequently, comprises the majority of our spending. We spent approximately $2.1 million and $4.2 million on direct costs for the development of ITI-007 during three-months ended March 31, 2014 and 2013, respectively. As development of ITI-007 progresses, we anticipate costs for ITI-007 to increase considerably in the next several years as we conduct Phase 3 and other clinical trials. We are also required to complete non-clinical testing to obtain FDA approval and manufacture material needed for clinical trial use, which includes non-clinical testing of the drug product and the creation of an inventory of drug product in anticipation of possible FDA approval.

We currently have several projects in addition to ITI-007 that are in the research and development stages. These are in the areas of cognitive dysfunction and the treatment of neurodegenerative diseases, including Alzheimer’s disease, among others. We have used internal resources and incurred expenses not only in relation to the development of ITI-007 but on these additional projects as well. We have not, however, reported these costs on a project by project basis, as they are broadly spread among these projects. The external costs for these projects have been minimal and are reflected in the amounts discussed in this section “—Research and Development Expenses.” In previous years we also incurred costs that were both reimbursable and non-reimbursable under the license and collaboration agreement with Takeda. For the three months ended March 31, 2014 and 2013 we incurred $0 and approximately $43,000 on direct costs that were billable to Takeda. We anticipate that these costs will be minimal as the research portion of the license and collaboration agreement concluded in February 2014.

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

The successful development of our product candidates and the approval process requires substantial time, effort and financial resources, and is uncertain and subject to a number of risks. We cannot be certain that any of our product candidates will prove to be safe and effective, will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval, or will be granted marketing approval on a timely basis, if at all. Data from pre-clinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval or could result in label warnings related to or recalls of approved products. We, the FDA, or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our product candidates. Other risks associated with our product candidates are described in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 25, 2014, as updated from time to time in our other periodic and current reports filed with the SEC.

General and Administrative Expenses

General and administrative expenses increased for the three month period ended March 31, 2014 as compared to the three month period ended March 31, 2013 by approximately $866,000. The increase is primarily the result of professional fees and directors and officers’ insurance costs, which are due to the activities associated with being a public company, with the remainder comprised primarily of higher salary and fringe expenses. Salaries, bonuses and related benefit costs for our executive, finance and administrative functions for the three-months ended March 31, 2014 and 2013 constituted approximately 43 and 32 percent of our total general and administrative costs, respectively. The next major categories of expenses are patent costs, some of which are reimbursed by Takeda, legal, accounting and other professional fees and, to a lesser extent, facilities and general office-related overhead. We expect all of these costs to increase significantly as we expand our operations and have become subject to the reporting requirements of a public company.

Liquidity and Capital Resources

Through March 31, 2014, we have funded our operations with approximately $265.5 million of cash that has been obtained from the following main sources: $115.4 million of net proceeds from our public offering which closed on February 5, 2014; $40.0 million of net proceeds from our private placement which closed on August 29, 2013; $25.4 million from other sales of equity; $0.4 million from the exercise of stock options; $15.3 million in sales of convertible promissory notes; $40.6 million from grants from government agencies and foundations; and $28.4 million in total payments received under the license and collaboration agreement with Takeda, including approximately $1.9 million for reimbursement of development costs incurred from 2011 through March 31, 2014, and $2.1 million for patent costs incurred during the same time period. During the three months ended March 31, 2014, we did not receive any funding through grants. We do not believe that grant revenue will be a significant source of funding in the near future. We expect that reimbursements of our development costs by Takeda will decline going forward, and we do not expect such reimbursements to be a significant source of funding in the future. We also expect the reimbursements for patent filing costs will remain at the same level, but because reimbursements will be offset by the actual expenditures incurred, reimbursements do not represent a net source of funding for us.

As of March 31, 2014, we had a total of $145.6 million in cash and cash equivalents, including certificates of deposit, and approximately $3.9 million of short-term liabilities consisting of short-term liabilities from operations. Excluding the increase in net cash of approximately $115.4 million from the public offering which closed on February 5, 2014, we spent approximately $7.0 million in cash and reduced working capital by $4.3 million for the three months ended March 31, 2014. This use of working capital is due primarily to funding recurring operating expenses, the preparation for additional clinical trials and non-clinical testing. We expect to use cash of approximately $9.5 million to $10.0 million during the second quarter of 2014. This is expected to be due primarily to recurring expenses and for costs incurred to conduct the Phase 1/2 clinical trial of ITI-007 in healthy geriatric subjects and in patients with dementia, including Alzheimer’s disease. We expect to begin to incur significant expenditures in the second half of 2014 as we plan to initiate a Phase 3 clinical trial in patients with acutely exacerbated schizophrenia and other planned clinical and non-clinical trials.

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

We have incurred losses in every year since inception with the exception of 2011, when we received an up-front fee and a milestone payment related to our agreement with Takeda. These losses have resulted in significant cash used in operations. During the three months ended March 31, 2014 and 2013, our net cash used in operating activities was approximately $7.0 million and $2.3 million, respectively. While we have several research and development programs underway, the ITI-007 program has advanced the furthest and will continue to consume increasing amounts of cash for conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct these activities necessary to pursue FDA approval of ITI-007 and our other product candidates, we expect the cash needed to fund operations to increase significantly over the next several years.

On March 31, 2014, we entered into a long-term lease for approximately 12,000 square feet of useable laboratory and office space located at 430 East 29th Street, New York, New York 10016, which we expect to occupy as our headquarters on or about February 2015. The lease has a term of five years. We expect that our facility related costs will increase moderately when the lease commences in 2015.

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

If adequate funds are not available to us on a timely basis, we may be required to: (1) delay, limit, reduce or terminate pre-clinical studies, clinical trials or other clinical development activities for one or more of our product candidates, including our lead product candidate ITI-007 as well as our other pre-clinical stage product candidates; (2) delay, limit, reduce or terminate our discovery research or pre-clinical development activities; or (3) enter into licenses or other arrangements with third parties on terms that may be unfavorable to us or sell, license or relinquish rights to develop or commercialize our product candidates, technologies or intellectual property at an earlier stage of development and on less favorable terms than we would otherwise agree.

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

The adoption of this accounting standard did not have a material impact on our results of operations for the quarters ended March 31, 2014 and 2013, or on our financial positions as of those dates.

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

For all time vesting awards granted, expense is amortized using the straight-line attribution method. For awards that contain a performance condition, expense is amortized using the accelerated attribution method. As stock-based compensation expense recognized in the statements of operations for the quarters ended March 31, 2014 and 2013 is based on share-based awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures are based on our historical experience for the fiscal years ended December 31, 2013, 2012 and 2011, and have not been material.

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

Since we had net operating loss carryforwards as of March 31, 2014 and 2013, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations.

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

Recently Issued Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. For the recently issued accounting standards that we believe may have an impact on our financial statements, see “Recently Issued Accounting Pronouncements” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 25, 2014.

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: the accuracy of our estimates regarding expenses, future revenues, capital requirements and the need for additional financing; the initiation, cost, timing, progress and results of our development activities, pre-clinical studies and clinical trials; the timing of and our ability to obtain and maintain regulatory approval of our existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates; our plans to research, develop and commercialize our product candidates; our collaborators’ election to pursue research, development and commercialization activities; our ability to obtain future reimbursement and/or milestone payments from our collaborators; our ability to obtain and maintain intellectual property protection for our product candidates; our ability to successfully commercialize our product candidates; the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials; our ability to obtain additional financing; our use of the proceeds from our public offering in February 2014 and our private placement in August 2013; our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and our ability to attract and retain key scientific or management personnel.

Words such as “may,” “anticipate,” “estimate,” “expect,” “may,” “project,” “intend,” “plan,” “believe,” “potential,” “predict,” “project,” “likely,” “will,” “would,” “could,” “should,” “continue” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to, those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed on March 25, 2014.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in Item 1A. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 25, 2014.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities

Not applicable.

(b)	Use of Proceeds from Registered Securities

On February 5, 2014, we completed our initial public offering of 7,063,300 shares of our common stock at a price of $17.50 per share for aggregate gross proceeds of approximately $123.6 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1, which was declared effective on January 30, 2014 (File No. 333-193313), and a registration statement on Form S-1 filed pursuant to Rule 462(b) promulgated under the Securities Act (File No. 333-193676). Leerink Partners LLC and Cowen and Company, LLC acted as joint book-running managers for the offering and as representatives of the underwriters. Guggenheim Securities, LLC and JMP Securities LLC acted as co-managers for the offering. The offering commenced on January 24, 2014 and did not terminate until the sale of all of the shares offered.

We received aggregate net proceeds from the offering of approximately $115.4 million, after deducting approximately $7.4 million of underwriting discounts and commissions, and approximately $0.8 million of offering expenses payable by us. None of the underwriting discounts and commissions or other offering expenses were incurred or paid to our directors or officers or their associates or to persons owning 10 percent or more of our common stock or to any of our affiliates.

We have invested the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments such as commercial paper and corporate debt securities, U.S. government securities, certificates of deposit and institutional money market funds. As of March 31, 2014, $6.0 million of the net proceeds of the offering had been used. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus dated January 30, 2014 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act on January 31, 2014. We have broad discretion in the use of the net proceeds from our initial public offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock.

(c)	Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2014.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1	Offer letter dated February 21, 2014 by Intra-Cellular Therapies, Inc. to Juan Sanchez, M.D.*		Form 10-K (Exhibit 10.8)	3/25/2014	001-36274

10.2	Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of March 7, 2014 by and between Juan Sanchez, M.D. and Intra-Cellular Therapies, Inc.*		Form 10-K (Exhibit 10.14)	3/25/2014	001-36274

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101+	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013 (audited), (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).	X

*	Management contract or compensatory plan or arrangement.
+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: May 5, 2014	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Date: May 5, 2014	By:	/s/ Lawrence J. Hineline
Lawrence J. Hineline
Vice President of Finance, Chief Financial Officer and Secretary