Form 10-Q
period 2014-06-30
Intra-Cellular Therapies, Inc.
filed 2014-08-12
CIK 1567514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 8, 2014, the registrant had 29,386,722 shares of common stock outstanding.

Intra-Cellular Therapies, Inc.

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our, and the “Company” mean Intra-Cellular Therapies, Inc. and our subsidiaries. “ITI” refers to our wholly-owned operating subsidiary, ITI, Inc., and its subsidiary.

ii

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$91,140,138	$35,150,924
Investment securities, available-for-sale	49,355,284	2,000,000
Accounts receivable	219,238	336,318
Prepaid expenses and other current assets	493,356	762,243

Total current assets	141,208,016	38,249,485
Property and equipment, net	63,850	68,272
Other assets	70,944	131,555

Total assets	$141,342,810	$38,449,312

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$415,791	$3,395,067
Accrued and other current liabilities	1,434,875	2,611,091
Accrued employee benefits	888,588	827,879

Total current liabilities	2,739,254	6,834,037

Stockholders’ equity:
Common stock, $.0001 par value: 100,000,000 shares authorized; 29,344,020 and 22,159,446 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	2,934	2,216
Additional paid-in capital	205,289,691	89,177,556
Accumulated deficit	(66,641,320)	(57,564,497)
Accumulated other comprehensive loss	(47,749)	—

Total stockholders’ equity	138,603,556	31,615,275

Total liabilities and stockholders’ equity	$141,342,810	$38,449,312

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$219,238	$643,264	$387,025	$1,241,516

Costs and expenses:
Research and development	2,709,702	7,787,901	5,539,001	12,740,161
General and administrative	2,121,120	903,406	4,034,071	1,950,014

Total costs and expenses	4,830,822	8,691,307	9,573,072	14,690,175

Loss from operations	(4,611,584)	(8,048,043)	(9,186,047)	(13,448,659)
Interest expense	(2,032)	(231,756)	(7,073)	(473,072)
Interest income	80,077	2,408	116,297	5,963

Net loss	$(4,533,539)	$(8,277,391)	$(9,076,823)	$(13,915,768)

Net loss per common share:
Basic & Diluted	$(0.15)	$(0.56)	$(0.33)	$(0.95)

Weighted average number of common shares:
Basic & Diluted	29,273,357	14,690,942	27,882,360	14,645,529

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(4,533,539)	$(8,277,391)	$(9,076,823)	$(13,915,768)

Other comprehensive loss:
Unrealized loss on investment securities	(47,749)	—	(47,749)	—

Comprehensive loss	$(4,581,288)	$(8,277,391)	$(9,124,572)	$(13,915,768)

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited) Six-Months Ended June 30,
	2014	2013

Cash flows provided by (used in) operating activities
Net loss	$(9,076,823)	$(13,915,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,747	11,092
Share-based compensation expense	490,215	163,233
Amortization of premiums on investment activities	41,753	—
Changes in operating assets and liabilities:
Accounts receivable	117,080	24,504
Prepaid expenses and other assets	329,498	85,962
Accounts payable	(2,979,276)	2,737,604
Accrued liabilities	(1,115,507)	2,526,306
Deferred revenue	—	(833,328)

Net cash used in operating activities	(12,180,313)	(9,200,395)

Cash flows provided by (used in) investing activities
Purchases of investments	(72,444,786)	—
Maturities of investments	25,000,000	1,500,000
Purchase of property and equipment	(8,325)	(8,843)

Net cash (used in) provided by investing activities	(47,453,111)	1,491,157

Cash flows provided by (used in) financing activities
Proceeds from issuance of convertible promissory notes, net	—	100,000
Proceeds from stock option exercises	70,058	194,223
Proceeds from stock subscriptions	109,833	109,834
Gross proceeds of public offering	116,191,285	—
Payment of costs of public offering	(748,538)	—

Net cash provided by financing activities	115,622,638	404,057

Net increase (decrease) in cash and cash equivalents	55,989,214	(7,305,181)
Cash and cash equivalents at beginning of period	35,150,924	15,645,528

Cash and cash equivalents at end of period	$91,140,138	$8,340,347

Cash paid for interest	$7,073	$—

Cash paid for taxes	$27,866	$7,260

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2014

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

In accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, ITI is considered the acquirer for accounting purposes, and has accounted for the transaction as a capital transaction, because ITI’s former stockholders received 100% of the voting rights in the combined entity and ITI’s senior management represented all of the senior management of the combined entity. Consequently, the assets and liabilities and the historical operations that are reflected in the Company’s consolidated financial statements are those of ITI and have been recorded at the historical cost basis of the Company. All share and per share amounts in the condensed consolidated financial statements and related notes have been retrospectively adjusted to reflect the one for 0.5 shares common stock exchange as well as the conversion of the Notes (defined below) and Series A, B, and C redeemable convertible preferred stock of ITI.

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

The Company earns license and collaboration revenue from its significant partnership with Takeda Pharmaceutical Company Limited (“Takeda”). In order to further its research projects and support its collaborations, the Company will require additional financing until such time, if ever, that revenue streams are sufficient to generate consistent positive cash flow from operations. Possible sources of funds include public or private sales of our equity securities, sales of debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of our product candidates and technology and, to a lesser extent, grant funding.

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

2. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of checking accounts, money market accounts, money market funds, and certificates of deposit with a maturity date of three months or less. Certificates of deposit, commercial paper, corporate notes and corporate bonds with a maturity date of more than three months are classified separately on the balance sheet. Their carrying values approximate the fair market value.

Investment Securities

Investment securities consisted of the following (in thousands):

	June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(unaudited)
Certificates of Deposit	$10,346	$—	$—	$10,346
Commercial Paper	18,467	5	(6)	18,466
Corporate Notes/Bonds	20,571	—	(28)	20,543

	$49,384	$5	$(34)	$49,355

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
FDIC Guaranteed Certificates of Deposit	$—	$—	$—	$—
Certificates of Deposit	2,000	—	—	2,000
Commercial Paper	—	—	—	—
Corporate Notes/Bonds	—	—	—	—

	$2,000	$—	$—	$2,000

The Company has classified all of its investment securities available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of June 30, 2014 and December 31, 2013, the Company held $21.5 million and $2.0 million, respectively, of available-for-sale investment securities with contractual maturity dates more than one year and less than two years.

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

2. Summary of Significant Accounting Policies (continued)

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

The Company has no assets or liabilities that were measured using quoted prices for significant unobservable inputs (Level 3 assets and liabilities) as of June 30, 2014 and December 31, 2013. The carrying value of cash held in money market funds of approximately $2.4 million as of June 30, 2014 and $0.0 million as of December 31, 2013, is included in cash and cash equivalents and approximates market value based on quoted market price or Level 1 inputs.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,387	$2,387	$—	$—
FDIC certificates of deposit	8,586	—	8,586	—
Certificates of deposit	41,000	—	41,000	—
Commercial paper	18,466	—	18,466	—
Corporate Bonds/Notes	20,543	—	20,543	—

	$90,982	$2,387	$88,595	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$—	$—	$—	$—
Certificates of deposit	6,000	—	6,000	—

	$6,000	$—	$6,000	$—

Financial Instruments

The Company considers the recorded costs of its financial assets and liabilities, which consist of cash equivalents, investment securities available-for-sale, accounts receivable, accounts payable and accrued liabilities, to approximate their fair value because of their relatively short maturities at June 30, 2014 and December 31, 2013. Management believes that the risks associated with its financial instruments are minimal as the counterparties are various corporations, financial institutions and government agencies of high credit standing.

Concentration of Credit Risk

Cash equivalents are held with major financial institutions in the United States. Certificates of deposit held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

2. Summary of Significant Accounting Policies (continued)

Accounts Receivable

Accounts receivable that management has the intent and ability to collect are reported in the balance sheets at outstanding amounts, less an allowance for doubtful accounts. The Company writes off uncollectible receivables when the likelihood of collection is remote.

The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of June 30, 2014 and December 31, 2013, as the Company has a history of collecting on substantially all of its accounts, including government agencies and collaborations funding its research.

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

The Company has entered into arrangements involving the delivery of more than one element. Each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting. For ITI, this determination is generally based on whether the deliverable has “stand-alone value” to the customer. The Company adopted this accounting standard on a prospective basis for all Multiple-Deliverable Revenue Arrangements (“MDRAs”) entered into on or after January 1, 2011, and for any MDRAs that were entered into prior to January 1, 2011, but materially modified on or after that date.

The adoption of this accounting standard did not have a material impact on the Company’s results of operations for the periods ended June 30, 2014 and 2013, or on the Company’s financial positions as of June 30, 2014 and December 31, 2013.

The Company adopted ASC Topic 605-28, Milestone Method. Under this guidance, the Company recognizes revenue contingent upon the achievement of a substantive milestone in its entirety in the period the milestone is achieved. Substantive milestone payments are recognized upon achievement of the milestone only if all of the following conditions are met:

•	The milestone payments are non-refundable;

•	Achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement;

•	Substantive effort on the Company’s part is involved in achieving the milestone;

•	The amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone; and

•	A reasonable amount of time passes between the up-front license payment and the first milestone payment, as well as between each subsequent milestone payment.

2. Summary of Significant Accounting Policies (continued)

Determination as to whether a payment meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and therefore, the resulting payment would be considered part of the consideration for the single unit of accounting and be recognized as revenue in accordance with the revenue models described above. In addition, the determination that one such payment was not a substantive milestone could prevent the Company from concluding that subsequent milestone payments were substantive milestones and, as a result, any additional milestone payments could also be considered part of the consideration for the single unit of accounting and would be recognized as revenue as such performance obligations are performed under either the proportional performance or straight-line methods, as applicable.

Deferred Revenue

Cash received as prepayment on future services is deferred and recognized as revenue as the services are performed. The Company must remit interest on any deferred revenue related to a governmental agency. As of June 30, 2014 and December 31, 2013, no interest was due as the Company did not have any deferred revenue.

Research and Development

Except for payments made in advance of services, the Company expenses its research and development costs as incurred. For payments made in advance, the Company recognizes research and development expense as the services are rendered. Research and development costs consist primarily of salaries and related expenses for personnel and resources and the costs of clinical trials. Other research and development expenses include pre-clinical analytical testing, outside services providers, materials and consulting fees.

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

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are incurred. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In accordance with accounting guidance, the Company presents the impact of any unrealized gains or (losses) on its investment securities in a separate statement of comprehensive income (loss) for each period.

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

For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. For awards that contain a performance condition, expense is amortized using the accelerated attribution method. As share-based compensation expense recognized in the statements of operations for the three and six months ended June 30, 2014 and 2013 is based on share-based awards ultimately expected to vest, it has been reduced for estimated forfeitures.

2. Summary of Significant Accounting Policies (continued)

ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures are based on the Company’s historical experience for the three and six months ended June 30, 2014 and 2013, and have not been material.

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

Expected volatility rates are based on historical volatility of the common stock of comparable publicly traded entities and other factors due to the lack of historic information of the Company’s common stock. The expected life of stock options is the period of time for which the stock options are expected to be outstanding. Given the lack of historic exercise data, the expected life is determined using the “simplified method” which is defined as the midpoint between the vesting date and the end of the contractual term.

The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not paid dividends to its stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. Therefore, the Company has assumed an expected dividend rate of zero.

For the three and six months ended June 30, 2013, given that there was no active market for the Company’s common stock, the exercise prices of the stock options on the dates of grant were determined and approved by the board of directors using several factors, including progress and milestones achieved in the Company’s business development and performance, the price per share of its convertible preferred stock offerings and general industry and economic trends. In establishing the estimated fair value of the common stock, the Company considered the guidance set forth in American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For the three and six months ended June 30, 2014, the exercise price was determined by using the closing market price of the Company’s common stock on the date of grant.

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

Since the Company had net operating loss carryforwards as of June 30, 2014 and 2013, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations.

Equity instruments issued to consultants are accounted for under the provisions of ASC Topic 718 and ASC Topic 505-50, Equity/Equity-Based Payments to Non-Employees. Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed and are marked to market during the service period.

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

The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive as applied to the loss from operations for the three and six months ended June 30, 2014 and 2013:

	2014	2013
Stock options	1,102,945	823,899

3. Property and Equipment

Property and equipment consist of the following:

	June 30, 2014	December 31, 2013

Computer equipment	$85,846	$82,252
Furniture and fixtures	46,523	46,523
Scientific equipment	2,851,947	2,851,947
Leasehold improvements	319,553	319,553

	3,303,869	3,300,275
Less accumulated depreciation	(3,240,019)	(3,232,003)

	$63,850	$68,272

Depreciation expense for the three and six months ended June 30, 2014 was $6,430 and $12,747, respectively.

4. Share-Based Compensation

The Company sponsors the Intra-Cellular Therapies, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) to provide for the granting of stock-based awards, such as stock options, restricted common stock and restricted stock units to employees, directors and consultants as determined by the Board of Directors. In August 2013, the Company assumed in the Merger the ITI 2003 Equity Incentive Plan , as amended (the “2003 Plan”), which expired by its terms in July 2013. As of June 30, 2014, the outstanding awards under the 2003 Plan were options to purchase 1,289,576 shares of common stock. Effective in November 2013, the Company adopted the 2013 Plan. The Company reserved 2,850,000 shares of common stock for issuance under the 2013 Plan. In January 2014, the number of shares of common stock reserved for issuance under the 2013 Plan automatically increased by 800,000 pursuant to the evergreen provisions of the 2013 Plan.

Stock options granted under the 2013 Plan may be either incentive stock options (“ISOs”) as defined by the Internal Revenue Code, or non-qualified stock options. The Board of Directors determines who will receive options, the vesting periods (which are generally one to three years) and the exercise prices of such options. Options have a maximum term of 10 years. The exercise price of ISOs granted under the 2013 Plan must be at least equal to the fair market value of the common stock on the date of grant.

Total stock-based compensation expense related to all of the Company’s share-based awards to employees, directors and consultants recognized during the three and six months ended June 30, 2014 and 2013, was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Research and development	$134,833	$31,466	$232,250	$58,087
General and administrative	155,628	57,697	257,965	105,146

Total share-based compensation expense	$290,461	$89,163	$490,215	$163,233

The following table describes the weighted-average assumptions used for calculating the value of options granted during the three months ended June 30, 2014:

2014

Dividend yield	0%
Expected volatility	80%
Weighted-average risk-free interest rate	2.0%
Expected term	6.2 years

4. Share-Based Compensation (continued)

Information regarding the stock options activity including with respect to grants to employees, directors and consultants as of June 30, 2014, and changes during the three month period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life

Outstanding at December 31, 2013 (audited)	1,400,125	$1.98	5.3 years
Options granted (unaudited)	888,000	$16.95	9.9 years
Options exercised (unaudited)	(103,049)	$0.68	1.0 year
Options canceled or expired (unaudited)	(7,500)	$0.30	—

Outstanding at June 30, 2014 (unaudited)	2,177,576	$8.15	7.1 years

Vested or expected to vest at June 30, 2014 (unaudited)	2,177,576	$8.15	—

Exercisable at June 30, 2014 (unaudited)	1,079,779	$1.88	4.5 years

5. Collaborations and License Agreements

The Bristol-Myers Squibb License Agreement

On May 31, 2005, the Company (through its wholly owned operating subsidiary, ITI) entered into a worldwide, exclusive License Agreement with Bristol-Myers Squibb Company (“BMS”), pursuant to which the Company holds a license to certain patents and know-how of BMS relating to ITI-007 and other specified compounds. The agreement was amended on November 3, 2010. The licensed rights are exclusive, except BMS retains rights in specified compounds in the fields of obesity, diabetes, metabolic syndrome and cardiovascular disease. However, BMS has no right to use, develop or commercialize ITI-007 and other specified compounds in any field of use. The Company has the right to grant sublicenses of the rights conveyed by BMS. The Company is obliged under the license to use commercially reasonable efforts to develop and commercialize the licensed technology. The Company is also prohibited from engaging in the clinical development or commercialization of specified competitive compounds.

Under the agreement, the Company made an upfront payment of $1.0 million to BMS and a milestone payment of $1.25 million in December 2013. When the Company initiates the Phase 3 clinical trials for ITI-007 for patients with exacerbated schizophrenia, it will be obligated to pay a $1.5 million milestone payment. Possible milestone payments remaining total $11.0 million. The Company may be obliged to make other milestone payments for each licensed product of up to an aggregate of $14.75 million. The Company is also obliged to make tiered single digit percentage royalty payments on sales of licensed products. The Company is obliged to pay to BMS a percentage of non-royalty payments made in consideration of any sublicense.

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

5. Collaborations and License Agreements (continued)

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

The Company fulfilled its responsibility under the agreement to supply Takeda with ITI-214 for nonclinical activities and Phase 1 clinical trials at the Company’s expense. Takeda is responsible, at its expense, for the manufacture and supply of compounds that it develops and commercializes under the agreement for all other activities.

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

During the three and six months ended June 30, 2014, the Company recognized revenue of approximately $219,000 and $387,000 under this agreement, respectively, as compared to $643,000 and $1.2 million for the three and six months ended June 30, 2013 also under this agreement. At June 30, 2014 and 2013, $0 and $833,000, respectively, of revenue was deferred under this agreement.

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

In addition, ITI is required to use at least $1.0 million annually of its resources for the development and commercialization of the technology until ITI submits an NDA. ITI met its spending requirements in 2013. There were no other payments made or required for the three and six months ended June 30, 2014 and 2013.

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

Overview

We are a biopharmaceutical company focused on the discovery and clinical development of innovative, small molecule drugs that address underserved medical needs in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system, or CNS. Our lead product candidate, ITI-007, is in late phase clinical development as a first-in-class treatment for schizophrenia. Results from our Phase 2 trial are included in “Business—Our Clinical Programs—ITI-007 Program” under Item 1 of our Annual Report on Form 10-K filed on March 25, 2014. In June 2014, we had discussions with the U.S. Food and Drug Administration, or FDA, regarding our plans to initiate our Phase 3 clinical program of ITI-007 in schizophrenia. Following this meeting with the FDA, we are proceeding with Phase 3 development of ITI-007 for the treatment of schizophrenia. We plan to conduct two randomized, double-blind, placebo-controlled Phase 3 clinical trials of ITI-007 in patients with acutely exacerbated schizophrenia, with over 400 patients in each trial. Subject to finalizing the trial protocols and arrangements with clinical trial sites, we intend to initiate the first Phase 3 clinical trial in schizophrenia in the second half of 2014 and a second Phase 3 clinical trial in early 2015. In the first Phase 3 trial, we plan to randomize patients to two doses of ITI-007 (60mg or 40mg) or placebo over a 4-week treatment duration. We currently expect that the second Phase 3 trial will be conducted for a 6-week treatment duration. Subject to initiation of these trials as planned and timely enrollment, we anticipate that the results of the first Phase 3 clinical trial of ITI-007 in patients with schizophrenia could be available as early as the fourth quarter of 2015. Subject to further discussions with the FDA, we also plan to initiate separate additional trials in bipolar disorder in 2015. We expect that the planned trials in bipolar disorder will overlap in time with the clinical conduct of the planned trials in schizophrenia. In addition to our Phase 3 clinical trials, we will need to complete other clinical and non-clinical trials and manufacturing and pre-commercialization activities necessary to support the submission of a planned New Drug Application, or NDA, for ITI-007 in schizophrenia, which we currently expect could occur at the end of 2016 or the beginning of 2017. In addition, in March 2014, we announced the initiation of ITI-007-200, a Phase 1/2 clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of low doses of ITI-007 in healthy geriatric subjects and in patients with dementia, including Alzheimer’s disease. The commencement of this study marks an important milestone in our strategy to develop low doses of ITI-007 for the treatment of behavioral disturbances associated with dementia and related disorders. We expect that initial data from the trial will be available in the second half of 2014.

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

Since inception, we have devoted all of our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of June 30, 2014, our accumulated deficit was $66.6 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and pre-clinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.

We have not generated any revenue from product sales to date and we do not expect to generate revenues from product sales for at least the next several years. Our revenues for the six months ended June 30, 2014 and the fiscal years ended December 31, 2013 and 2012 have been from the license and collaboration agreement with Takeda. In addition, we have received and may continue to receive grants from U.S. government agencies and foundations.

Our corporate headquarters and research facility are located in New York, New York.

Results of Operations

Revenues

The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.

We have not generated any revenue from product sales to date and we do not expect to generate revenues from product sales for at least the next several years. Our revenues for the six months ended June 30, 2014 and 2013 have been from the license and collaboration agreement with Takeda. In addition, we have received and may continue to receive grants from U.S. government agencies and foundations.

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

We expect that research and development expenses will increase substantially as we prepare for and enter into Phase 3 clinical trials for ITI-007 for patients with exacerbated schizophrenia. We also expect that our general and administrative costs will increase substantially from prior periods primarily due to the increased costs associated with being a public reporting entity, which would include adding additional personnel. We have granted options to purchase 888,000 shares of our common stock in the current year and will be recognizing expense associated with these options over the next two years in both the research and development and general and administrative expense categories. We expect this non-cash expense to be material and affect quarter to quarter and year to date comparisons in the upcoming year. We expect to continue to grant stock options in the future, which will increase our stock-based compensation expense in future periods.

The following table sets forth our revenues and operating expenses for the three and six month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
	(In Thousands)		(In Thousands)
Revenues	$219	$643	$387	$1,242

Expenses
Research and Development	2,710	7,788	5,539	12,740
General and Administrative	2,121	903	4,034	1,950

	4,831	8,691	9,573	14,690

Net Loss	$(4,534)	$(8,277)	$(9,077)	$(13,916)

Comparison of Three and Six Month Periods Ended June 30, 2014 and June 30, 2013

Revenues

Revenue decreased for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 by approximately $854,000, or 69%, due primarily to the recognition of previously deferred revenue relating to the collaboration agreement with Takeda and lower reimbursable costs under the research agreement with Takeda in 2014, both associated with the Takeda agreement. Revenue decreased for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 by approximately $424,000, or 66%, due primarily to the prior year recognition of revenue previously deferred relating to the collaboration agreement with Takeda and lower reimbursable patent costs, offset in part by higher reimbursable costs under the research agreement with Takeda in 2014 compared to 2013.

Research and Development Expenses

Research and development expenses decreased for the three and six month periods ended June 30, 2014 as compared to the three and six month periods ended June 30, 2013 by approximately $5.1 million, or 65%, and $7.2 million, or 57%, respectively. The decreases in the three and six month periods are due almost exclusively to costs associated with outside clinical testing for our ITI-007 Phase 2 clinical trial that was completed in late 2013, with no such costs incurred in 2014. Partially offsetting the decreases in the three and six month period ended June 30, 2014 were expenses of approximately $1.0 million and $1.8 million, respectively, relating to the manufacturing and other clinical and non-clinical testing of our ITI-007 product candidate and to the costs associated with our ITI-007-200 Phase 1/2 clinical trial in dementia patients totaling approximately $372,000 and $1.4 million in the three and six month period ended June 30, 2014, respectively.

The research and development expenses incurred for amounts payable to external parties comprise a significant portion of our research and development expenses during the three and six months ended June 30, 2014 and 2013. We incurred expenses of approximately $3.8 million and $11.3 million during the six months ended June 30, 2014 and 2013, respectively, for amounts payable to external parties who manufactured, tested and performed clinical trial activities for all of our projects. During the same periods, our internal research and development expenses were approximately $1.7 million and $1.5 million, respectively. During the three month periods ended June 30, 2014 and 2013, we incurred expenses of approximately $1.7 million and $7.0 million, respectively, for amounts payable to external parties who manufactured, tested and performed clinical trial activities for all of our projects. During the same periods, our internal research and development expenses were approximately $920,000 and $740,000, respectively. As of June 30, 2014, we employed 14 full time personnel in our research and development group.

The clinical development work related to ITI-007 requires the largest portion of our resources and, consequently, comprises the majority of our spending. We spent approximately $4.0 million and $9.4 million on direct costs for the development of ITI-007 during six months ended June 30, 2014 and 2013, respectively, and $1.9 million and $5.2 million during the three months ended June 30, 2014 and 2013, respectively. As development of ITI-007 progresses, we anticipate costs for ITI-007 to increase considerably in the next several years as we conduct Phase 3 and other clinical trials. We are also required to complete non-clinical testing to obtain FDA approval and manufacture material needed for clinical trial use, which includes non-clinical testing of the drug product and the creation of an inventory of drug product in anticipation of possible FDA approval.

We currently have several projects in addition to ITI-007 that are in the research and development stages. These are in the areas of cognitive dysfunction and the treatment of neurodegenerative diseases, including Alzheimer’s disease, among others. We have used internal resources and incurred expenses not only in relation to the development of ITI-007 but on these additional projects as well. We have not, however, reported these costs on a project by project basis, as they are broadly spread among these projects. The external costs for these projects have been minimal and are reflected in the amounts discussed in this section “—Research and Development Expenses.” In previous years we also incurred costs that were both reimbursable and non-reimbursable under the license and collaboration agreement with Takeda. For the six months ended June 30, 2014 and 2013, we incurred approximately $15,000 and $53,000, respectively, on direct costs that were billable to Takeda and for the three months ended June 30, 2014 and 2013 we incurred approximately $15,000 and $10,000, respectively, on direct costs that were billable to Takeda. We anticipate that these costs will be minimal in the future as the research portion of the license and collaboration agreement concluded in February 2014.The research and development process necessary to develop a pharmaceutical product for commercialization is subject to extensive regulation by numerous governmental authorities in the United States and other countries. This process typically takes years to complete and requires the expenditure of substantial resources. The steps required before a drug may be marketed in the United States generally include the following:

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

General and Administrative Expenses

General and administrative expenses increased for the six month period ended June 30, 2014 as compared to the six month period ended June 30, 2013 by approximately $2.1 million, or 107%. The increase is primarily the result of higher professional fees, directors and officers’ insurance costs, and board of director compensation fees, which are due to the activities associated with being a public company, with the remainder comprised primarily of higher salary and benefit expenses. Salaries and related benefit costs for our executive, finance and administrative functions for the six months ended June 30, 2014 and 2013 constituted approximately 33% and 47%, respectively, of our total general and administrative costs. General and administrative expenses also include patent costs, some of which are reimbursed by Takeda, legal, accounting and other professional fees and, to a lesser extent, facilities and general office-related overhead. The increase for the three month period ended June 30, 2014 as compared to the three month period ended June 30, 2013 was approximately $1.2 million, or 135%, and is primarily the result of professional fees, directors and officers’ insurance costs and board of director compensation fees, which are due to the activities associated with being a public company, with the remainder comprised primarily of higher salary and fringe expenses. Salaries and related benefit costs for our executive, finance and administrative functions for the three months ended June 30, 2014 and 2013 constituted approximately 35% and 51%, respectively, of our total general and administrative costs. We expect all of these costs to increase significantly as we expand our operations, including hiring of additional personnel, and continue to be subject to the reporting requirements of being a public company.

Liquidity and Capital Resources

Through June 30, 2014, we have provided funds for our operations by obtaining approximately $265.9 million of cash primarily through the public and private offering of our common stock and other securities, grants from government agencies and foundations and payments received under the license and collaboration agreement with Takeda. We do not believe that grant revenue will be a significant source of funding in the near future. We expect that reimbursements of our development costs by Takeda will decline going forward, and we do not expect such reimbursements to be a significant source of funding in the future.

As of June 30, 2014, we had a total of $140.5 million in cash and cash equivalents and available-for-sale investment securities, and approximately $2.7 million of short-term liabilities consisting entirely of short-term liabilities from operations. Excluding the increase in net cash of approximately $115.4 million from the public offering which closed on February 5, 2014, we spent approximately $12.2 million in cash and reduced working capital by approximately $8.4 million for the six months ended June 30, 2014. This use of working capital is due primarily to funding recurring operating expenses and the preparation for additional clinical trials and non-clinical testing, including manufacturing related activities. We expect to use cash of up to $30.0 million during the remainder of 2014. This is expected to be due primarily to recurring expenses and for costs to produce, develop and validate materials to be used in clinical and non-clinical studies related to ITI-007. We expect to begin to incur significant expenditures in the remainder of 2014 and beyond as we plan to initiate a Phase 3 clinical trial in patients with acutely exacerbated schizophrenia and other planned clinical and non-clinical trials.

While we believe that our existing cash, cash equivalents and investment securities, together with interest on cash balances, will be sufficient to fund our operating expenses and capital expenditure requirements through early 2016, we will require significant additional financing in the future to continue to fund our operations. In particular, we anticipate that we will need to secure funding to complete the planned additional clinical and non-clinical trials, manufacturing and pre-commercialization activities needed for potential regulatory approval and commercialization of ITI-007 in patients with acute exacerbated schizophrenia, our Phase 1/2 clinical trial of ITI-007 in healthy geriatric subjects and in patients with dementia, including Alzheimer’s disease, for further development of ITI-007 in patients with bipolar disorder and other indications, and for development of our other product candidates.

We have incurred losses in every year since inception with the exception of 2011, when we received an up-front fee and a milestone payment related to our agreement with Takeda. These losses have resulted in significant cash used in operations. During the six months ended June 30, 2014 and 2013, our net cash used in operating activities was approximately $12.1 million and $9.2 million, respectively. While we have several research and development programs underway, the ITI-007 program has advanced the furthest and will continue to consume increasing amounts of cash for conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct these activities necessary to pursue FDA approval of ITI-007 and our other product candidates, we expect the amount of cash needed to fund operations to increase significantly over the next several years.

On March 31, 2014, we entered into a long-term lease for approximately 12,000 square feet of useable laboratory and office space located at 430 East 29th Street, New York, New York 10016, which we expect to occupy as our headquarters on or about February 2015. The lease has a term of five years and three months. We expect that our facility related costs will increase moderately when the lease commences in 2015.

We seek to balance the level of cash, cash equivalents and investments on hand with our projected needs and to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms. Until we can generate significant revenues from operations, we will need to satisfy our future cash needs through public or private sales of our equity securities, sales of debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of our product candidates and technology and, to a lesser extent, grant funding. We cannot be sure that future funding will be available to us when we need it on terms that are acceptable to us, or at all. We sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs. The amount of funding we raise through sales of our common stock or other securities depends on many factors, including, but not limited to, the status and progress of our product development programs, projected cash needs, availability of funding from other sources, our stock price and the status of the capital markets. Due to the recent volatile nature of the financial markets and, in particular, the adverse impact on market capitalization and valuation of biotechnology companies, equity and debt financing may be difficult to obtain. In addition, any unfavorable development or delay in the progress of our ITI-007 program could have a material adverse impact on our ability to raise additional capital.

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

Our cash is maintained in checking accounts, money market accounts, money market funds, certificates of deposit, commercial paper, corporate notes and corporate bonds at major financial institutions. Due to the current low interest rates available for these instruments, we are earning limited interest income. Our investment portfolio has not been adversely impacted by the problems in the credit markets that have existed over the last several years, but there can be no assurance that our investment portfolio will not be adversely affected in the future.

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

We have entered into arrangements involving the delivery of more than one element. Each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting. For us, this determination is generally based on whether the deliverable has “stand-alone value” to the customer. We adopted this accounting standard on a prospective basis for all Multiple-Deliverable Revenue Arrangements, or MDRAs, entered into on or after January 1, 2011, and for any MDRAs that were entered into prior to January 1, 2011, but materially modified on or after that date.

The adoption of this accounting standard did not have a material impact on our results of operations for the three and six months ended June 30, 2014 and 2013, or on our financial positions as of those dates.

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

For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. For awards that contain a performance condition, expense is amortized using the accelerated attribution method. As stock-based compensation expense recognized in the statements of operations for the three and six months ended June 30, 2014 and 2013 is based on share-based awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures are based on our historical experience for the fiscal years ended December 31, 2013 and 2012 and have not been material.

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

Expected volatility rates are based on historical volatility of the common stock of comparable publicly traded entities and other factors due to the lack of historic information of our common stock. The expected life of stock options is the period of time for which the stock options are expected to be outstanding. Given the lack of historic exercise data, the expected life is determined using the “simplified method” which is defined as the midpoint between the vesting date and the end of the contractual term.

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

Since we had net operating loss carryforwards as of June 30, 2014 and 2013, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A.	RISK FACTORS

The following are material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 25, 2014.

There is no guarantee that our planned clinical trials for ITI-007 in schizophrenia or in other indications will be successful.

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

The historical rate of failures for product candidates in clinical development and late-stage clinical trials is high. While we plan to conduct further clinical studies in patients with schizophrenia and other indications, including two Phase 3 clinical trials of ITI-007 in schizophrenia, there is no guarantee that we will have the same level of success in these trials as we have had in our earlier clinical trials, or be successful at all.

In addition, although we believe that ITI-007 and follow-on compounds may also have clinical utility in indications other than schizophrenia, such as behavioral disturbances in dementia, bipolar disorder, IED, non-motor disorders associated with Parkinson’s disease, obsessive compulsive disorder and anxiety disorders and post-traumatic stress disorder, we have never tested ITI-007 in Phase 2 clinical trials in the patient population for these other indications and in March 2014 we announced the initiation of a Phase 1/2 clinical trial of ITI-007 in healthy geriatric subjects and in patients with dementia, including Alzheimer’s disease.

If we do not successfully complete clinical development of ITI-007, we will be unable to market and sell products derived from it and to generate product revenues. Even if we do successfully complete clinical trials for ITI-007 in patients with schizophrenia, those results are not necessarily predictive of results of future pivotal trials that may be needed before we may submit an NDA to the FDA for the initial or other future indications. Of the vast number of drugs in development, only a small percentage result in the submission of an NDA to the FDA, and even less result in the NDA ultimately being approved by the FDA for commercialization.

We are advancing ITI-007 into Phase 3 clinical trials for the treatment of schizophrenia. Although we have discussed our clinical development plans with the FDA, the agency may ultimately determine that our Phase 3 clinical trials and non-clinical studies, even if successfully completed, are not sufficient for regulatory approval. If we are required to conduct additional clinical trials and non-clinical studies, our development of ITI-007 for schizophrenia will be more time-consuming and costly than we presently anticipate, which would have a material adverse effect on our business, results of operations and financial condition.

        In June 2014, we held our end-of-Phase 2 meeting with the FDA to discuss our plans for initiating Phase 3 clinical trials of ITI-007 in schizophrenia. Following this meeting, we are proceeding with our Phase 3 development program, in which we plan to conduct two randomized, double-blind, placebo-controlled Phase 3 clinical trials of ITI-007 in patients with acutely exacerbated schizophrenia, with over 400 patients in each trial. Subject to finalizing the trial protocols and arrangements with clinical trial sites, we intend to initiate the first Phase 3 clinical trial in schizophrenia in the second half of 2014 and a second Phase 3 clinical trial in early 2015. In the first Phase 3 trial, we plan to randomize patients to two doses of ITI-007 (60 or 40mg) or placebo over a 4-week treatment duration. We currently expect the second Phase 3 trial will be conducted for a 6-week treatment duration. Subject to initiation of these trials as planned and timely enrollment, we anticipate that the results of the first Phase 3 clinical trial of ITI-007 in patients with schizophrenia could be available as early as the fourth quarter of 2015. Even though we believe that our planned Phase 3 clinical trials and non-clinical studies for ITI-007 in schizophrenia, if successful, will be sufficient to support our NDA, the FDA may not agree with one or more aspects of our clinical trial designs, including the duration of the trials, clinical endpoints, controls, dose ranges, collection of safety data, or adequacy of our non-clinical studies. If we submit an NDA and the FDA does not agree with our clinical and non-clinical designs, our development of ITI-007 in schizophrenia and other indications may be delayed, and we may incur additional costs and devote additional resources to address any concerns the FDA may have with our trial designs. In addition, we may be required to conduct additional clinical trials or studies, which could result in additional delays and costs. There is no assurance that we will complete the Phase 3 trials and non-clinical studies within the timeframes and the costs that we currently expect, or at all, or in a manner that is acceptable to the FDA. Any delays or unplanned costs resulting from our Phase 3 clinical trials of ITI-007 in schizophrenia may have a material adverse effect on our business, results of operations and financial condition. Even if we eventually complete Phase 3 clinical testing, submit an NDA and receive approval of ITI-007, the FDA may grant approval contingent on the performance of costly additional post-approval clinical trials. The FDA may also approve ITI-007 for a more limited indication or a narrower patient population than we originally requested, and the FDA may not approve the labeling that we believe is necessary or desirable for the successful commercialization of ITI-007 or our other product candidates. Any delay in obtaining, or inability to obtain, applicable regulatory approval for ITI-007 would delay or prevent commercialization of ITI-007 and would materially adversely impact our business, results of operations and financial condition.

If the FDA does not agree with our clinical development plans to advance ITI-007 for the treatment of schizophrenia and bipolar disorder with separate, but overlapping, well-controlled clinical trials in both indications, our development of ITI-007 for the treatment of bipolar disorder may be delayed and the costs of our development of ITI-007 would increase.

In June 2014, we had discussions with the FDA regarding our plans to initiate our Phase 3 clinical program of ITI-007 in schizophrenia. Following this meeting with the FDA, we are proceeding with Phase 3 development of ITI-007 for the treatment of schizophrenia by conducting two randomized, double-blind, placebo-controlled Phase 3 clinical trials of ITI-007 in patients with acutely exacerbated schizophrenia, Subject to further discussions with the FDA, we plan to initiate separate additional trials in bipolar disorder in 2015. We expect that the planned trials in bipolar disorder will overlap in time with the clinical conduct of the planned trials in schizophrenia. We have not yet discussed our plans to develop ITI-007 for the treatment of bipolar disorder with the FDA. The FDA may not agree with our clinical development plans for advancing ITI-007 for the treatment of bipolar disorder, including our plans to conduct separate well-controlled clinical trials of ITI-007 for the treatment of bipolar disorder that overlap with our Phase 3 clinical trials of ITI-007 for the treatment of schizophrenia. Our clinical plans for ITI-007 for the treatment of bipolar disorder may change based on any discussions with the FDA, the relative success and cost of our research, preclinical and clinical development programs, whether we are able to enter into future collaborations, and any unforeseen delays or cash needs. If the FDA does not agree with our clinical development plans for ITI-007 for the treatment of bipolar disorder, our development of ITI-007 in this indication may take longer and be more costly than we currently expect, which would have a material adverse effect on our business, financial condition and results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities

On June 3, 2014, we issued to a foundation 18,225 unregistered shares of our common stock in connection with a grant in the amount of $109,833 that we received pursuant to a biotechnology grant funding agreement we entered into with the foundation in 2013. These shares were issued in reliance upon an exemption from registration under the federal securities laws pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, for the issuance of securities in transactions by an issuer not involving a public offering. We do not have an obligation, nor do we anticipate, registering these shares for resale on a registration statement pursuant to the Securities Act.

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

        We have invested the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments such as commercial paper and corporate debt securities, U.S. government securities, certificates of deposit and institutional money market funds. As of June 30, 2014, $11.5 million of the net proceeds of the offering had been used. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus dated January 30, 2014 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act on January 31, 2014. We have broad discretion in the use of the net proceeds from our initial public offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock.

(c)	Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2014.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1	Non-Employee Director Compensation Policy.*	X

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101+	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013 (audited), (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).	X

*	Management contract or compensatory plan or arrangement.
+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: August 12, 2014	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Date: August 12, 2014	By:	/s/ Lawrence J. Hineline
Lawrence J. Hineline
Vice President of Finance, Chief Financial Officer and Secretary