Form 10-Q
period 2014-09-30
Intra-Cellular Therapies, Inc.
filed 2014-11-03
CIK 1567514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 31, 2014, the registrant had 29,397,169 shares of common stock outstanding.

Intra-Cellular Therapies, Inc.

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” mean Intra-Cellular Therapies, Inc. and our direct and indirect subsidiaries. “ITI” refers to our wholly-owned operating subsidiary, ITI, Inc., and its subsidiary.

i

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$68,915,333	$35,150,924
Investment securities, available-for-sale	67,066,729	2,000,000
Accounts receivable	124,414	336,318
Prepaid expenses and other current assets	1,374,378	762,243

Total current assets	137,480,854	38,249,485
Property and equipment, net	57,440	68,272
Other assets	70,944	131,555

Total assets	$137,609,238	$38,449,312

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$503,882	$3,395,067
Accrued and other current liabilities	2,143,756	2,611,091
Accrued employee benefits	929,963	827,879

Total current liabilities	3,577,601	6,834,037

Stockholders’ equity:
Common stock, $.0001 par value: 100,000,000 shares authorized; 29,397,169 and 22,159,446 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2,940	2,216
Additional paid-in capital	207,152,913	89,177,556
Accumulated deficit	(73,056,827)	(57,564,497)
Accumulated other comprehensive loss	(67,389)	—

Total stockholders’ equity	134,031,637	31,615,275

Total liabilities and stockholders’ equity	$137,609,238	$38,449,312

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$124,414	$667,955	$511,439	$1,909,471

Costs and expenses:
Research and development	4,046,335	4,157,742	9,585,336	16,897,903
General and administrative	2,581,685	1,295,571	6,615,756	3,245,585

Total costs and expenses	6,628,020	5,453,313	16,201,092	20,143,488

Loss from operations	(6,503,606)	(4,785,358)	(15,689,653)	(18,234,017)
Interest expense	—	(131,888)	(7,073)	(604,960)
Interest income	88,099	5,626	204,396	11,589

Net loss	$(6,415,507)	$(4,911,620)	$(15,492,330)	$(18,827,388)

Net loss per common share:
Basic & Diluted	$(0.22)	$(0.28)	$(0.55)	$(1.21)

Weighted average number of common shares:
Basic & Diluted	29,379,156	17,527,774	28,386,794	15,616,835

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(6,415,507)	$(4,911,620)	$(15,492,330)	$(18,827,388)

Other comprehensive loss:
Unrealized loss on investment securities	(19,640)	—	(67,389)	—

Comprehensive loss	$(6,435,147)	$(4,911,620)	$(15,559,719)	$(18,827,388)

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited) Nine Months Ended September 30,
	2014	2013

Cash flows provided by (used in) operating activities
Net loss	$(15,492,330)	$(18,827,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,156	15,821
Share-based compensation expense	2,192,860	282,450
Issuance of common stock for services	131,538	—
Amortization of premiums on investment securities	144,017	—
Changes in operating assets and liabilities:
Accounts receivable	211,904	49,138
Prepaid expenses and other assets	(551,524)	(617,586)
Accounts payable	(2,891,185)	3,985,489
Accrued liabilities	(365,251)	2,398,611
Deferred revenue	—	(1,249,992)

Net cash used in operating activities	(16,600,815)	(13,963,457)

Cash flows provided by (used in) investing activities
Purchases of investments	(92,272,925)	—
Maturities of investments	26,994,790	1,500,000
Purchase of property and equipment	(8,324)	(33,255)

Net cash (used in) provided by investing activities	(65,286,459)	1,466,745

Cash flows provided by (used in) financing activities
Proceeds from issuance of convertible promissory notes, net	—	100,000
Proceeds from stock option exercises	99,103	316,827
Proceeds from stock subscriptions	109,833	109,834
Gross proceeds of public offering	116,191,285	43,841,850
Payment of costs of public offering	(748,538)	(3,445,315)

Net cash provided by financing activities	115,651,683	40,923,196

Net increase in cash and cash equivalents	33,764,409	28,426,484
Cash and cash equivalents at beginning of period	35,150,924	15,645,528

Cash and cash equivalents at end of period	$68,915,333	$44,072,012

Cash paid for interest	$7,073	$3,317

Cash paid for taxes	$40,557	$13,437

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2014

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

On October 31, 2014, the Company entered into a termination agreement with Takeda Pharmaceutical Company Limited (“Takeda”) terminating the worldwide license and collaboration agreement under which the Company and Takeda were jointly developing the Company’s proprietary compound ITI-214 and other selected compounds that selectively inhibit phosphodiesterase type 1 (“PDE1”) for use in the prevention and treatment of human diseases. Through September 30, 2014, the Company had received $28.8 million in total payments under the agreement and the Company was eligible to receive milestone payments and royalties based on net sales. The Company is in the process of refining its strategy for the PDE1 inhibitor program.

In order to further its research projects and support its collaborations, the Company will require additional financing until such time, if ever, that revenue streams are sufficient to generate consistent positive cash flow from operations. Possible sources of funds include public or private sales of our equity securities, sales of debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of our product candidates and technology and, to a lesser extent, grant funding. On August 29, 2014, the Company filed a universal shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “SEC”) on September 15, 2014, to register $150 million of the Company’s common stock, preferred stock, various series of debt securities, warrants, rights and purchase contracts to purchase any of such securities, either individually or in units, for issuance from time to time at prices and on terms to be determined at the time of any such offering. This registration statement will remain in effect for up to three years from filing.

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

Investment Securities

Investment securities consisted of the following (in thousands):

	September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(unaudited)

U.S. Government Agency Securities	$4,582	$—	$(5)	$4,577
FDIC Certificates of Deposit	14,435	—	(14)	14,421
Certificates of Deposit	2,000	—	—	2,000
Commercial Paper	16,484	2	(1)	16,485
Corporate Notes/Bonds	29,634	—	(50)	29,584

	$67,135	$2	$(70)	$67,067

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value

Certificates of Deposit	$2,000	—	—	$2,000

	$2,000	$—	$—	$2,000

The Company has classified all of its investment securities available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of September 30, 2014 and December 31, 2013, the Company held $26.1 million and $0, respectively, of available-for-sale investment securities with contractual maturity dates more than one year and less than two years.

2. Summary of Significant Accounting Policies (continued)

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

The Company has no assets or liabilities that were measured using quoted prices for significant unobservable inputs (Level 3 assets and liabilities) as of September 30, 2014 and December 31, 2013. The carrying value of cash held in money market funds of approximately $10.3 million as of September 30, 2014 and $0.0 million as of December 31, 2013, is included in cash and cash equivalents and approximates market value based on quoted market price or Level 1 inputs.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$10,283	$10,283	$—	$—
U.S. Government Agency Securities	4,577	—	4,577	—
FDIC certificates of deposit	14,421	—	14,421	—
Certificates of deposit	41,000	—	41,000	—
Commercial paper	16,485	—	16,485	—
Corporate Bonds/Notes	29,584	—	29,584	—

	$116,350	$10,283	$106,067	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$—	$—	$—	$—
Certificates of deposit	6,000	—	6,000	—

	$6,000	$—	$6,000	$—

2. Summary of Significant Accounting Policies (continued)

Financial Instruments

The Company considers the recorded costs of its financial assets and liabilities, which consist of cash equivalents, investment securities available-for-sale, accounts receivable, accounts payable and accrued liabilities, to approximate their fair value because of their relatively short maturities at September 30, 2014 and December 31, 2013. Management believes that the risks associated with its financial instruments are minimal as the counterparties are various corporations, financial institutions and government agencies of high credit standing.

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

The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of September 30, 2014 and December 31, 2013, as the Company has a history of collecting on substantially all of its accounts, including government agencies and collaborations funding its research.

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

2. Summary of Significant Accounting Policies (continued)

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

Deferred Revenue

Cash received as prepayment on future services is deferred and recognized as revenue as the services are performed. The Company must remit interest on any deferred revenue related to a governmental agency. As of September 30, 2014 and December 31, 2013, no interest was due as the Company did not have any deferred revenue.

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

2. Summary of Significant Accounting Policies (continued)

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

For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. For awards that contain a performance condition, expense is amortized using the accelerated attribution method. As share-based compensation expense recognized in the statements of operations for the three and nine months ended September 30, 2014 and 2013 is based on share-based awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures are based on the Company’s historical experience for the three and nine months ended September 30, 2014 and 2013, and have not been material.

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

For the three and nine months ended September 30, 2013, given that there was no active market for the Company’s common stock, the exercise prices of the stock options on the dates of grant were determined and approved by the board of directors using several factors, including progress and milestones achieved in the Company’s business development and performance, the price per share of its convertible preferred stock offerings and general industry and economic trends. In establishing the estimated fair value of the common stock, the Company considered the guidance set forth in American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For the three and nine months ended September 30, 2014, the exercise price was determined by using the closing market price of the Company’s common stock on the date of grant.

Under ASC Topic 718, the cumulative amount of compensation cost recognized for instruments classified as equity that ordinarily would result in a future tax deduction under existing tax law shall be considered to be a deductible temporary difference in applying ASC Topic 740, Income Taxes. The deductible temporary difference is based on the compensation cost recognized for financial reporting purposes; however, these provisions currently do not impact the Company, as all the deferred tax assets have a full valuation allowance.

Since the Company had net operating loss carryforwards as of September 30, 2014 and 2013, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations.

Equity instruments issued to consultants are accounted for under the provisions of ASC Topic 718 and ASC Topic 505-50, Equity/Equity-Based Payments to Non-Employees. Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed and are marked to market during the service period.

2. Summary of Significant Accounting Policies (continued)

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

The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive as applied to the loss from operations for the three and nine months ended September 30, 2014 and 2013:

	Three-Months Ended September 30		Nine-Months Ended September 30
	2014	2013	2014	2013
Stock options	1,043,834	712,525	1,043,834	710,819

3. Property and Equipment

Property and equipment consist of the following:

	September 30, 2014	December 31, 2013

Computer equipment	$85,845	$82,252
Furniture and fixtures	43,981	46,523
Scientific equipment	2,851,947	2,851,947
Leasehold improvements	319,553	319,553

	3,301,326	3,300,275
Less accumulated depreciation	(3,243,886)	(3,232,003)

	$57,440	$68,272

Depreciation expense for the three and nine months ended September 30, 2014 was $6,409 and $19,156, respectively.

4. Share-Based Compensation

The Company sponsors the Intra-Cellular Therapies, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) to provide for the granting of stock-based awards, such as stock options, restricted common stock and restricted stock units to employees, directors and consultants as determined by the Board of Directors. In August 2013, the Company assumed in the Merger the ITI 2003 Equity Incentive Plan , as amended (the “2003 Plan”), which expired by its terms in July 2013. As of September 30, 2014, the outstanding awards under the 2003 Plan were options to purchase 1,244,826 shares of common stock. Effective in November 2013, the Company adopted the 2013 Plan. The Company reserved 2,850,000 shares of common stock for issuance under the 2013 Plan. In January 2014, the number of shares of common stock reserved for issuance under the 2013 Plan automatically increased by 800,000 pursuant to the evergreen provisions of the 2013 Plan.

Stock options granted under the 2013 Plan may be either incentive stock options (“ISOs”) as defined by the Internal Revenue Code of 1986, as amended, or non-qualified stock options. The Board of Directors determines who will receive options, the vesting periods (which are generally one to three years) and the exercise prices of such options. Options have a maximum term of 10 years. The exercise price of ISOs granted under the 2013 Plan must be at least equal to the fair market value of the common stock on the date of grant.

4. Share-Based Compensation (continued)

Total stock-based compensation expense related to all of the Company’s share-based awards to employees, directors and consultants recognized during the three and nine months ended September 30, 2014 and 2013, was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Research and development	$788,496	$38,856	$1,020,746	$96,943
General and administrative	914,149	80,361	1,172,114	185,507

Total share-based compensation expense	$1,702,645	$119,217	$2,192,860	$282,450

The following table describes the weighted-average assumptions used for calculating the value of options granted during the nine months ended September 30, 2014:

Nine Months Ended September 30, 2014

Dividend yield	0%
Expected volatility	80%
Weighted-average risk-free interest rate	2.2%
Expected term	6.3 years

Information regarding the stock options activity including with respect to grants to employees, directors and consultants as of September 30, 2014, and changes during the period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life

Outstanding at December 31, 2013 (audited)	1,400,125	$1.98	5.3 years
Options granted (unaudited)	988,000	$16.64	9.7 years
Options exercised (unaudited)	(147,799)	$0.67	0.7 year
Options canceled or expired (unaudited)	(7,500)	$0.30	—

Outstanding at September 30, 2014 (unaudited)	2,232,826	$8.56	7.1 years

Vested or expected to vest at September 30, 2014 (unaudited)	2,232,826	$8.56	—

Exercisable at September 30, 2014 (unaudited)	1,087,529	$2.00	4.6 years

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

Under the agreement, the Company made an upfront payment of $1.0 million to BMS and a milestone payment of $1.25 million in December 2013. When the Company initiates the Phase 3 clinical trials for ITI-007 for patients with exacerbated schizophrenia, it will be obligated to pay a $1.5 million milestone payment. Including such $1.5 million milestone payment, possible milestone payments remaining total $12.5 million. The Company may be obliged to make other milestone payments for each licensed product of up to an aggregate of $14.75 million. The Company is also obliged to make tiered single digit percentage royalty payments on sales of licensed products. The Company is obliged to pay to BMS a percentage of non-royalty payments made in consideration of any sublicense.

5. Collaborations and License Agreements (continued)

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

The Takeda License and Collaboration Agreement and Termination Agreement

On February 25, 2011, the Company (through its wholly owned operating subsidiary, ITI) entered into a license and collaboration agreement (the “Takeda License Agreement”) with Takeda under which the Company agreed to collaborate to research, develop and commercialize its proprietary compound ITI-214 and other selected compounds that selectively inhibit PDE1 for use in the prevention and treatment of human diseases. As part of the agreement, the Company assigned to Takeda certain patents owned by the Company that claim ITI-214 and granted Takeda an exclusive license to develop and commercialize compounds identified in the conduct of the research program that satisfy specified criteria. The Company retained rights to all compounds that did not meet the specified criteria and the Company continues to develop PDE1 inhibitors outside the scope of the agreement. On October 31, 2014, the Company entered into an agreement with Takeda terminating the Takeda License Agreement (the “Termination Agreement”) pursuant to which all rights granted under the Takeda License Agreement were returned to the Company. The Company intends to continue the clinical development of PDE1 inhibitors, including ITI-214. Takeda will complete certain transition activities but will not have any other ongoing involvement with the development program. Through September 30, 2014, the Company had received $28.8 million in total payments under the agreement and the Company was eligible to receive milestone payments and royalties based on net sales. The Company is in the process of refining its strategy for its PDE1 inhibitor program and does not anticipate a significant increase in its operating expenses related to its PDE development programs over the next twelve to fifteen months.

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

During the three and nine months ended September 30, 2014, the Company recognized revenue of approximately $112,000 and $499,000 under the Takeda License Agreement, respectively, as compared to $0.7 million and $1.9 million for the three and nine months ended September 30, 2013 also under this agreement. At September 30, 2014 and 2013, $0.0 million and $0.4 million, respectively, of revenue was deferred under this agreement.

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

In addition, ITI is required to use at least $1.0 million annually of its resources for the development and commercialization of the technology until ITI submits an NDA. ITI met its spending requirements in 2014. There were no other payments made or required under the License for the three and nine months ended September 30, 2014 and 2013.

6. Subsequent Events

On October 31, 2014, the Company entered into a termination agreement with Takeda terminating the worldwide license and collaboration agreement under which the Company and Takeda were jointly developing the Company’s proprietary compound ITI-214 and other selected compounds that selectively inhibit PDE1 for use in the prevention and treatment of human diseases. Through September 30, 2014, we had received $28.8 million in total payments under the agreement and we were eligible to receive milestone payments and royalties based on net sales. In accordance with the termination agreement, all rights granted under the Takeda License Agreement were returned to the Company. Takeda will complete certain transition activities but will not have any other ongoing involvement with the development program.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on March 25, 2014. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K filed on March 25, 2014, as updated from time to time in our subsequent periodic and current reports filed with the SEC.

Overview

We are a biopharmaceutical company focused on the discovery and clinical development of innovative, small molecule drugs that address underserved medical needs in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system, or CNS. Our lead product candidate, ITI-007, is in late phase clinical development as a first-in-class treatment for schizophrenia. Results from our Phase 2 trial are included in “Business—Our Clinical Programs—ITI-007 Program” under Item 1 of our Annual Report on Form 10-K filed on March 25, 2014. In June 2014, we had discussions with the U.S. Food and Drug Administration, or FDA, regarding our plans to initiate our Phase 3 clinical program of ITI-007 in schizophrenia. Following this meeting with the FDA, we are proceeding with Phase 3 development of ITI-007 for the treatment of schizophrenia. We plan to conduct two randomized, double-blind, placebo-controlled Phase 3 clinical trials of ITI-007 in patients with acutely exacerbated schizophrenia, with over 400 patients in each trial. Subject to finalizing the trial protocols and arrangements with clinical trial sites, we intend to initiate the first Phase 3 clinical trial in schizophrenia in the fourth quarter of 2014 and a second Phase 3 clinical trial in the first half of 2015. In the first Phase 3 trial, we plan to randomize patients to two doses of ITI-007 (60mg or 40mg) or placebo over a 4-week treatment duration. We currently expect that the second Phase 3 trial will be conducted for a 6-week treatment duration. Subject to initiation of these trials as planned and timely enrollment, we anticipate that the results of the first Phase 3 clinical trial of ITI-007 in patients with schizophrenia could be available as early as the fourth quarter of 2015. Subject to further discussions with the FDA, we also plan to initiate separate additional trials in bipolar disorder in 2015. We expect that the planned trials in bipolar disorder will overlap in time with the clinical conduct of the planned trials in schizophrenia. In addition to our Phase 3 clinical trials, we will need to complete other clinical and non-clinical trials and manufacturing and pre-commercialization activities necessary to support the submission of a planned New Drug Application, or NDA, for ITI-007 in schizophrenia, which we currently expect could occur at the end of 2016 or the beginning of 2017. In addition, in October 2014, we announced the topline data from ITI-007-200, a Phase 1/2 clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of low doses of ITI-007 in healthy geriatric subjects and in patients with dementia, including Alzheimer’s disease. The completion of this study marks an important milestone in our strategy to develop low doses of ITI-007 for the treatment of behavioral disturbances associated with dementia and related disorders. We expect that additional data from the trial will be available by the end of this year.

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

We have a second major program called ITI-002 that has yielded a portfolio of compounds that selectively inhibits the enzyme phosphodiesterase 1, or PDE1. On February 25, 2011, we (through our wholly owned operating subsidiary, ITI) entered into a license and collaboration agreement with Takeda, or the Takeda License Agreement, under which we agreed to collaborate to research, develop and commercialize our proprietary compound ITI-214 and other selected compounds that selectively inhibit PDE1 for use in the prevention and treatment of human diseases. On October 31, 2014, we entered into an agreement with Takeda terminating the Takeda License Agreement, or the Termination Agreement, pursuant to which all rights granted under the Takeda License Agreement were returned to us. Takeda will complete certain ongoing activities relating to non-clinical studies and will transfer product inventory and materials to us but will not have any other ongoing involvement or funding obligations in connection with the development program. ITI-214 is the first compound in its class to successfully advance into Phase 1 clinical trials. We intend to continue the development of ITI-214 for the treatment of CNS, cardiovascular and other disorders. We are in the process of refining our strategy for the PDE1 inhibitor program. By regaining unrestricted access to ITI-214, backups and the proprietary chemistry we can now integrate the efforts of our internal PDE program to include the later stage portfolio. We do not anticipate a significant increase in our operating expenses related to our PDE development programs over the next twelve to fifteen months. Other compounds in the PDE portfolio are also being advanced for the treatment of various indications, including non-CNS therapeutic areas.

Our pipeline also includes pre-clinical programs that are focused on advancing drugs for the treatment of cognitive dysfunction, in both schizophrenia and Alzheimer’s disease, and for disease modification and the treatment of neurodegenerative disorders, including Alzheimer’s disease.

Since inception, we have devoted all of our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of September 30, 2014, our accumulated deficit was $73.1 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and pre-clinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.

We have not generated any revenue from product sales to date and we do not expect to generate revenues from product sales for at least the next several years. Our revenues for the nine months ended September 30, 2014 and the fiscal years ended December 31, 2013 and 2012 have been primarily from the Takeda License Agreement. We will not receive any further revenue under the Takeda License Agreement, which was terminated on October 31, 2014. In addition, we have received and may continue to receive grants from U.S. government agencies and foundations.

Our corporate headquarters and research facility are located in New York, New York.

Results of Operations

Revenues

The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.

We have not generated any revenue from product sales to date and we do not expect to generate revenues from product sales for at least the next several years. Our revenues for the nine months ended September 30, 2014 have been from the recently terminated license and collaboration agreement with Takeda and to a much lesser extent from a government grant. For the nine months ended September 30, 2013, revenues were entirely from the agreement with Takeda. We will not receive any further revenue under the Takeda License Agreement, which was terminated on October 31, 2014. We have received and may continue to receive grants from U.S. government agencies and foundations.

We do not expect any revenues that we may generate in the next several years to be significant enough to fund our operations.

Expenses

The process of researching and developing drugs for human use is lengthy, unpredictable and subject to many risks. We are unable with any certainty to estimate either the costs or the timelines in which those costs will be incurred. We have one project, ITI-007 for the treatment of schizophrenia, which consumes a large portion of our current, as well as projected, resources. In addition, in March 2014, we announced the initiation of ITI-007-200, a Phase 1/2 clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of low doses of ITI-007 in healthy geriatric subjects and in patients with dementia, including Alzheimer’s disease. This trial was completed in the quarter ended September 30, 2014. We intend to pursue other disease indications that ITI-007 may address, but there are large costs associated with pursuing FDA approval for those indications, which would include the cost of additional clinical trials.

Our ITI-002 program has a compound, ITI-214, in Phase 1 development. We intend to pursue the development of this and the other compounds in our PDE portfolio for the treatment of central nervous system, cardiovascular and other disorders. We are in the process of refining our strategy for our PDE1 inhibitor program and do not anticipate a significant increase in our operating expenses related to our PDE development programs over the next twelve to fifteen months. Our other projects are still in the pre-clinical stages, and will require extensive funding not only to complete pre-clinical testing, but to enter into and complete clinical trials. Expenditures that we incur on these projects will be subject to availability of funding in addition to the funding required for the advancement of ITI-007. Any failure or delay in the advancement of ITI-007 could require us to re-allocate resources from our other projects to the advancement of ITI-007, which could have a significant material adverse impact on the advancement of these other projects and on our results of operations. Our operating expenses are comprised of (i) research and development expenses and (ii) general and administrative expenses. Our research and development costs are comprised of:

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

We expect that research and development expenses will increase substantially as we prepare for and enter into Phase 3 clinical trials for ITI-007 for patients with exacerbated schizophrenia. We also expect that our general and administrative costs will increase substantially from prior periods primarily due to the increased costs associated with being a public reporting entity, which would include adding additional personnel. We have granted options to purchase 988,000 shares of our common stock in 2014 and will be recognizing expense associated with these options over the next two years in both the research and development and general and administrative expense categories. We expect this non-cash expense to be material and affect quarter to quarter and year to date comparisons in the upcoming year. We expect to continue to grant stock options and other stock-based awards in the future, which will increase our stock-based compensation expense in future periods.

The following table sets forth our revenues and operating expenses for the three and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (In Thousands)

Revenues	$124	$668	$511	$1,909

Expenses
Research and Development	4,046	4,158	9,585	16,898
General and Administrative	2,582	1,295	6,616	3,246

	6,628	5,453	16,201	20,144

Interest Income (Expense), net	88	(127)	198	(592)

Net Loss	$(6,416)	$(4,912)	$(15,492)	$(18,827)

Comparison of Three and Nine Month Periods Ended September 30, 2014 and September 30, 2013

Revenues

Revenue decreased for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 by approximately $1.4 million, or 73%, due primarily to the recognition of previously deferred revenue relating to the Takeda License Agreement in 2013 and lower reimbursable costs payable to us by Takeda in 2014 under the Takeda License Agreement, offset to a much lesser extent by revenue from a government grant in 2014. Revenue decreased for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 by approximately $0.5 million, or 81%, due primarily to the recognition of previously deferred revenue relating to the Takeda License Agreement in 2013 and lower reimbursable costs payable to us by Takeda in 2014 under the Takeda License Agreement, offset to a much lesser extent by revenue from a government grant in 2014.

Research and Development Expenses

Research and development expenses decreased for the three and nine month periods ended September 30, 2014 as compared to the three and nine month periods ended September 30, 2013 by approximately $0.1 million, or 3%, and $7.3 million, or 43%, respectively. The decreases in the three and nine month periods are due almost exclusively to costs associated with outside clinical testing for our ITI-007 Phase 2 clinical trial that was completed in late 2013, with no such costs incurred in 2014. Partially offsetting the decreases in the three and nine month periods ended September 30, 2014 were expenses of approximately $1.3 million and $3.1 million, respectively, relating to the manufacturing, other clinical and non-clinical testing of our ITI-007 product candidate and to $0.6 million and $2.0 million incurred in the three and nine month periods, respectively, associated with our ITI-007-200 Phase 1/2 clinical trial in healthy geriatric and dementia patients. In addition, stock option expense increased by $0.7 million and $0.9 million for the three and nine month periods ended September 30, 2014, respectively, due primarily to stock options granted in 2014.

The research and development expenses incurred for amounts payable to external parties comprised a significant portion of our research and development expenses during the three and nine months ended September 30, 2014 and 2013. We incurred expenses of approximately $6.3 million and $14.7 million during the nine months ended September 30, 2014 and 2013, respectively, for amounts payable to external parties who manufactured, tested and performed clinical trial activities for all of our projects. During the same periods, our internal research and development expenses were approximately $3.3 million and $2.2 million, respectively. During the three month periods ended September 30, 2014 and 2013, we incurred expenses of approximately $2.5 million and $3.4 million, respectively, for amounts payable to external parties who manufactured, tested and performed clinical trial activities for all of our projects. During the same periods, our internal research and development expenses were approximately $1.5 million and $0.8 million, respectively. As of September 30, 2014, we employed 14 full time personnel in our research and development group.

The clinical development work related to ITI-007 requires the largest portion of our resources and, consequently, comprises the majority of our spending. We spent approximately $6.7 million and $15.7 million on direct costs for the development of ITI-007 during the nine months ended September 30, 2014 and 2013, respectively, and $2.7 million and $6.3 million during the three months ended September 30, 2014 and 2013, respectively. The decreases in the three and nine month periods are due almost exclusively to costs associated with outside clinical testing for our ITI-007 Phase 2 clinical trial that was completed in late 2013, with no costs for that trial incurred in 2014. As development of ITI-007 progresses, we anticipate costs for ITI-007 to increase considerably in the next several years as we conduct Phase 3 and other clinical trials. We are also required to complete non-clinical testing to obtain FDA approval and manufacture material needed for clinical trial use, which includes non-clinical testing of the drug product and the creation of an inventory of drug product in anticipation of possible FDA approval.

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

During 2014 and in previous years, we also incurred costs that were both reimbursable and non-reimbursable under the license and collaboration agreement with Takeda. For the nine months ended September 30, 2014 and 2013, we incurred approximately $15,000 and $87,000, respectively, on direct costs that were billable to Takeda and for the three months ended September 30, 2014 and 2013 we incurred approximately $0 and $34,000, respectively, on direct costs that were billable to Takeda. We are in the process of refining our strategy for our PDE1 inhibitor program and do not anticipate a significant increase in our operating expenses related to our PDE development programs over the next twelve to fifteen months.

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

The successful development of our product candidates and the approval process requires substantial time, effort and financial resources, and is uncertain and subject to a number of risks. We cannot be certain that any of our product candidates will prove to be safe and effective, will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval, or will be granted marketing approval on a timely basis, if at all. Data from pre-clinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval or could result in label warnings related to or recalls of approved products. We, the FDA, or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our product candidates. Other risks associated with our product candidates are described in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 25, 2014, as updated from time to time in our subsequent periodic and current reports filed with the SEC.

General and Administrative Expenses

General and administrative expenses increased for the three and nine month periods ended September 30, 2014 as compared to the three and nine month periods ended September 30, 2013 by approximately $1.3 million and $3.4 million, respectively. These increases for the three and nine month periods ended September, 30, 2014 were approximately 99% and 104%, respectively. The increase in the three month period was primarily due to increased stock option expense of $0.8 million in the three month period ended September 30, 2014 compared to the three month period ended September 30, 2013. Stock option expense for the nine months ended September 30, 2014 increased by $1.0 million as compared to the nine month period ended September 30, 2013. Both increases in stock option expense was primarily related to options granted in 2014. The increases for the three and nine month periods ended September 30, 2014 as compared to the three and nine month periods ended September 30, 2013 were also due to increased personnel costs and related benefit costs, as well as higher professional fees, directors’ and officers’ insurance costs, and board of directors compensation fees which are due to the activities associated with being a public company. We expect all of these costs to increase significantly as we expand our operations, including hiring of additional personnel, and continue to be subject to the reporting requirements of being a public company and issue additional stock options.

Liquidity and Capital Resources

Through September 30, 2014, we have provided funds for our operations by obtaining approximately $266.1 million of cash primarily through the public and private offering of our common stock and other securities, grants from government agencies and foundations and payments received under the recently terminated Takeda License Agreement. We do not believe that grant revenue will be a significant source of funding in the near future, and we will not receive any research and development funding or future milestone payments from Takeda.

As of September 30, 2014, we had a total of $136.0 million in cash and cash equivalents and available-for-sale investment securities, and approximately $3.6 million of short-term liabilities consisting entirely of short-term liabilities from operations. Excluding the increase in net cash of approximately $115.4 million from the public offering which closed on February 5, 2014, we spent approximately $16.6 million in cash and reduced working capital by approximately $12.9 million for the nine months ended September 30, 2014. This use of working capital is due primarily to funding recurring operating expenses and the preparation for additional clinical trials and non-clinical testing, including manufacturing related activities. We expect to use cash of up to $42 million during the fourth quarter of 2014 and the first quarter of 2015, which we expect to be due primarily to recurring expenses and costs to produce, develop and validate materials to be used in clinical and non-clinical studies related to ITI-007. We expect to begin a Phase 3 clinical trial for ITI-007 in patients with acutely exacerbated schizophrenia in the fourth quarter of 2014 in addition to other planned clinical and non-clinical trials and expect these to require significant uses of cash.

While we believe that our existing cash, cash equivalents and investment securities, together with interest on cash balances, will be sufficient to fund our operating expenses and capital expenditure requirements through early 2016, we will require significant additional financing in the future to continue to fund our operations. In particular, we anticipate that we will need to secure funding to complete the planned additional clinical and non-clinical trials, manufacturing and pre-commercialization activities needed for potential regulatory approval and commercialization of ITI-007 in patients with acute exacerbated schizophrenia, continuing clinical trials of ITI-007 in healthy geriatric subjects and in patients with dementia, including Alzheimer’s disease, for further development of ITI-007 in patients with bipolar disorder and other indications, and for development of our other product candidates.

We have incurred losses in every year since inception with the exception of 2011, when we received an up-front fee and a milestone payment related to the Takeda License Agreement. These losses have resulted in significant cash used in operations. During the nine months ended September 30, 2014 and 2013, our net cash used in operating activities was approximately $16.6 million and $14.0 million, respectively. While we have several research and development programs underway, the ITI-007 program has advanced the furthest and will continue to consume increasing amounts of cash for conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct these activities necessary to pursue FDA approval of ITI-007 and our other product candidates, we expect the amount of cash needed to fund operations to increase significantly over the next several years.

With the termination of the Takeda License Agreement in October 2014, we will not be eligible to receive milestone payments and expense reimbursements, including patent filing costs, from Takeda and will be responsible for the costs of developing ITI-214. We are in the process of refining our strategy for our PDE1 inhibitor program and do not anticipate a significant increase in our operating expenses related to our PDE development programs over the next twelve to fifteen months.

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

We seek to balance the level of cash, cash equivalents and investments on hand with our projected needs and to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms. Until we can generate significant revenues from operations, we will need to satisfy our future cash needs through public or private sales of our equity securities, sales of debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of our product candidates and technology and, to a lesser extent, grant funding. On August 29, 2014, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on September 15, 2014, to register $150 million of our common stock, preferred stock, various series of debt securities, warrants, rights and purchase contracts to purchase any of such securities, either individually or in units, for issuance from time to time at prices and on terms to be determined at the time of any such offering. This registration statement will remain in effect for up to three years from filing. We cannot be sure that future funding will be available to us when we need it on terms that are acceptable to us, or at all. We sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs. The amount of funding we raise through sales of our common stock or other securities depends on many factors, including, but not limited to, the status and progress of our product development programs, projected cash needs, availability of funding from other sources, our stock price and the status of the capital markets. Due to the recent volatile nature of the financial markets and, in particular, the adverse impact on market capitalization and valuation of biotechnology companies, equity and debt financing may be difficult to obtain. In addition, any unfavorable development or delay in the progress of our ITI-007 program could have a material adverse impact on our ability to raise additional capital.

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

If adequate funds are not available to us on a timely basis, we may be required to: (1) delay, limit, reduce or terminate pre-clinical studies, clinical trials or other clinical development activities for one or more of our product candidates, including our lead product candidate ITI-007, ITI-214, and our other pre-clinical stage product candidates; (2) delay, limit, reduce or terminate our discovery research or pre-clinical development activities; or (3) enter into licenses or other arrangements with third parties on terms that may be unfavorable to us or sell, license or relinquish rights to develop or commercialize our product candidates, technologies or intellectual property at an earlier stage of development and on less favorable terms than we would otherwise agree.

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

The adoption of this accounting standard did not have a material impact on our results of operations for the three and nine months ended September 30, 2014 and 2013, or on our financial positions as of those dates.

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

For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. For awards that contain a performance condition, expense is amortized using the accelerated attribution method. As stock-based compensation expense recognized in the statements of operations for the three and nine months ended September 30, 2014 and 2013 is based on share-based awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures are based on our historical experience for the fiscal years ended December 31, 2013 and 2012 and have not been material.

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

Since we had net operating loss carryforwards as of September 30, 2014 and 2013, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations.

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

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: the accuracy of our estimates regarding expenses, future revenues, capital requirements and the need for additional financing; the initiation, cost, timing, progress and results of our development activities, pre-clinical studies and clinical trials, including our plans and costs associated with our PDE1 inhibitor program that has been transferred back to us from Takeda; the timing of and our ability to obtain and maintain regulatory approval of our existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates; our plans to research, develop and commercialize our product candidates; the election by any collaborator to pursue research, development and commercialization activities; our ability to obtain future reimbursement and/or milestone payments from any collaborator; our ability to obtain and maintain intellectual property protection for our product candidates; our ability to successfully commercialize our product candidates; the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials; our ability to obtain additional financing; our use of the proceeds from our public offering in February 2014 and our private placement in August 2013; our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and our ability to attract and retain key scientific or management personnel.

Words such as “may,” “anticipate,” “estimate,” “expect,” “may,” “project,” “intend,” “plan,” “believe,” “potential,” “predict,” “project,” “likely,” “will,” “would,” “could,” “should,” “continue” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to, those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed on March 25, 2014, as updated from time to time in our subsequent periodic and current reports filed with the SEC.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in Item 1A. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 25, 2014, as updated by “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 12, 2014.

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

We have invested the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments such as commercial paper and corporate debt securities, U.S. government securities, certificates of deposit and institutional money market funds. As of September 30, 2014, $16.3 million of the net proceeds of the offering had been used primarily for working capital purposes, including recurring expenses and preclinical and clinical trial costs related to the development of ITI-007. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus dated January 30, 2014 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act on January 31, 2014. We have broad discretion in the use of the net proceeds from our initial public offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock.

(c)	Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2014.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Takeda Termination Agreement

On February 25, 2011, we entered into a license and collaboration agreement with Takeda Pharmaceutical Company Limited, or Takeda, under which we agreed to collaborate to research, develop and commercialize our proprietary compound ITI-214 and other selected compounds that selectively inhibit PDE1 for use in the prevention and treatment of human diseases. As part of the agreement, we assigned to Takeda certain patents owned by us that claim ITI-214 and granted Takeda an exclusive license to develop and commercialize compounds identified in the conduct of the research program that satisfy specified criteria. However, we have retained rights to all compounds that do not meet the specified criteria and we continue to develop PDE1 inhibitors outside the scope of the agreement.

On October 31, 2014, we entered into the Termination Agreement with Takeda. Pursuant to the Termination Agreement, all rights granted under the license and collaboration agreement with Takeda were returned to us. Takeda will complete certain transition activities but will not have any other ongoing involvement with the development program.

Resignation of Sir Michael Rawlins, M.D., FRCP, FMedSci from the Board of Directors

On November 1, 2014, Sir Michael Rawlins, M.D., FRCP, FMedSci, a member of our board of directors, notified us that he will be resigning from the board of directors on or before November 30, 2014. Sir Michael informed us that he is resigning because he will be joining the Medicines and Healthcare Products Regulatory Agency, the United Kingdom’s drug regulatory body, and in such position may not serve on the board of directors of pharmaceutical or medical device companies to avoid any perception of conflicts of interest. There were no disagreements between Sir Michael and us or any of our officers or directors which led to the notice of resignation. Sir Michael will also resign from his role as a member of the Audit Committee when he leaves the board. We do not have an immediate plan to fill the vacancy created by the resignation, but we plan to appoint another member to the Audit Committee prior to the effective date of his resignation.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

4.1	Form of Senior Indenture.		S-3 (Exhibit 4.11)	August 29, 2014	333-198496

4.2	Form of Subordinated Indenture.		S-3 (Exhibit 4.12)	August 29, 2014	333-198496

10.1	Offer Letter dated July 28, 2014 by Intra-Cellular Therapies, Inc. to Michael Halstead.*	X

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013 (audited), (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).	X

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: November 3, 2014	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Date: November 3, 2014	By:	/s/ Lawrence J. Hineline
Lawrence J. Hineline
Vice President of Finance, Chief Financial Officer and Secretary