Form 10-K
period 2014-12-31
Intra-Cellular Therapies, Inc.
filed 2015-03-12
CIK 1567514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36274

Intra-Cellular Therapies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4742850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

430 East 29th Street

New York, New York 10016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ [Do not check if a smaller reporting company]	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $240,663,855.

As of March 11, 2015, the registrant had 34,928,424 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

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

Overview

We are a biopharmaceutical company focused on the discovery and clinical development of innovative, small molecule drugs that address underserved medical needs in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system, or CNS. We are developing our lead drug candidate, ITI-007, for the treatment of schizophrenia, behavioral disturbances in dementia, bipolar disorder, depression and other neuropsychiatric and neurological disorders. ITI-007 is in Phase 3 clinical development as a first-in-class treatment for schizophrenia. Current medications available for the treatment of schizophrenia do not adequately address the broad array of symptoms associated with this CNS disorder. Use of these current medications also is limited by their substantial side effects. ITI-007 is designed to be effective across a wider range of symptoms, treating both the acute and residual phases of schizophrenia, with improved safety and tolerability.

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

We are proceeding with Phase 3 development of ITI-007 for the treatment of schizophrenia. We plan to conduct two randomized, double-blind, placebo-controlled Phase 3 clinical trials of ITI-007 in patients with acutely exacerbated schizophrenia, with over 400 patients in each trial. We initiated the first Phase 3 clinical trial in schizophrenia in the fourth quarter of 2014 and, subject to finalizing the trial protocols and arrangements with clinical trial sites, we intend to initiate a second Phase 3 clinical trial in the first half of 2015. In the first Phase 3 trial, we are randomizing patients to two doses of ITI-007 (60mg or 40mg) or placebo over a 4-week treatment duration, and the primary outcome measure is change from baseline to Day 28 on the PANSS total score. We currently expect that the second Phase 3 trial will be conducted for a 6-week treatment duration. Subject to timely enrollment, we anticipate that the results of the first Phase 3 clinical trial of ITI-007 in patients with schizophrenia could be available as early as the fourth quarter of 2015. Subject to further discussions with the U.S. Food and Drug Administration, or FDA, we also plan to initiate separate additional trials in bipolar disorder in 2015. We have not yet discussed our plans to develop ITI-007 for the treatment of bipolar disorder with the FDA. We expect that the planned trials in bipolar disorder will overlap in time with the clinical conduct of the planned trials in schizophrenia. In addition to our Phase 3 clinical trials, we will need to complete other clinical and non-clinical trials and manufacturing and pre-commercialization activities necessary to support the submission of a planned New Drug Application, or NDA, for ITI-007 in schizophrenia, which we currently expect could occur at the end of 2016 or the beginning of 2017.

In addition, in the fourth quarter of 2014, we announced the topline data from ITI-007-200, a Phase 1/2 clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of low doses of ITI-007 in healthy geriatric subjects and in patients with dementia, including Alzheimer’s disease. The completion of this study marks an important milestone in our strategy to develop low doses of ITI-007 for the treatment of behavioral disturbances associated with dementia and related disorders. The ITI-007-200 trial results to date indicate that ITI-007 is safe and well-tolerated across a range of low doses, has linear- and dose-related pharmacokinetics and improves cognition in the elderly. The most frequent adverse event was mild sedation at the higher doses. We believe these results further position ITI-007 as a development candidate for the treatment of behavioral disturbances in patients with dementia and other neuropsychiatric and neurological conditions. We plan to initiate additional clinical programs evaluating ITI-007 in patients with behavioral disturbances associated with dementia and related disorders, including Alzheimer’s disease, in 2015.

We are currently conducting an open-label positron emission tomography, or PET, study of ITI-007 examining brain receptor occupancy and assessing occupancy of striatal D2 receptors. In this study, patients with stable schizophrenia will be treated with ITI- 007 for 14 days. We expect topline data from this study in 2015. We believe this study will further characterize ITI-007 and provide additional insight into the molecule’s unique mechanism and clinical profile.

We are also pursuing clinical development of ITI-007 for the treatment of additional CNS diseases and disorders. At the lowest doses, ITI-007 has been demonstrated to act primarily as a potent 5-HT2A serotonin receptor antagonist. As the dose is increased, additional benefits are derived from the engagement of additional drug targets, including modest dopamine receptor modulation and modest inhibition of serotonin transporters. We believe that combined interactions at these receptors may provide additional benefits above and beyond selective 5-HT2A antagonism for treating agitation, aggression and sleep disturbances in diseases that include dementia, Alzheimer’s disease, Huntington’s disease and autism spectrum disorders, while avoiding many of the side effects associated with more robust dopamine receptor antagonism. As the dose of ITI-007 is further increased, leading to moderate dopamine receptor modulation, inhibition of serotonin transporters, and indirect glutamate modulation, these actions complement the complete blockade of 5-HT2A serotonin receptors. At a dose of 60 mg, ITI-007 has been shown effective in treating the symptoms associated with schizophrenia, and we believe this higher dose range will be useful for the treatment of bipolar disorder, major depressive disorder and other neuropsychiatric diseases.

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

We have a second major program called ITI-002 that has yielded a portfolio of compounds that selectively inhibits the enzyme phosphodiesterase type 1, or PDE1. PDE1 helps regulate brain activity related to cognition, memory processes and movement/coordination. On February 25, 2011, we (through our wholly owned operating subsidiary, ITI) and Takeda Pharmaceutical Company Limited, or Takeda, entered into a license and collaboration agreement, or the Takeda License Agreement, under which we agreed to collaborate to research, develop and commercialize our proprietary compound ITI-214 and other selected compounds that selectively inhibit PDE1 for use in the prevention and treatment of human diseases. On October 31, 2014, we entered into an agreement with Takeda terminating the Takeda License Agreement, or the Termination Agreement, pursuant to which all rights granted under the Takeda License Agreement were returned to us. Takeda will complete certain ongoing activities relating to non-clinical studies and will transfer product inventory and materials to us but will not have any other ongoing involvement or funding obligations in connection with the development program. ITI-214 is the first compound in its class to successfully advance into Phase 1 clinical trials. We intend to continue the development of ITI-214 for the treatment of CNS and other disorders. Over approximately the next

12 months, we will refine our strategy for the PDE1 inhibitor program. By regaining unrestricted access to ITI-214, backups and the proprietary chemistry, we can now integrate the efforts of our internal PDE1 program to include the later stage portfolio. We do not anticipate a significant increase in our operating expenses related to our PDE development programs over the next twelve months. Other compounds in the PDE1 portfolio are also being advanced for the treatment of various indications, including non-CNS therapeutic areas.

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

Our corporate headquarters and laboratory are located at 430 East 29th Street, New York, New York 10016, and our telephone number is (212) 923-3344. We also have an office in Towson, Maryland. We maintain a website at www.intracellulartherapies.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the SEC will be available free of charge through the website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

Our Strategy

Our goal is to discover and develop novel small molecule therapeutics for the treatment of CNS diseases in order to improve the lives of people suffering from such illnesses. Using our key understanding of intracellular signaling, we seek to accomplish our goal, using our in-house expert drug discovery and clinical development teams, in two ways:

•	we seek to have the capability to develop first-in-class medications with novel mechanisms that have the potential to treat CNS diseases for which there are no previously marketed drugs; and

•	we seek to develop drugs that either can differentiate themselves in competitive markets by addressing aspects of CNS disease which are not treated by currently marketed drugs or can be effective with fewer side effects.

The key elements of our strategy are to:

•	complete the development of ITI-007 for its lead indication, treatment of schizophrenia, and for additional neuropsychiatric indications, such as bipolar disorder and residual symptoms in schizophrenia;

•

expand the commercial potential of ITI-007 by investigating its usefulness in neurological areas, such as behavioral disturbances in dementia, including Alzheimer’s disease and autism spectrum disorder, and in additional neuropsychiatric indications, such as sleep disorders associated with neuropsychiatric and neurological disorders and major depressive disorder;

•	continue to develop PDE inhibitor compounds, such as ITI-214, for the treatment of CNS and other disorders; and

•	advance earlier stage product candidates in our pipeline.

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

During the years ended December 31, 2014 and 2013, we incurred $21.2 million and $23.0 million in research and development expenses, respectively.

Given the nature of our research and development and business activities, we do not expect that compliance with federal, state and local environmental laws will result in material costs or have a significant negative effect on our operations.

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

According to the National Institute of Mental Health, over 1% of the world’s population suffers from schizophrenia, and more than 2.5 million Americans suffer from the illness in any given year. Worldwide sales of antipsychotic drugs used to treat schizophrenia exceeded $13 billion in 2013. These drugs have been increasingly used by physicians to address a range of disorders in addition to schizophrenia, including bipolar disorder and a variety of psychoses and related conditions in elderly patients. Despite their commercial success, current antipsychotic drugs have substantial limitations, including inadequate efficacy and severe side effects.

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

Behavioral Disturbances in Dementia, Including Alzheimer’s Disease

It has been estimated that 44.4 million people worldwide were living with dementia in 2013, including over 5.2 million patients with Alzheimer’s disease in the United States. This number is expected to increase to 75.6 million by 2030 and to increase to 135.5 million by 2050. While the diagnostic criteria for Alzheimer’s disease and other dementias mostly focus on the related cognitive deficits, it is often the behavioral and psychiatric symptoms that are most troublesome for caregivers and lead to poor quality of life for patients. Several behavioral symptoms are quite prevalent in patients with dementia, including patients with Alzheimer’s disease. Rates of depression in Alzheimer’s disease are estimated to be up to 87%, although most estimates are between 30% and 50%. Agitation and aggression are present in approximately 60% of patients. Sleep disturbances, particularly as an increased likelihood of day-night reversal, are present in up to approximately 60% of patients. In view of the potential multiple effects of ITI-007 on aggression, agitation, sleep disorders and depression, and its safety profile to date, we believe that ITI-007 may provide a novel therapy for treating the behavioral disturbances accompanying dementia, including Alzheimer’s disease.

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

The market for Alzheimer’s disease therapeutics is categorized into two segments: acetylcholinesterase inhibitors and NMDA receptor antagonists, which include Aricept®, Namenda®, Exelon® and Ebixa®. Acetylcholinesterase inhibitors, which account for 40% of the total worldwide market, had total sales of $4.9 billion in 2013. In 2013, global sales of CNS therapeutics for dementia and Alzheimer’s disease reached $5.1 billion.

According to the Alzheimer’s Association, 5.2 million people in the United States are living with Alzheimer’s disease, and it is currently the fifth leading cause of death for people age 65 and older. It has been estimated that 44.4 million people worldwide were living with dementia in 2013. This number is expected to increase to 75.6 million by 2030 and to increase to 135.5 million by 2050. While the diagnostic criteria for Alzheimer’s disease mostly focus on the related cognitive deficits, it is often the behavioral and psychiatric symptoms that are most troublesome for caregivers and lead to poor quality of life for patients. These symptoms include agitation, aggressive behaviors, depression, sleep disorders, and psychosis. Studies have suggested that approximately 60% of patients with Alzheimer’s disease experience agitation/aggression, up to 87% of patients experience depression, approximately 60% of patients experience sleep disturbances, particularly as an increased likelihood of day-night reversal, and approximately 20% to 51% of Alzheimer’s disease patients may develop psychosis at some point in the disease process, commonly consisting of hallucinations and delusions. The diagnosis of Alzheimer’s disease psychosis is associated with more rapid cognitive and functional decline and institutionalization. Sleep disturbances increase the likelihood of day-night reversion, increased agitation and increased caregiver stress that strongly influences decisions for nursing home placement.

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

Parkinson’s disease is the second most common neurodegenerative disorder after Alzheimer’s disease. According to the National Parkinson Foundation, about 1 million people in the United States and from approximately 4 to 6 million people worldwide suffer from this disease. Parkinson’s disease is more common in people over 60 years of age, and the prevalence of this disease is expected to increase significantly as the average age of the population increases. Parkinson’s disease patients are commonly treated with dopamine replacement therapies, such as levodopa, commonly referred to as L-DOPA, which is metabolized to dopamine, and dopamine agonists, which are molecules that mimic the action of dopamine. Sales of therapeutics such as L-DOPA and dopamine agonists used to treat the motor symptoms of the disease reached $2.3 billion in 2013.

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

Depression

Major depressive disorder, or MDD, is a brain disorder that can be associated with symptoms of sadness, hopelessness, helplessness, feelings of guilt, irritability, loss of interest in formerly pleasurable activities, cognitive impairment, disturbed sleep patterns, and suicide ideation or behavior. Different people may experience different symptoms, but everyone with major depression experiences symptoms that are severe enough to interfere with everyday functioning, such as the ability to concentrate at work or school, social interactions, eating and sleeping. Sometimes the depressive episode can be so severe it is accompanied by psychosis (hallucinations and delusions). According to the National Institute of Mental Health, approximately 3% of teenagers and approximately 7% of adults experience MDD each year. Worldwide sales of antidepressant drugs reached $9.3 billion in 2013. The antidepressant market is primarily composed of selective serotonin reuptake inhibitors such as Lexapro® (marketed by Forest Laboratories and Lundbeck) and selective norepinephrine reuptake inhibitors, or SNRIs, such as Cymbalta® (marketed by Eli Lilly). Antipsychotics such as Seroquel® (marketed by Astrazeneca) and Abilify® (marketed jointly by Bristol-Myers Squibb and Otsuka Pharmaceutical)

are also used as adjunctive treatments with antidepressant treatment. The National Institute of Mental Health-funded Sequenced Treatment Alternatives to Relieve Depression, or STAR*D, study showed that only one-third of treated patients experience complete remission of depressive symptoms. Nearly two-thirds of patients were considered treatment-resistant.

Our Clinical Programs

Our pipeline includes two product candidates in clinical development and two product candidates in advanced pre-clinical testing. We believe that our product candidates offer innovative therapeutic approaches and may provide significant advantages relative to current therapies. The following table summarizes our product candidates and programs:

ITI-007 Program

Our lead product candidate, ITI-007, possesses mechanisms of action that we believe have the potential to yield a first-in-class antipsychotic therapy. ITI-007 is in Phase 3 clinical trials for the treatment of schizophrenia. In our pre-clinical and clinical trials to date, we have demonstrated that ITI-007 combines potent serotonin 5-HT2A receptor antagonism, dopamine receptor phosphoprotein modulation, or DPPM, glutamatergic modulation and serotonin reuptake inhibition into a single drug candidate for the treatment of acute and residual schizophrenia. At dopamine D2 receptors, ITI-007 has been demonstrated to have dual properties and to act as both a post-synaptic antagonist and a pre-synaptic partial agonist. ITI-007 has also been demonstrated to stimulate phosphorylation of glutamatergic NMDA NR2B, or GluN2B, receptors in a mesolimbic specific manner. We believe that this regional selectivity in brain areas thought to mediate the efficacy of antipsychotic drugs, together with serotonergic, glutamatergic, and dopaminergic interactions, may result in antipsychotic efficacy for positive, negative, affective and cognitive symptoms associated with schizophrenia. The serotonin reuptake inhibition could allow for antidepressant activity for the treatment of schizoaffective disorder, co-morbid depression, and/or as a stand-alone treatment for major depressive disorder. We believe ITI-007 may also be useful for the treatment of bipolar disorder and other psychiatric and neurodegenerative disorders, particularly behavioral disturbances associated with dementia, autism and other CNS diseases.

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

Phase 1 studies to support multiple clinical indications

We conducted a series of Phase 1 safety studies of ITI-007 in Europe and the United States during the period from 2007 to 2011. All of the studies conducted to date in the United States have been conducted under an Investigational New Drug, or IND, filed in 2007 by ITI. Data from these studies are being used to support the clinical development of ITI-007 in multiple indications, including schizophrenia, sleep disorders in neuropsychiatric and neurodegenerative disease, major depressive disorders, bipolar disorders, behavioral disturbances in dementia and Alzheimer’s disease, autism, posttraumatic stress disorder, or PTSD, and intermittent explosive disorder, or IED. We have completed the following three Phase 1 trials in healthy volunteers:

•	A Phase 1, double-blind placebo controlled, single ascending dose study in 40 healthy volunteers in Europe in 2007. ITI-007 was generally well tolerated at all doses. Most adverse events, or AEs, were mild to moderate and all treatment related AEs resolved. The most frequent AE was headache.

•	A Phase 1, placebo controlled multiple ascending dose study in 25 healthy volunteers in Europe from 2007 to 2008. ITI-007 was generally well tolerated at all doses. Most AEs were mild to moderate and all treatment related AEs resolved.

•	A Phase 1, open-label positron emission tomography, or PET, study to demonstrate receptor occupancy, safety, tolerability and pharmacokinetics after single oral dose administration of ITI-007 in 16 healthy male volunteers. This study was conducted in the United States from 2007 to 2009. ITI-007 was well tolerated, all AEs were of mild or moderate intensity and all treatment related AEs resolved. Dose related increases in receptor occupancy at dopamine D2 receptors in the striatum were demonstrated after ITI-007 administration. Brain occupancy at 5-HT2A and serotonin reuptake transporters also was demonstrated after single doses of ITI-007.

We continued Phase 1 development of ITI-007 in patients with schizophrenia in order to advance ITI-007 in this target therapeutic indication. Specifically, we conducted the following additional studies:

•	A Phase 1b/2, placebo controlled multiple ascending dose study in 45 patients with stable schizophrenia in the United States during 2009 to 2010. ITI-007 was generally well tolerated at all doses. All AEs were mild to moderate and all treatment related AEs resolved. The overall percentage of patients reporting treatment related AEs was similar for those treated with ITI-007 (83.3% to 100%, across dose groups) and placebo (72.7%). The majority of the treatment related AEs that occurred at the commencement of the study decreased in terms of frequency and/or severity with repeated administration. We observed signs consistent with clinical efficacy in stable patients with schizophrenia in this study.

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

Consistent with preliminary indications from the interim analysis and with the drug candidate’s pharmacological profile, ITI-007 at a dose of 60 mg significantly improved certain items on the negative symptom and general psychopathology subscales consistent with improved social function. The study was statistically powered only on the primary endpoint. ITI-007 did significantly improve many secondary endpoints, although the study was not designed for significance on secondary endpoints and was not powered to detect statistical differences in subgroup analyses.

A high percentage (74%) of randomized subjects completed trial participation. Only 19% of subjects discontinued from study treatment during the 28 day study treatment period, and an additional 7% of subjects completed study treatment but were lost to follow up.

In the Phase 2 trial, ITI-007 was well-tolerated. The most frequent AE was sedation, as described above. There were no serious adverse events related to ITI-007. There were no clinically meaningful changes in safety measures with ITI-007. Notably, ITI-007 demonstrated a favorable metabolic profile with no increase of blood levels of glucose, insulin, cholesterol or triglycerides over a four week treatment period. Moreover, in contrast to risperidone, 60 mg of ITI-007 was effective with no difference from placebo on weight change parameters, prolactin levels, extrapyramidal symptoms (EPS) or akathisia. ITI-007 was not associated with EPS as measured by the Simpson-Angus Scale, Barnes Akathisia Rating Scale, or Abnormal Involuntary Movement Scale. There was no increase in suicidal ideation or behavior with ITI-007.

Proposed Phase 3 Clinical Trials and Regulatory Plans

We are proceeding with Phase 3 development of ITI-007 for the treatment of schizophrenia. We plan to conduct two randomized, double-blind, placebo-controlled Phase 3 clinical trials of ITI-007 in patients with acutely exacerbated schizophrenia, with over 400 patients in each trial. We initiated the first Phase 3 clinical trial in schizophrenia in the fourth quarter of 2014 and, subject to finalizing the trial protocols and arrangements with clinical trial sites, we intend to initiate a second Phase 3 clinical trial in the first half of 2015. In the first Phase 3 trial, we are randomizing patients to two doses of ITI-007 (60 mg or 40 mg) or placebo over a 4-week treatment duration, and the primary outcome measure is change from baseline to Day 28 on the PANSS total score. We currently expect that the second Phase 3 trial will be conducted for a 6-week treatment duration. Subject to timely enrollment, we anticipate that the results of the first Phase 3 clinical trial of ITI-007 in patients with schizophrenia could be available as early as the fourth quarter of 2015. Subject to further discussions with the FDA, we also plan to initiate separate additional trials in bipolar disorder in 2015. We have not yet discussed our plans to develop ITI-007 for the treatment of bipolar disorder with the FDA. We expect that the planned trials in bipolar disorder will overlap in time with the clinical conduct of the planned trials in schizophrenia. However, the FDA may not agree with our clinical development plans to conduct well-controlled clinical trials in bipolar disorder that overlap in time with our Phase 3 clinical trials in schizophrenia. In addition to our Phase 3 clinical trials, we will need to complete other clinical and non-clinical trials and manufacturing and pre-commercialization activities necessary to support the submission of a planned NDA for ITI-007 in schizophrenia, which we currently expect could occur at the end of 2016 or the beginning of 2017. Additional meetings with the FDA may be requested, as needed, to discuss in greater detail our plans for schizophrenia and bipolar disorder, and other elements of our regulatory strategy, including additional therapeutic indications, as the program progresses. Our clinical plans may change based on any discussions with the FDA, the relative success and cost of our research, preclinical and clinical development programs, whether we are able to enter into future collaborations, and any unforeseen delays or cash needs. If the FDA does not agree with our clinical development plans for ITI-007, our development of ITI-007 may be delayed and the costs of our development of ITI-007 could increase, which would have a material adverse effect on our business, financial condition and results of operations.

PET study of ITI-007 in patients with stable schizophrenia

We are currently conducting an open-label positron emission tomography, or PET, study of ITI-007 examining brain receptor occupancy and assessing occupancy of striatal D2 receptors. In this study, patients with stable schizophrenia will be treated with ITI-007 for 14 days. We expect topline data from this study in 2015. We believe this study will further characterize ITI-007 and provide additional insight into the molecule’s unique mechanism and clinical profile.

ITI-007 for the treatment of behavioral disturbances associated with dementia, including Alzheimer’s disease

Behavioral disturbances are common in dementia and Alzheimer’s disease. These disturbances are a major component of the burden to caregivers, and often lead to institutionalization. Although currently available treatments for patients with dementia mainly address cognitive disturbances, behavioral disturbances are considerably more problematic and likely more amenable to drug treatment. Several behavioral symptoms are quite prevalent in patients with dementia, including patients with Alzheimer’s disease. In the fourth quarter of 2014, we announced the topline data from ITI-007-200, a Phase 1/2 clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of low doses of ITI-007 in healthy geriatric subjects and in patients with dementia, including Alzheimer’s disease. The ITI-007-200 clinical trial was conducted in two parts. Part 1 was a randomized, double-blind, placebo-controlled multiple ascending dose evaluation of ITI-007 in healthy geriatric subjects. In each of three cohorts in Part 1, approximately 10 subjects were randomized to receive ITI-007 (N=8) or placebo (N=2) orally once daily in the morning for seven days. Doses of ITI-007 up to and including 30 mg were evaluated in three cohorts in Part 1. In Part 2, eight patients with dementia were randomized to receive 9 mg ITI-007 (N=5) or placebo (N=3) orally once a day in the evening for seven days. The primary objectives of the study were to evaluate the safety, tolerability and pharmacokinetics of ITI-007 in the elderly and in the target dementia patient population. Secondary measures were included to explore the effects of ITI-007 on cognition and agitation. The Hopkins Verbal Learning Test-R (HVLT-R) was used to assess cognition in healthy geriatric subjects and dementia patients. The results demonstrated impaired verbal learning and memory (recall and recognition memory) by dementia patients relative to healthy geriatric subjects. Moreover, the data indicated that healthy geriatric subjects treated with ITI-007 for approximately one week experienced an improvement in verbal learning and memory relative to placebo-treated subjects. Dementia patients treated with ITI-007 showed enhanced recognition memory, making fewer false positive errors (i.e., responding ‘yes’ to non-target words) than patients treated with placebo. Other secondary endpoints in the ITI-007-200 clinical trial included the assessment of agitation. However, none of the study participants experienced agitation at baseline or during the study, and therefore no signals on this behavioral endpoint could be assessed. The completion of this study marks an important milestone in our strategy to develop low doses of ITI-007 for the treatment of behavioral disturbances associated with dementia and related disorders. The ITI-007-200 trial results to date indicate that ITI-007 is safe and well-tolerated across a range of low doses, has linear- and dose-related pharmacokinetics and improves cognition in the elderly. The most frequent adverse event was mild sedation at the higher doses. We believe these results further position ITI-007 as a development candidate for the treatment of behavioral disturbances in patients with dementia and other neuropsychiatric and neurological conditions. We plan to initiate additional clinical programs evaluating ITI-007 in patients with behavioral disturbances associated with dementia and related disorders, including Alzheimer’s disease, in 2015.

ITI-007 for the treatment of bipolar disorder

The pharmacological profile of ITI-007 offers the potential to treat bipolar mania, depression, and mixed symptoms at doses similar to those targeted for the treatment of schizophrenia. We believe that ITI-007 may be effective alone or in combination with mood stabilizers. Given that many patients with bipolar disorder also experience disturbed sleep and cognitive impairment similar to that observed in schizophrenia, we believe that ITI-007 may treat a wide array of symptoms in patients with bipolar disorder, including improvement of cognition and sleep. We expect that data from our completed Phase 1 studies and data from our Phase 2 trial in patients with acutely exacerbated schizophrenia will be used to advance ITI-007 directly into well-controlled clinical trials for the treatment of bipolar disorder. In June 2014, we had discussions with the FDA regarding our plans to initiate our Phase 3 clinical program of ITI-007 in schizophrenia. Following this meeting with the FDA, we are proceeding with Phase 3 development of ITI-007 for the treatment of schizophrenia. We initiated the first Phase 3 clinical trial in schizophrenia in the fourth quarter of 2014 and we intend to initiate a second Phase 3 clinical trial in the first half of 2015. Subject to discussions with the FDA, we intend to initiate separate additional trials in bipolar disorder in 2015. We expect that the planned trials in bipolar disorder will overlap in time with the clinical conduct of the planned trials in schizophrenia. We have not yet discussed our plans to develop ITI-007 for the treatment of bipolar disorder with the FDA. Additional meetings may be requested, as needed, to discuss in greater detail our plans for bipolar disorder and other elements of our regulatory strategy, including additional therapeutic indications, as the program progresses.

The FDA may not agree with our clinical development plans to conduct well-controlled clinical trials in bipolar disorder that overlap in time with our Phase 3 clinical trials in schizophrenia. Our clinical plans may change based on any discussions with the FDA. If the FDA does not agree with our clinical development plans for ITI-007, our development of ITI-007 may be delayed and the costs of our development of ITI-007 would increase, which may have an adverse effect on our business, financial condition and results of operations.

ITI-007 for the treatment of sleep disturbances associated with neurologic and psychiatric disorders

A Phase 2 double-blind, placebo controlled cross-over clinical trial conducted in 19 patients with primary insomnia with disturbed sleep maintenance at low doses of ITI-007 was completed in 2008 in Europe. The primary outcome measure was slow wave sleep as determined by polysomnography. ITI-007 demonstrated a dose-related statistically significant increase in slow wave sleep. Secondary measures were consistent with improvement of sleep maintenance in patients with primary insomnia, indicated by decreased waking after sleep onset, increased total sleep time, and no increase in latency to sleep onset. At these low doses ITI-007 did not induce sleep, but rather helped maintain sleep once sleep had been initiated. In addition, ITI-007 was not associated with next day cognitive impairment, or “hang-over” effects. We believe that ITI-007 may be particularly useful in the treatment of sleep disorders that accompany neuropsychiatric and neurologic disorders, including schizophrenia, autism spectrum disorder, or ASD, Parkinson’s disease and dementia. Previous work has suggested that selective 5-HT2A receptor antagonists increase deep, slow wave sleep in both humans and animals. We believe, however, that other neuropharmacological mechanisms, in addition to 5-HT2A receptor antagonism, such as engaging some dopamine modulation, may be beneficial for the successful treatment of sleep maintenance insomnia, or SMI, in humans. We believe that ITI-007 represents a new approach to the treatment of sleep maintenance insomnia because of its unique pharmacology and neuropharmacological interactions beyond selective 5-HT2A receptor antagonism. We believe that ITI-007 offers a potentially new approach to the treatment of sleep maintenance disorders, particularly in those disorders that accompany neuropsychiatric and neurologic disorders. Many of these disorders are accompanied by profound sleep deficits, which impair daytime functioning including cognition, exacerbate disease symptoms and increase the cost of care. We are presently exploring clinical designs to incorporate the examination of sleep disturbances in one or more of these indications. There is no assurance that any such design would be sufficient for an FDA approval for this indication.

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

ITI-002 (PDE1) Program

We have a second major program, called our ITI-002 program, that has generated a portfolio of compounds that have demonstrated the ability to modulate CNS pathways that are critical to controlling cognition and motor behavior through the inhibition of an important intracellular enzyme, PDE1. On February 25, 2011, we (through our wholly owned operating subsidiary, ITI) entered into a license and collaboration agreement with Takeda, or the Takeda License Agreement, under which we agreed to collaborate to research, develop and commercialize our proprietary compound ITI-214 and other selected compounds that selectively inhibit PDE1 for use in the prevention and treatment of human diseases. Cognitive deficits are believed to underlie much of the significant functional impairments observed in patients with schizophrenia. One of these portfolio compounds, ITI-214, has advanced into Phase 1 clinical studies. In the first quarter of 2013, we announced the completion by Takeda of a single ascending dose Phase 1 study in 70 healthy volunteers in the United States under an IND filed by Takeda in 2012. The results of this randomized, double-blind, placebo-controlled Phase 1 study indicated that ITI-214 was safe and well-tolerated across a broad range of single oral doses. Moreover, the study demonstrated a favorable pharmacokinetic profile of ITI-214 consistent with once-a-day dosing. We believe that this study represents a significant milestone as the first use of a potent and highly specific PDE1 inhibitor in humans. On October 31, 2014, we entered into an agreement with Takeda terminating the Takeda License Agreement, or the Termination Agreement, pursuant to which all rights granted under the Takeda License Agreement were returned to us. Takeda will complete certain ongoing activities relating to non-clinical studies and will transfer product inventory and materials to us but will not have any other ongoing involvement or funding obligations in connection with the development program. We intend to continue the development of ITI-214 for the treatment of CNS and other disorders. Over approximately the next 12 months, we will refine our strategy for the PDE1 inhibitor program. By regaining unrestricted access to ITI-214, backups and the proprietary chemistry, we can now integrate the efforts of our internal PDE1 program to include the later stage portfolio. We do not anticipate a significant increase in our operating expenses related to our PDE development programs over the next twelve months. Other compounds in the PDE1 portfolio are also being advanced for the treatment of various indications, including non-CNS therapeutic areas.

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

Intellectual Property

Our Patent Portfolio

As of March 1, 2015, we owned or controlled approximately 70 patent families filed in the United States and other major markets worldwide, including approximately 41 issued or allowed U.S. patents, 53 pending U.S. patent applications, 155 issued foreign patents, and 180 pending foreign patent applications, directed to novel compounds, formulations, methods of treatment, synthetic methods, and platform technologies.

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

Our program on PDE1 inhibitors for cognition and dopamine-mediated disorders, such as Parkinson’s disease, includes patent protection for the lead molecule, ITI-214, as well as a wide range of filings on other proprietary compounds and indications. Prior to October 31, 2014, when we entered into the Termination Agreement with Takeda, certain PDE1 inhibitors were being developed under a joint development agreement with Takeda. Pursuant to the Termination Agreement, all rights granted under the Takeda License Agreement were returned to us. Takeda will complete certain ongoing activities relating to non-clinical studies and will transfer product inventory and materials to us but will not have any other ongoing involvement or funding obligations in connection with the development program. We intend to continue the development of ITI-214 for the treatment of CNS and other disorders. We are in the process of refining our strategy for the PDE1 inhibitor program. By regaining unrestricted access to ITI-214, backups and the proprietary chemistry, we can now integrate the efforts of our internal PDE program to include the later stage portfolio. The ITI-214 lead molecule has composition of matter protection to 2029, with possible extensions and additional Orange Book-listable protection to 2034. Additionally, we expect to have data exclusivity in the European Union for up to 11 years from commercial launch. We are also evaluating potential follow-on compounds for ITI-214 which would have patent protection beyond 2030.

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

Under the agreement, we made an upfront payment of $1.0 million to BMS, a milestone payment of $1.25 million in December 2013, and a milestone payment of $1.5 million in December 2014 following the initiation of our first Phase 3 clinical trial for ITI-007 for patients with exacerbated schizophrenia. Possible milestone payments remaining total $12.0 million. Under the agreement, we may be obliged to make other milestone payments to BMS for each licensed product of up to an aggregate of approximately $14.75 million. We are also obliged to make tiered single digit percentage royalty payments on sales of licensed products. We are obliged to pay to BMS a percentage of non-royalty payments made in consideration of any sublicense.

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

Collaboration Agreement

The Takeda Pharmaceutical License and Collaboration Agreement and Termination Agreement

On February 25, 2011, we entered into a license and collaboration agreement with Takeda Pharmaceutical Company Limited under which we agreed to collaborate to research, develop and commercialize our proprietary compound ITI-214 and other selected compounds that selectively inhibit PDE1 for use in the prevention and treatment of human diseases. As part of the agreement, we assigned to Takeda certain patents owned by us that claim ITI-214 and granted Takeda an exclusive license to develop and commercialize compounds identified in the conduct of the research program that satisfy specified criteria. However, we retained rights to all compounds that do not meet the specified criteria and we continue to develop PDE1 inhibitors outside the scope of the agreement. Upon execution of the agreement, Takeda made a nonrefundable payment to us.

Under the terms of the agreement, we conducted a research program with an initial term of three years to identify and characterize compounds that meet certain specified criteria sufficient for further development by Takeda. This research program ended in February 2014. We were responsible for our expenses incurred in the conduct of certain research activities specified in the research plan. Takeda agreed to reimburse us for expenses we incurred in conducting additional research activities.

On October 31, 2014, we entered into an agreement with Takeda terminating the Takeda License Agreement, pursuant to which all rights granted under the Takeda License Agreement were returned to us. Takeda will complete certain ongoing activities relating to non-clinical studies and will transfer product inventory and materials to us but will not have any other ongoing involvement or funding obligations in connection with the development program. ITI-214 is the first compound in its class to successfully advance into Phase 1 clinical trials. We intend to continue the development of ITI-214 for the treatment of CNS and other disorders. We are in the process of refining our strategy for the PDE1 inhibitor program over the next 12 months. By regaining unrestricted access to ITI-214, backups and the proprietary chemistry, we can now integrate the efforts of our internal PDE1 program to include the later stage portfolio. We do not anticipate a significant increase in our operating expenses related to our PDE development programs over the next twelve months. Other compounds in the PDE portfolio are also being advanced for the treatment of various indications, including non-CNS therapeutic areas.

Manufacturing

We do not own or operate manufacturing facilities for the production of any of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredient, or API, and finished product for our preclinical research and clinical trials, including the Phase 3 trials for ITI-007 for the treatment of schizophrenia. We believe that we would be able to contract with other third-party contract manufacturers to obtain API if our existing sources of API were no longer available, but there is no assurance that API would be available from other third-party manufacturers on acceptable terms, on the timeframe that our business would require, or at all. We do not have long-term agreements with our existing third-party contract manufacturers. We also do not have any current contractual relationships for the manufacture of commercial supplies of any of our product candidates if they are approved. As ITI-007 and any of our other product candidates continue to progress towards potential regulatory approval, we intend to enter into agreements with a third-party contract manufacturer and one or more back-up manufacturers for the commercial production of those products. Development and commercial quantities of any products that we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval. We currently employ internal resources to manage our manufacturing contractors.

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

The Merger was accounted for as a capital transaction. Upon the effectiveness of the Merger, the Company’s business became the operation of ITI and its business. Immediately following the Effective Time, our board of directors, which immediately prior to the Effective Time consisted of Samir N. Masri as our sole director, appointed Sharon Mates, Ph.D., who was Chairman, President and Chief Executive Officer of ITI, as our Chairman, President and Chief Executive Officer, to serve on our board of directors with Mr. Masri. At the Effective Time, Mr. Masri resigned from all of his positions as an officer of the Company. In addition, immediately following the Effective Time, our board of directors appointed Lawrence J. Hineline, who was the Vice President of Finance, Chief Financial Officer and Secretary of ITI, as our Vice President of Finance, Chief

Financial Officer and Secretary; Allen A. Fienberg, Ph.D., who was the Vice President of Business Development of ITI, as our Vice President of Business Development; Lawrence P. Wennogle, Ph.D., who was the Vice President, Drug Discovery of ITI, as our Vice President, Drug Discovery; and Kimberly E. Vanover, Ph.D., who was the Vice President, Clinical Development of ITI, as our Vice President, Clinical Development. On September 9, 2013, which was the eleventh day following the date that we filed with the SEC and transmitted to our sole stockholder prior to the Merger, a Schedule 14f-1 reporting a change in the majority of our directors, Christopher Alafi, Ph.D., Richard Lerner, M.D., Joel S. Marcus and Sir Michael Rawlins, M.D., FRCP, FMedSci, were appointed to our board of directors to serve on our board of directors with Dr. Mates, and Mr. Masri resigned from our board of directors as of such date. Each of Dr. Mates, Dr. Alafi, Dr. Lerner, Mr. Marcus, and Sir Michael were directors of ITI immediately prior to the Merger. In addition, in January 2014, Rory B. Riggs and Robert L. Van Nostrand joined our board of directors. Sir Michael resigned from our board of directors in November 2014.

Prior to the Merger, ITI sold to accredited investors approximately $60.0 million of its shares of common stock, or 18,889,307 shares at a price of $3.1764 per share, which included $15.3 million in principal and $0.8 million in accrued interest from the conversion of ITI’s then outstanding convertible promissory notes, or Notes. We refer to this transaction as the Private Placement and the number of shares stated in the preceding sentence does not reflect the Exchange in the Merger. The price per share in the Private Placement, as adjusted for the Exchange in the Merger, would be $6.3528 per share of our post-Merger common stock. Also, ITI granted the investors in the Private Placement registration rights requiring ITI or any successor to register those shares of ITI common stock (which were exchanged for shares of our common stock, along with the rest of the outstanding shares of ITI capital stock, except for dissenting shares, at the Effective Time) for public resale, as described in more detail in the discussion in our Proxy Statement for the 2015 Annual Meeting of Stockholders under “Certain Relationships and Related Party Transactions – Agreements with Stockholders – Registration Rights Agreement” that is incorporated by reference into Item 13 of this report. The then existing stockholders of ITI who agreed to become parties to the registration rights agreement also became entitled to such registration rights, subject to specified differences in the agreement between the rights of new investors and existing stockholders. The existing Second Amended and Restated Investor Rights Agreement, by and among ITI and the investors listed therein, dated as of October 25, 2007, as amended, was terminated at the Effective Time. The Private Placement closed immediately prior to the filing of a Certificate of Merger with the Secretary of State of the State of Delaware, on August 29, 2013.

Employees

As of March 1, 2015, we employed 26 employees, 25 of whom were full-time. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. We anticipate hiring additional employees for research and development, clinical and regulatory affairs and general and administrative activities over the next few years. In addition, we intend to use clinical research organizations and third parties to perform our clinical studies and manufacturing.

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

We may choose to take advantage of some but not all of these reduced burdens. We have taken advantage of certain of the reduced disclosure obligations, which include reduced executive compensation disclosure in this report, and may elect to take advantage of other reduced burdens in future filings. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

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

You should consider carefully the following risk factors, together with all of the other information included or incorporated by reference in this report. If any of the following risks, either alone or taken together, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

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

We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy for their intended uses before the FDA and other regulatory authorities in the European Union and elsewhere will approve them for commercialization. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or other regulatory authorities for premarket approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. ITI-007, our most advanced drug candidate, has just commenced its first Phase 3 clinical trial in schizophrenia in the fourth quarter of 2014 and we intend to initiate a second Phase 3 clinical trial in the first half of 2015. In addition, all rights with respect to ITI-214, which has advanced into Phase 1 clinical trials that we previously granted to Takeda were recently returned to us in connection with the termination of the Takeda License Agreement. We intend to continue the development of ITI-214 for the treatment of CNS and other disorders, and we are in the process of refining our strategy for the PDE1 inhibitor program. We cannot be certain that the clinical development of these or any other drug candidates in preclinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues from our product candidates currently in development, if any, will be derived from sales of drugs that will not become marketable for several years, if at all.

There is no guarantee that our planned clinical trials for ITI-007 in schizophrenia or in other indications will be successful.

In our Phase 1 and Phase 2 clinical trials, our lead product candidate, ITI-007, has demonstrated improved sleep maintenance, antipsychotic efficacy, and clinical signals consistent with reduction in negative symptoms associated with schizophrenia, depression and anxiety, and other symptoms associated with impaired social function. ITI-007 exhibited antipsychotic efficacy in a randomized, double-blind, placebo and active controlled Phase 2 clinical trial in patients with an acutely exacerbated episode of schizophrenia. Our preclinical studies and initial clinical trials demonstrate that ITI-007 has shown evidence of addressing the symptoms of schizophrenia without causing cardiovascular and metabolic abnormalities, or motor impairments. Further, ITI-007 was shown effective at a dose that did not cause adverse effects displayed by existing antipsychotic drugs that tend to lead to high rates of noncompliance by the patients who most need these drugs. We are currently planning confirmatory later-stage clinical trials and recently initiated our first Phase 3 clinical trial in schizophrenia in the fourth quarter of 2014.

The historical rate of failures for product candidates in clinical development and late-stage clinical trials is high. While we plan to conduct further clinical studies in patients with schizophrenia and other indications, including two Phase 3 clinical trials of ITI-007 in schizophrenia, one of which we commenced in the fourth quarter of 2014, there is no guarantee that we will have the same level of success in these trials as we have had in our earlier clinical trials, or be successful at all.

In addition, although we believe that ITI-007 and follow-on compounds may also have clinical utility in indications other than schizophrenia, such as behavioral disturbances in dementia, bipolar disorder, IED, non-motor disorders associated with Parkinson’s disease, obsessive compulsive disorder and anxiety disorders and post-traumatic stress disorder, we have never tested ITI-007 in Phase 2 clinical trials in the patient population for these other indications, except for ITI-007-200, a Phase 1/2 clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of low doses of ITI-007 in healthy geriatric subjects and in patients with dementia, including Alzheimer’s disease, for which we announced topline data in the fourth quarter of 2014.

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

In June 2014, we held our end-of-Phase 2 meeting with the FDA to discuss our plans for initiating Phase 3 clinical trials of ITI-007 in schizophrenia. Following this meeting, we are proceeding with our Phase 3 development program, in which we plan to conduct two randomized, double-blind, placebo-controlled Phase 3 clinical trials of ITI-007 in patients with acutely exacerbated schizophrenia, with over 400 patients in each trial. We initiated the first Phase 3 clinical trial in schizophrenia in the fourth quarter of 2014 and, subject to finalizing the trial protocols and arrangements with clinical trial sites, we intend to initiate a second Phase 3 clinical trial in the first half of 2015. In the first Phase 3 trial, we are randomizing patients to two doses of ITI-007 (60mg or 40mg) or placebo over a 4-week treatment duration, and the primary outcome measure is change from baseline to Day 28 on the PANSS total score. We currently expect that the second Phase 3 trial will be conducted for a 6-week treatment duration. Subject to timely enrollment, we anticipate that the results of the first Phase 3 clinical trial of ITI-007 in patients with schizophrenia could be available as early as the fourth quarter of 2015. Even though we believe that our planned Phase 3 clinical trials and non-clinical studies for ITI-007 in schizophrenia, if successful, will be sufficient to support our NDA, the FDA may not agree with one or more aspects of our clinical trial designs, including the duration of the trials, clinical endpoints, controls, dose ranges, collection of safety data, or adequacy of our non-clinical studies. If we submit an NDA and the FDA does not agree with our clinical and non-clinical designs, our development of ITI-007 in schizophrenia and other indications may be delayed, and we may incur additional costs and devote additional resources to address any concerns the FDA may have with our trial designs. In addition, we may be required to conduct additional clinical trials or studies, which could result in additional delays and costs. There is no assurance that we will complete the Phase 3 trials and non-clinical studies within the timeframes and the costs that we currently expect, or at all, or in a manner that is acceptable to the FDA. Any delays or unplanned costs resulting from our Phase 3 clinical trials of ITI-007 in schizophrenia may have a material adverse effect on our business, results of operations and financial condition. Even if we eventually complete Phase 3 clinical testing, submit an NDA and receive approval of ITI-007, the FDA may grant approval contingent on the performance of costly additional post-approval clinical trials. The FDA may also approve ITI-007 for a more limited indication or a narrower patient population than we originally requested, and the FDA may not approve the labeling that we believe is necessary or desirable for the successful commercialization of ITI-007 or our other product candidates. Any delay in obtaining, or inability to obtain, applicable regulatory approval for ITI-007 would delay or prevent commercialization of ITI-007 and would materially adversely impact our business, results of operations and financial condition.

If the FDA does not agree with our clinical development plans to advance ITI-007 for the treatment of schizophrenia and bipolar disorder with separate, but overlapping, well-controlled clinical trials in both indications, our development of ITI-007 for the treatment of bipolar disorder may be delayed and the costs of our development of ITI-007 would increase.

In June 2014, we had discussions with the FDA regarding our plans to initiate our Phase 3 clinical program of ITI-007 in schizophrenia. Following this meeting with the FDA, we are proceeding with Phase 3 development of ITI-007 for the treatment of schizophrenia by conducting two randomized, double-blind, placebo-controlled Phase 3 clinical trials of ITI-007 in patients with acutely exacerbated schizophrenia. Subject to further discussions with the FDA, we plan to initiate separate additional trials in bipolar disorder in 2015. We expect that the planned trials in bipolar disorder will overlap in time with the clinical conduct of the planned trials in schizophrenia. We have not yet discussed our plans to develop ITI-007 for the treatment of bipolar disorder with the FDA. The FDA may not agree with our clinical development plans for advancing ITI-007 for the treatment of bipolar disorder, including our plans to conduct separate well-controlled clinical trials of ITI-007 for the treatment of bipolar disorder that overlap with our Phase 3 clinical trials of ITI-007 for the treatment of schizophrenia. Our clinical plans for ITI-007 for the treatment of bipolar disorder may change based on any discussions with the FDA, the relative success and cost of our research, preclinical and clinical development programs, whether we are able to enter into future collaborations, and any unforeseen delays or cash needs. If the FDA does not agree with our clinical development plans for ITI-007 for the treatment of bipolar disorder, our development of ITI-007 in this indication may take longer and be more costly than we currently expect, which would have a material adverse effect on our business, financial condition and results of operations.

We expect our net losses to continue for at least several years and are unable to predict the extent of future losses or when we will become profitable, if ever.

We have experienced significant net losses since our inception. As of December 31, 2014, we had an accumulated deficit of approximately $88.3 million. We expect to incur net losses over the next several years as we advance our programs and incur significant clinical development costs. We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our product candidates. Substantially all of our revenues to date were from our license and collaboration agreement with Takeda and our agreements with various U.S. governmental agencies and other parties, including our research and development grants. In October 2014, we entered into the Takeda Termination Agreement, which terminated our license and collaboration agreement with Takeda, pursuant to which all rights with respect to ITI-214 that we previously granted to Takeda were returned to us. We will not, therefore, receive any further milestone payments from Takeda and we cannot be certain that we will enter into additional collaboration agreements. To obtain revenues from our product candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents and investment securities totaled $129.6 million at December 31, 2014. In addition, we received net proceeds of approximately $121.4 million from the public offering of shares of our common stock in March 2015. While we believe that our existing cash, cash equivalents and investment securities, together with interest on cash balances, will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2016, the amount and timing of our actual expenditures will depend upon numerous factors, including the ongoing status of our planned Phase 3 clinical trials of ITI-007 in patients with acute exacerbated schizophrenia, the process of refining our strategy for the PDE1 inhibitor program and the continued development of ITI-214 for the treatment of CNS and other disorders, and our other planned clinical and non-clinical trials. Furthermore, we anticipate that we will need to secure additional funding to complete additional clinical and non-clinical trials, manufacturing and pre-commercialization activities needed for potential regulatory approval and commercialization of ITI-007 in patients with acute exacerbated schizophrenia, for further development of ITI-007 for other indications, and for development of our other product candidates. If the FDA requires that we perform additional preclinical studies or clinical trials, or we experience delays or other setbacks in our clinical trials, our expenses would further increase beyond what we currently expect and the anticipated timing of any potential NDA would likely be delayed.

We intend to use substantially all of the remaining net proceeds from our public offering completed in February 2014 to fund the completion of two proposed Phase 3 clinical trials of ITI-007 in patients with acute exacerbated schizophrenia, one of which we initiated in the fourth quarter of 2014; to fund the initiation of other planned clinical and non-clinical trials, including manufacturing, needed for anticipated regulatory approval of ITI-007 in patients with acute exacerbated schizophrenia and other potential additional indications; and to fund research and preclinical development of our other product candidates. We intend to use substantially all of the net proceeds from our public offering completed in March 2015 to fund a clinical trial of ITI-007 for the treatment of behavioral disturbances in dementia; to fund one or more clinical trials of ITI-007 in bipolar disorder; to fund our ITI-007 long acting injectable development program through pre-clinical and early clinical development; to fund one or more clinical trials of ITI-007 for the treatment of depression; and to fund research and preclinical development of our other product candidates and the continuation of manufacturing activities in connection with the development of ITI-007. The remaining proceeds, if any, will be used to fund new and ongoing research and development activities, general corporate purposes, including general and administrative expenses, capital expenditures, working capital and prosecution and maintenance of our intellectual property. Accordingly, we will continue to require substantial additional capital beyond the net proceeds from the offerings to continue our clinical development and commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the progress in, and the costs of, our preclinical studies and clinical trials and other research and development programs;

•	the scope, prioritization and number of our research and development programs;

•	the ability of any future collaborators and us to reach the milestones, and other events or developments, triggering payments under any future collaboration agreements or to otherwise make payments under such agreements;

•	our ability to enter into new, and to maintain any existing, collaboration and license agreements;

•	the extent to which any future collaborators are obligated to reimburse us for clinical trial costs under any future collaboration agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for clinical or commercial production;

•	the costs of preparing applications for regulatory approvals for our product candidates;

•	the costs of establishing, or contracting for, sales and marketing capabilities if we obtain regulatory clearances to market our product candidates; and

•	the costs associated with litigation.

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

Our management has significant flexibility in applying our cash resources, including the net proceeds from our public offerings completed in February 2014 and March 2015, and could use these resources for corporate purposes that do not increase our market value, or in ways with which our stockholders may not agree. We may use our cash resources for corporate purposes that do not yield a significant return or any return at all for our stockholders, which could adversely affect our future growth prospects.

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

An important element of a biotechnology company’s strategy for developing, manufacturing and commercializing its drug candidates may be to enter into strategic alliances with pharmaceutical companies or other industry participants to advance its programs and enable it to maintain its financial and operational capacity. We may face significant competition in seeking appropriate alliances. If we seek such alliances, we may not be able to negotiate alliances on acceptable terms, if at all. In addition, these alliances may be unsuccessful. On October 31, 2014, we entered into the Termination Agreement with Takeda, which terminated the Takeda License Agreement, pursuant to which all rights granted under the Takeda License Agreement were returned to us. If we seek such alliances and then fail to create and maintain suitable alliances, we may have to limit the size or scope of, or delay, one or more of our drug development or research programs. If we elect to fund drug development or research programs on our own, we will have to increase our expenditures and will need to obtain additional funding, which may be unavailable or available only on unfavorable terms.

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

We have no manufacturing facilities and do not have extensive experience in the manufacturing of drugs or in designing drug-manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, our product candidates, including ITI-007, for clinical trials. If any of our product candidates are approved by the FDA or other regulatory agencies for commercial sale, we may need to amend our contracts with our current manufacturers or contract with other third parties to manufacture them in larger quantities. While we believe that there are alternative sources available to manufacture our product candidates, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts. We have not entered into a long-term agreement with our current third-party manufacturers or with any alternate suppliers. Although we intend to do so prior to any commercial launch of a product that is approved by the FDA in order to ensure that we maintain adequate supplies of commercial drug product, we may be unable to enter into such agreements or do so on commercially reasonable terms, which could delay a product launch or subject our commercialization efforts to significant supply risk.

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

We will need to manage our operations and facilities effectively in order to advance our drug development programs (including ITI-007 and ITI-214), facilitate any future collaborations, and pursue other development activities. It is possible that our infrastructure may be inadequate to support our future efforts and growth. In particular, we may have to develop internal sales, marketing, and distribution capabilities if we decide to market any drug that we may successfully develop. We may not successfully manage our operations and, accordingly, may not achieve our research, development, and commercialization goals.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals in recent years to change the health care system in ways that could impact our ability to sell our products profitably. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, became law in the United States. PPACA substantially changed the way health care is financed by both governmental and private insurers and significantly affects the health care industry. Among the provisions of PPACA of importance to our potential product candidates are the following:

•	imposition of an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government health care programs;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23% and 13% of the average manufacturer price for most branded and generic drugs, respectively;

•	expansion of health care fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning in 2014 and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report certain financial arrangements with physicians and teaching hospitals, including reporting any “payments or transfers of value” made or distributed to prescribers, teaching hospitals and other health care providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

As of December 31, 2014, we had net operating loss carryforwards of approximately $78.2 million to reduce any future federal and state taxable income through 2034. Since we had net operating loss carryforwards as of December 31, 2014 and 2013, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations. The net operating loss carryforwards of approximately $78.2 million as of December 31, 2014 will begin to expire in the year 2030 if unused. The use of our net operating loss carryforwards may be restricted due to changes in our ownership, including as a result of our recent public offering in March 2015.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we, our clinical research organizations and other third parties on which we rely collect and store sensitive data, including legally protected patient health information, personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site systems. These applications and data encompass a wide variety of business critical information including research and development information and business and financial information.

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers, viruses, breaches, interruptions due to employee error, malfeasance or other disruptions, lapses in compliance with privacy and security mandates, or damage from natural disasters, terrorism, war and telecommunication and electrical failures. Any such event could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, any of which could adversely affect our business. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, there can be no assurance that we will promptly detect any such disruption or security breach, if at all. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

Because we operate in the highly technical field of drug discovery and development of small molecule drugs, we rely in part on trade secret protection in order to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties any confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. These agreements also generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

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

For example, our potential products for the treatment of schizophrenia would compete with, among other branded products, Abilify®, marketed jointly by Bristol-Myers Squibb and Otsuka Pharmaceutical, Fanapt®, marketed by Novartis Pharmaceuticals, Seroquel XR®, marketed by AstraZeneca, Invega®, marketed by Janssen, and Latuda®, marketed by Sunovion. In addition, our products will compete with, among other generic antipsychotic drugs, haloperidol, risperidone, quetiapine, olanzapine and clozapine.

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

Researching, developing, and commercializing drug products entail significant product liability risks. Liability claims may arise from our and our collaborators’ use of products in clinical trials and the commercial sale of those products. Consumers may make these claims directly and our collaborators or others selling these products may seek contribution from us if they receive claims from consumers. We have obtained limited product liability insurance coverage for our clinical trials. Our product liability insurance coverage for clinical trials is currently limited to an aggregate of $30 million. As such, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Although we currently have product liability insurance that covers our clinical trials, we will need to increase and expand this coverage as we commence larger scale trials and if our product candidates are approved for commercial sale. This insurance may be prohibitively expensive or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products that we or our collaborators develop. Product liability claims could have a material adverse effect on our business and results of operations. Our liability could exceed our total assets if we do not prevail in a lawsuit from any injury caused by our drug products.

Risks Related to Owning Our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock. In addition, numerous other factors could result in substantial volatility in the trading price of our stock.

Since January 31, 2014, our common stock has been listed on the NASDAQ Global Select Market, and from December 20, 2013 to January 30, 2014, was quoted for trading on the OTC Markets—OTCQB tier, or OTCQB, in very limited volume. In the 12 months preceding March 1, 2015, the price per share of our common stock has ranged from a high of $30.72 to a low of $12.67. Prior to December 20, 2013, our common stock was not publicly-traded. We cannot predict the extent to which investor interest in our company will result in an active trading market on the NASDAQ Global Select Market or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.

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

Raising additional capital may cause dilution to existing stockholders, restrict our operations or require us to relinquish rights.

We will need to satisfy our future cash needs through public or private sales of our equity securities, sales of debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of our product candidates and technology and, to a lesser extent, grant funding. We filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on September 15, 2014, on which we registered for sale up to $150 million of securities of any combination of common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine. On March 11, 2015, we completed our public offering of $129.9 million of shares of our common stock registered on the universal shelf registration statement and received net proceeds of approximately $121.4 million. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or grant licenses on terms that are not favorable to us.

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

Our executive officers and directors beneficially own a substantial percentage of our outstanding equity securities. Accordingly, if they act as a group, the executive officers and directors of the Company will be able to make all business decisions, including with respect to such matters as amendments to our charter, other fundamental corporate transactions, such as mergers, asset sales and the sale of the company, and otherwise will be able to direct our business and affairs.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

As a public company, we have incurred and will incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC or the NASDAQ Global Select Market or any other stock exchange or inter-dealer quotations system on which our common stock may be listed in the future. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically in recent years.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

We are required to comply with Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and, for public companies that are not emerging growth companies, attestations of the effectiveness of internal controls by independent auditors. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-

consuming effort that will need to be evaluated frequently. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. The description of our Business set forth in Item 1, the Risk Factors set forth in this Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 as well as other sections in this report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:

•	the accuracy of our estimates regarding expenses, future revenues and capital requirements and the need for additional financing;

•	the initiation, cost, timing, progress and results of our development activities, preclinical studies and clinical trials;

•	the timing of and our ability to obtain and maintain regulatory approval of our existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates;

•	our plans to research, develop and commercialize our current and future product candidates;

•	our collaborators’ election to pursue research, development and commercialization activities;

•	our ability to obtain future reimbursement and/or milestone payments from our collaborators;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our ability to obtain and maintain intellectual property protection for our product candidates;

•	our ability to successfully commercialize our product candidates;

•	the size and growth of the markets for our product candidates and our ability to serve those markets;

•	the rate and degree of market acceptance of any future products;

•	the success of competing drugs that are or become available;

•	regulatory developments in the United States and other countries;

•	the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials;

•	our ability to obtain additional financing;

•	our use of the proceeds from our public offerings in March 2015 and February 2014 and our private placement in August 2013;

•	any restrictions on our ability to use our net operating loss carryforwards;

•	our exposure to investment risk, interest rate risk and capital market risk;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and the need for additional financing; and

•	our ability to attract and retain key scientific or management personnel.

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

Our headquarters are located at 430 East 29th Street, New York, New York 10016, where we occupy approximately 14,678 square feet of useable office and laboratory space. The term of the lease expires January 31, 2026. We also lease office space in Towson, Maryland on a month to month basis.

Item 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

From December 20, 2013 through January 30, 2014, our common stock was quoted on the OTC Markets—OTCQB tier, or OTCQB, under the symbol “ITCI.” On January 31, 2014, our common stock commenced trading on the NASDAQ Global Select Market under the symbol “ITCI” and ceased being quoted on the OTCQB. The high and low bid quotations per share of our common stock as reported by the OTCQB and the high and low sales prices per share of our common stock as reported by NASDAQ for the applicable periods when the common stock was quoted on the OTCBB or listed on the NASDAQ Global Select Market, as applicable, since the common stock commenced public trading are set forth below:

Year Ended December 31, 2014	High	Low
First Quarter	$21.26	$10.00
Second Quarter	$19.60	$14.53
Third Quarter	$19.77	$12.67
Fourth Quarter	$19.00	$13.37

Year Ended December 31, 2013	High	Low
Fourth Quarter	$20.00	$10.00

Stockholders

As of March 11, 2015, we had 34,928,424 outstanding shares of common stock and no outstanding shares of preferred stock. As of March 11, 2015, there were approximately 167 holders of record of our common stock.

Dividends

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Unregistered Sales of Securities

Not applicable.

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

We have invested the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments such as commercial paper and corporate debt securities, U.S. government securities, certificates of deposit and institutional money market funds. As of December 31, 2014, $23.2 million of the net proceeds of the offering had been used primarily for working capital purposes, including recurring expenses and preclinical and clinical trial costs related to the development of ITI-007. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus dated January 30, 2014 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act on January 31, 2014. We have broad discretion in the use of the net proceeds from our initial public offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock.

Item 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below have been derived from our consolidated financial statements, which financial statements have been audited by Ernst & Young LLP, independent registered public accounting firm. The consolidated financial statements for 2014 and 2013 and the report thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

	2014	2013	2012	2011
	(Audited)	(Audited)	(Audited)	(Audited)
Statements of Operations:
Revenues:
License and collaboration revenue	$547,546	$2,737,002	$3,117,991	$22,327,464
Grant revenue	29,755	—	—	1,034,495

Total Revenues	577,301	2,737,002	3,117,991	23,361,959
Costs and expenses:
Research and development	21,226,345	23,027,578	15,486,476	7,654,546
General and administrative	10,337,679	5,976,276	4,034,925	4,612,450

Total costs and expenses	31,564,024	29,003,854	19,521,401	12,266,996

Loss from operations	(30,698,223)	(26,266,852)	(16,403,410)	11,094,963
Interest expense	(7,073)	(612,963)	(193,498)	(15)
Interest income	303,936	29,617	39,002	62,315
Income taxes	(1,600)	(18,000)	(32,921)	(64,834)

Net loss	$(30,691,460)	$(26,868,198)	$(16,590,827)	$11,092,429

Net earnings (loss) per common share:
Basic	$(1.07)	$(1.56)	$(2.96)	$1.98
Diluted	$(1.07)	$(1.56)	$(2.96)	$1.47
Weighted average number of common shares:
Basic	28,650,067	17,260,768	5,607,539	5,601,495
Diluted	28,650,067	17,260,768	5,607,539	7,558,150

	December 31,
	2014	2013	2012	2011
	(Audited)	(Audited)	(Audited)	(Audited)
Balance Sheet data:
Cash and cash equivalents	$61,325,044	$35,150,924	$15,645,528	$13,693,215
Total assets	131,111,769	38,449,312	19,823,680	23,594,725
Total liabilities	10,557,064	6,834,037	2,839,595	5,702,422
Accumulated deficit	(88,255,957)	(57,564,497)	(30,696,299)	(14,105,472)
Total stockholders’ equity	120,554,705	31,615,275	16,984,085	17,892,303

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company focused on the discovery and clinical development of innovative, small molecule drugs that address underserved medical needs in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system, or CNS. Our lead drug candidate, ITI-007, is in Phase 3 clinical development as a first-in-class treatment for schizophrenia. Results from our Phase 2 trial are included in “Business—Our Clinical Programs—ITI-007 Program —ITI-007 for the treatment of exacerbated and residual schizophrenia—Phase 2 Clinical Trial (ITI-007-005)” under Item 1 of this Annual Report on Form 10-K. We are proceeding with Phase 3 development of ITI-007 for the treatment of schizophrenia. We plan to conduct two randomized, double-blind, placebo-controlled Phase 3 clinical trials of ITI-007 in patients with acutely exacerbated schizophrenia, with over 400 patients in each trial. We initiated the first Phase 3 clinical trial in schizophrenia in the fourth quarter of 2014 and, subject to finalizing the trial protocols and arrangements with clinical trial sites, we intend to initiate a second Phase 3 clinical trial in the first half of 2015. In the first Phase 3 trial, we are randomizing patients to two doses of ITI-007 (60mg or 40mg) or placebo over a 4-week treatment duration, and the primary outcome measure is change from baseline to Day 28 on the PANSS total score. We currently expect that the second Phase 3 trial will be conducted for a 6-week treatment duration. Subject to timely enrollment, we anticipate that the results of the first Phase 3 clinical trial of ITI-007 in patients with schizophrenia could be available as early as the fourth quarter of 2015. Subject to further discussions with the FDA, we also plan to initiate separate additional trials in bipolar disorder in 2015. We have not yet discussed our plans to develop ITI-007 for the treatment of bipolar disorder with the FDA. We expect that the planned trials in bipolar disorder will overlap in time with the clinical conduct of the planned trials in schizophrenia. In addition to our Phase 3 clinical trials, we will need to complete other clinical and non-clinical trials and manufacturing and pre-commercialization activities necessary to support the submission of a planned New Drug Application, or NDA, for ITI-007 in schizophrenia, which we currently expect could occur at the end of 2016 or the beginning of 2017.

In addition, in the fourth quarter of 2014, we announced the topline data from ITI-007-200, a Phase 1/2 clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of low doses of ITI-007 in healthy geriatric subjects and in patients with dementia, including Alzheimer’s disease. The completion of this study marks an important milestone in our strategy to develop low doses of ITI-007 for the treatment of behavioral disturbances associated with dementia and related disorders. The ITI-007-200 trial results to date indicate that ITI-007 is safe and well-tolerated across a range of low doses, has linear- and dose-related pharmacokinetics and improves cognition in the elderly. The most frequent adverse event was mild sedation at the higher doses. We believe these results further position ITI-007 as a development candidate for the treatment of behavioral disturbances in patients with dementia and other neuropsychiatric and neurological conditions. We plan to initiate additional clinical programs evaluating ITI-007 in patients with behavioral disturbances associated with dementia and related disorders, including Alzheimer’s disease, in 2015.

We are currently conducting an open-label positron emission tomography, or PET, study of ITI-007 examining brain receptor occupancy and assessing occupancy of striatal D2 receptors. In this study, patients with stable schizophrenia will be treated with ITI-007 for 14 days. We expect topline data from this study in 2015. We believe this study will further characterize ITI-007 and provide additional insight into the molecule’s unique mechanism and clinical profile.

We are also pursuing clinical development of ITI-007 for the treatment of additional CNS diseases and disorders. At the lowest doses, ITI-007 has been demonstrated to act primarily as a potent 5-HT2A serotonin receptor antagonist. As the dose is increased, additional benefits are derived from the engagement of additional drug targets, including modest dopamine receptor modulation and modest inhibition of serotonin transporters. We believe that combined interactions at these receptors may provide additional benefits above and beyond selective 5-HT2A antagonism for treating agitation, aggression and sleep disturbances in diseases that include dementia, Alzheimer’s disease, Huntington’s disease and autism spectrum disorders, while avoiding many of the side effects associated with more robust dopamine receptor antagonism. As the dose of ITI-007 is further increased, leading to moderate dopamine receptor modulation, inhibition of serotonin transporters, and indirect glutamate modulation, these actions complement the complete blockade of 5-HT2A serotonin receptors. At a dose of 60 mg, ITI-007 has been shown effective in treating the symptoms associated with schizophrenia, and we believe this higher dose range will be useful for the treatment of bipolar disorder, major depressive disorder and other neuropsychiatric diseases.

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

We have a second major program called ITI-002 that has yielded a portfolio of compounds that selectively inhibits the enzyme PDE1. PDE1 helps regulate brain activity related to cognition, memory processes and movement/coordination. On February 25, 2011, we (through our wholly owned operating subsidiary, ITI) entered into the Takeda License Agreement with Takeda, under which we agreed to collaborate to research, develop and commercialize our proprietary compound ITI-214 and other selected compounds that selectively inhibit PDE1 for use in the prevention and treatment of human diseases. On October 31, 2014, we entered into the Termination Agreement with Takeda terminating the Takeda License Agreement, pursuant to which all rights granted under the Takeda License Agreement were returned to us. Takeda will complete certain ongoing activities relating to non-clinical studies and will transfer product inventory and materials to us but will not have any other ongoing involvement or funding obligations in connection with the development program. ITI-214 is the first compound in its class to successfully advance into Phase 1 clinical trials. We intend to continue the development of ITI-214 for the treatment of CNS and other disorders. Over approximately the next 12 months, we will refine our strategy for the PDE1 inhibitor program. By regaining unrestricted access to ITI-214, backups and the proprietary chemistry, we can now integrate the efforts of our internal PDE1 program to include the later stage portfolio. We do not anticipate a significant increase in our operating expenses related to our PDE development programs over the next twelve months. Other compounds in the PDE1 portfolio are also being advanced for the treatment of various indications, including non-CNS therapeutic areas.

Our pipeline also includes pre-clinical programs that are focused on advancing drugs for the treatment of cognitive dysfunction, in both schizophrenia and Alzheimer’s disease, and for disease modification and the treatment of neurodegenerative disorders, including Alzheimer’s disease.

Since inception, we have devoted substantially all of our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of December 31, 2014, our accumulated deficit was $88.3 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and pre-clinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.

Our corporate headquarters and laboratory are located in New York, New York.

Public Offering in March 2015

On March 11, 2015, we completed a public offering of 5,411,481 shares of our common stock at a price of $24.00 per share for aggregate gross proceeds of approximately $129.9 million, and net proceeds of approximately $121.4 million.

Results of Operations

Revenues

The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.

We have not generated any revenue from product sales to date and we do not expect to generate revenues from product sales for at least the next several years. Our revenues for the year ended December 31, 2014 have been from the recently terminated license and collaboration agreement with Takeda and to a much lesser extent from a government grant. For the year ended December 31, 2013, revenues were entirely from the agreement with Takeda. We will not receive any further revenue under the Takeda License Agreement, which was terminated on October 31, 2014. We have received and may continue to receive grants from U.S. government agencies and foundations.

We do not expect any revenues that we may generate in the next several years to be significant enough to fund our operations.

Expenses

The process of researching and developing drugs for human use is lengthy, unpredictable and subject to many risks. We are unable with any certainty to estimate either the costs or the timelines in which those costs will be incurred. We have one project, ITI-007 for the treatment of schizophrenia, which consumes a large portion of our current, as well as projected, resources. In addition, in the third quarter of 2014 we completed a Phase 1/2 clinical trial of ITI-007-200, which was designed to evaluate the safety, tolerability and pharmacokinetics of low doses of ITI-007 in healthy geriatric subjects and in patients with dementia, including Alzheimer’s disease. We intend to pursue other disease indications that ITI-007 may address, but there are large costs associated with pursuing FDA approval for those indications, which would include the cost of additional clinical trials.

Our ITI-002 program has a compound, ITI-214, in Phase 1 development. We intend to pursue the development of this and the other compounds in our PDE1 portfolio for the treatment of central nervous system, cardiovascular and other disorders. Over approximately the next twelve months, we will refine our strategy for the PDE1 inhibitor program that was returned to us from Takeda. We do not anticipate a significant increase in our operating expenses related to our PDE development programs over the next twelve months. Our other projects are still in the pre-clinical stages, and will require extensive funding not only to complete pre-clinical testing, but to enter into and complete clinical trials. Expenditures that we incur on these projects will be subject to availability of funding in addition to the funding required for the advancement of ITI-007. Any failure or delay in the advancement of ITI-007 could require us to re-allocate resources from our other projects to the advancement of ITI-007, which could have a significant material adverse impact on the advancement of these other projects and on our results of operations. Our operating expenses are comprised of (i) research and development expenses and (ii) general and administrative expenses. Our research and development costs are comprised of:

•	internal recurring costs, such as labor and fringe benefits, materials and supplies, facilities and maintenance costs; and

•	fees paid to external parties who provide us with contract services, such as pre-clinical testing, manufacturing and related testing, clinical trial activities and license milestone payments.

General and administrative expenses are incurred in three major categories:

•	salaries and related benefit costs;

•	patent, legal and professional costs; and

•	office and facilities overhead.

We expect that research and development expenses will increase substantially as we proceed with our Phase 3 clinical trials for ITI-007 in patients with exacerbated schizophrenia. We also expect that our general and administrative costs will increase substantially from prior periods primarily due to the increased costs associated with being a public reporting entity, which would include adding additional personnel. We granted options to purchase 1,108,000 shares of our common stock in 2014 and have granted options to purchase an additional 636,902 shares of our common stock in January 2015. We will recognize expense associated with these options over the next three years in both research and development expenses and general and administrative expenses. We expect this non-cash expense to be material and affect quarter to quarter and year to date comparisons in the upcoming year. We expect to continue to grant stock options and other stock-based awards in the future, which will increase our stock-based compensation expense in future periods.

The following table sets forth our revenues, operating expenses, interest income (expense) and income taxes expenses for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
	2014	2013	2012
Revenues	$577	$2,737	$3,118

Expenses
Research and Development	21,226	23,028	15,486
General and Administrative	10,338	5,976	4,035

	31,564	29,004	19,521

Interest Income (Expense)	298	(583)	(155)
Income Taxes	(2)	(18)	(33)

Net Loss	$(30,691)	$(26,868)	$(16,591)

Comparison of Years Ended December 31, 2014 and December 31, 2013

Revenues

Revenue decreased for the year ended December 31, 2014 as compared to the year ended December 31, 2013 by approximately $2.2 million, or 79%, due primarily to the recognition in 2013 of previously deferred revenue relating to the Takeda License Agreement and lower reimbursable costs payable to us by Takeda in 2014 under the Takeda License Agreement, offset to a much lesser extent by revenue from a government grant in 2014.

Research and Development Expenses

Research and development expenses decreased for the year ended December 31, 2014 as compared to the year ended December 31, 2013 by approximately $1.8 million, or 8%. This decrease is due primarily to costs associated with outside clinical testing for our ITI-007 Phase 2 clinical trial that was completed in late 2013 as compared to costs incurred in conducting our ITI-007 Phase 3 clinical trial, which began in the fourth quarter of

2014. Partially offsetting this decrease were expenses of approximately $6.6 million incurred in 2014 as compared to $1.9 million in 2013 related to the manufacturing and other clinical and non-clinical testing of our ITI-007 product candidate and expenses of approximately $1.9 million related to our ITI-007-200 Phase 1/2 clinical trial in healthy geriatric and dementia patients incurred only in 2014. In addition, stock option expense increased by $1.7 million for the year ended December 31, 2014 due primarily to stock options granted in 2014.

The research and development expenses incurred for amounts payable to external parties comprised a significant portion of our research and development expenses during the years ended December 31, 2014 and 2013. We incurred expenses of approximately $14.8 million and $18.8 million for the years ended December 31, 2014 and 2013, respectively, for amounts payable to external parties who manufactured, tested and performed clinical trial activities for all of our projects. We spent approximately $14.4 million and $18.3 million, on external costs for the development of ITI-007 for the years ended December 31, 2014 and 2013, respectively. During the same periods, our internal research and development expenses for all projects were approximately $5.0 million and $3.0 million, respectively. The clinical development work related to ITI-007 requires the largest portion of our resources and, consequently, comprises the majority of our spending. For the years ended December 31, 2014 and 2013, we incurred total expenses of $18.8 million and $20.8 million, respectively, for all ITI-007 related projects and $2.4 million and $2.2 million, respectively, for all of our other projects. Total research and development expenses were approximately $21.2 million for the year ended December 31, 2014 as compared to $23.0 million for 2013. As development of ITI-007 progresses, we anticipate costs for ITI-007 to increase considerably in 2015 and in the next several years as we conduct Phase 3 and other clinical trials. We are also required to complete non-clinical testing to obtain FDA approval and manufacture material needed for clinical trial use, which includes non-clinical testing of the drug product and the creation of an inventory of drug product in anticipation of possible FDA approval. As of December 31, 2014, we employed 16 full time personnel in our research and development group as compared to 13 at December 31, 2013. We expect to hire additional staff as we increase our development efforts in the upcoming years.

We currently have several projects, in addition to ITI-007, that are in the research and development stages, including in the areas of cognitive dysfunction and the treatment of neurodegenerative diseases, including Alzheimer’s disease, among others. We have used internal resources and incurred expenses not only in relation to the development of ITI-007, but also in connection with these additional projects as well. We have not, however, reported these costs on a project by project basis, as these costs are broadly spread among these projects. The external costs for these projects have been minimal and are reflected in the amounts discussed in this section “—Research and Development Expenses.”

During 2014 and in previous years, we also incurred costs that were both reimbursable and non-reimbursable under the Takeda License Agreement. For the year ended December 31, 2014, we incurred approximately $14,000 on direct costs that were billable to Takeda as compared to $97,000 for the year ended December 31, 2013. As we refine our strategy for the PDE1 inhibitor program that was returned to us from Takeda, we do not expect a significant increase in our operating expenses related to our PDE development programs over the next twelve months.

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

General and Administrative Expenses

General and administrative expenses increased for the year ended December 31, 2014 as compared to the year ended December 31, 2013 by approximately $4.4 million or 73%. This increase was primarily due to increased stock option expense of $1.7 million in 2014 related to options granted in 2014, and increased labor and related benefit costs of approximately $0.6 million, with the remainder comprised of higher professional fees, directors’ and officers’ insurance costs, and board of directors compensation fees, which are due to the activities associated with being a public company. We expect these costs to increase significantly as we expand our operations, including hiring of additional personnel, continue to be subject to the reporting requirements of being a public company and issue additional equity incentive awards.

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

The research and development expenses incurred for amounts payable to external parties comprised a significant portion of our research and development expenses during the years ended December 31, 2013 and 2012, due primarily to the preparation for and commencement of our Phase 2 clinical trial for ITI-007 in patients with acutely exacerbated schizophrenia. We incurred expenses of approximately $18.8 million and $12.6 million for the years ended December 31, 2013 and 2012, respectively, for amounts payable to external parties who manufactured, tested and performed clinical trial activities for all of our projects. During the same periods, our internal research and development expenses for all projects were approximately $3.0 million and $2.9 million, respectively. The clinical development work related to ITI-007 required the largest portion of our resources and, consequently, comprised the majority of our spending. We spent approximately $21.0 million and $11.3 million on direct costs for the development of ITI-007 during the periods ended December 31, 2013 and 2012, respectively. During the years ended December 31, 2013 and 2012, we also incurred costs that were both reimbursable and non-reimbursable under the Takeda License Agreement. We incurred approximately $97,000 and $700,000 on direct costs that were billable to Takeda for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, we employed 13 full time personnel in our research and development group as compared to 15 at December 31, 2012.

General and Administrative Expenses

General and administrative expenses increased by approximately $2.0 million, or 50%, to $6.0 million for the fiscal year ended December 31, 2013 compared to $4.0 million for the fiscal year ended December 31, 2012. The increase is the result of higher personnel costs, legal, accounting, patent and public company reporting-related costs, including costs related to the reverse merger and private placement in August 2013.

Liquidity and Capital Resources

Through December 31, 2014, we have provided funds for our operations by obtaining approximately $266.3 million of cash primarily through public and private offerings of our common stock and other securities, grants from government agencies and foundations and payments received under the recently terminated Takeda License Agreement. We do not believe that grant revenue will be a significant source of funding in the near future, and Takeda has no ongoing funding obligations following the termination of the Takeda License Agreement on October 31, 2014.

As of December 31, 2014, we had a total of $129.6 million in cash and cash equivalents and available-for-sale investment securities, and approximately $10.6 million of short-term liabilities consisting entirely of short-term liabilities from operations. Excluding the increase in net cash of approximately $115.4 million from the public offering which closed on February 5, 2014, we spent approximately $22.9 million in cash and reduced working capital by approximately $26.4 million for the year ended December 31, 2014. This use of working capital is due primarily to funding recurring operating expenses and the preparation and initiation of additional clinical trials and non-clinical testing, including manufacturing related activities.

On March 11, 2015 we completed our public offering of 5,411,481 shares of our common stock for aggregate gross proceeds of approximately $129.9 million, and net proceeds of approximately $121.4 million.

We expect to use cash of up to $43 million during the first half of 2015, which we expect to be due primarily to expenses associated with our clinical and non-clinical development of ITI-007 in patients with schizophrenia and recurring expenses and costs to produce, develop and validate materials to be used in clinical and non-clinical studies related to ITI-007 as well as incurring expenses associated with our other development programs and general operations. Cash expenditures will increase significantly after the first half of 2015 as we incur costs to fund our development of ITI-007 in patients with schizophrenia, behavioral disturbances in dementia, bipolar disorder and depression, our ITI-007 long acting injectable development program through pre-clinical and early clinical development, research and preclinical development of our other product candidates and the continuation of manufacturing activities in connection with the development of ITI-007. We believe that our existing cash and cash equivalents, along with the net proceeds from our public offering that was completed in March 2015, together with interest on cash balances, will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2016.

We will require significant additional financing in the future to continue to fund our operations. In particular, we anticipate that we will need to secure funding to complete the additional clinical and non-clinical trials, manufacturing and pre-commercialization activities needed for potential regulatory approval and commercialization of ITI-007 in patients with schizophrenia, continuing clinical trials of ITI-007 in patients with dementia, including Alzheimer’s disease, for further development of ITI-007 in patients with bipolar disorder, depression and other indications, and for development of our other product candidates.

We have incurred losses in every year since inception with the exception of 2011, when we received an up-front fee and a milestone payment related to the Takeda License Agreement. These losses have resulted in significant cash used in operations. During the years ended December 31, 2014 and 2013, our net cash used in operating activities was approximately $22.8 million and $22.6 million, respectively. While we have several research and development programs underway, the ITI-007 program has advanced the furthest and will continue to consume increasing amounts of cash for conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct these activities necessary to pursue FDA approval of ITI-007 and our other product candidates, we expect the amount of cash needed to fund operations to increase significantly in 2015 and over the next several years.

With the termination of the Takeda License Agreement in October 2014, we will not be eligible to receive milestone payments and expense reimbursements, including patent filing costs, from Takeda and will be responsible for the costs of developing ITI-214. Over approximately the next twelve months we will refine our strategy for our PDE1 inhibitor program. We do not anticipate a significant increase in our operating expenses related to our PDE development programs during the next twelve months.

We seek to balance the level of cash, cash equivalents and investments on hand with our projected needs and to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms. Until we can generate significant revenues from operations, we will need to satisfy our future cash needs through public or private sales of our equity securities, sales of debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of our product candidates and technology and, to a lesser extent, grant funding. On August 29, 2014, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on September 15, 2014, to register $150 million of our common stock, preferred stock, various series of debt securities, warrants, rights and purchase contracts to purchase any of such securities, either individually or in units, for issuance from time to time at prices and on terms to be determined at the time of any such offering. We sold approximately $129.9 million of our common stock that is registered on the universal shelf registration statement in our public offering which was completed on March 11, 2015. This registration statement will remain in effect for up to three years from the date it was declared effective. We cannot be sure that future funding will be available to us when we need it on terms that are acceptable to us, or at all. We sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs. The amount of funding we raise through sales of our common stock or other securities depends on many factors, including, but not limited to, the status and progress of our product development programs, projected cash needs, availability of funding from other sources, our stock price and the status of the capital markets. Due to the volatile nature of the financial markets, equity and debt financing may be difficult to obtain. In addition, any unfavorable development or delay in the progress of our ITI-007 program could have a material adverse impact on our ability to raise additional capital.

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

Contractual Obligations and Commitments

Total contractual obligations as of December 31, 2014 are summarized in the following table (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$13,125	$11	$3,435	$3,854	$5,825

The table of Contractual Obligations and Commitments does not reflect that, under the License Agreement with BMS, we may be obligated to make future milestone payments to BMS totaling $12 million; to make other future milestone payments to BMS for each licensed product of up to an aggregate of approximately $14.75 million; to make tiered single digit percentage royalty payments on sales of licensed products; and to pay BMS a percentage of non-royalty payments made in consideration of any sublicense.

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

We believe that the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

Revenue is recognized when all terms and conditions of the agreements have been met, including that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. We are reimbursed for certain costs incurred on specified research projects under the terms and conditions of grants, collaboration agreements, and awards. We record the amount of reimbursement as revenues on a gross basis in accordance with ASC Topic 605-45, Revenue Recognition/Principal Agent Considerations. We are the primary obligor with respect to purchasing goods and services from third-party suppliers, are obligated to compensate the service provider for the work performed, and have discretion in selecting the supplier. Provisions for estimated losses on research grant projects and any other contracts are made in the period such losses are determined.

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

The adoption of this accounting standard did not have a material impact on our results of operations for the years ended December 31, 2014, 2013 and 2012, or on our financial positions as of those dates.

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

For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. For awards that contain a performance-based vesting condition, expense is amortized using the accelerated attribution method. As stock-based compensation expense recognized in the statements of operations for the years ended December 31, 2014, 2013 and 2012 is based on share-based awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures for the fiscal years ended December 31, 2014, 2013 and 2012 were estimated based on our historical experience and have not been material.

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

Given the absence of an active market for our common stock during 2012 and 2013, the exercise prices of the stock options on the dates of grant were determined and approved by the board of directors using several factors, including progress and milestones achieved in our business development and performance, the price per share of our convertible preferred stock offerings and general industry and economic trends. In establishing the estimated fair value of our common stock, we considered the guidance set forth in American Institute of Certified Public Accountants Practice Guide, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation.”

Under ASC Topic 718, the cumulative amount of compensation cost recognized for instruments classified as equity that ordinarily would result in a future tax deduction under existing tax law shall be considered to be a deductible difference in applying ASC Topic 740, Income Taxes. The deductible temporary difference is based on the compensation cost recognized for financial reporting purposes. However, these provisions currently do not impact us, as all the deferred tax assets have a full valuation allowance.

Since we had net operating loss carryforwards as of December 31, 2014, 2013 and 2012, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction-specific and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Presently, we are assessing what effect the adoption of ASU 2014-09 will have on our consolidated financial statements and accompanying notes.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity. As of December 31, 2014, we had cash, cash equivalents and marketable securities of $129.6 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Capital Market Risk. We currently have no product revenues and depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

Based on our assessment, management believes that, as of December 31, 2014, the company’s internal control over financial reporting is effective based on those criteria.

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

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a).	The following documents are filed as part of this annual report on Form 10-K:

Item 15(a)(1) and (2)	See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

2.1		Agreement and Plan of Merger, dated as of August 23, 2013, by and among the Registrant, ITI, Inc. and Intra-Cellular Therapies, Inc.		8-K (Exhibit 2.1)	8/29/2013	000-54896

2.2		Agreement and Plan of Merger, dated as of August 29, 2013, by and between the Registrant and Intra-Cellular Therapies, Inc., relating to the name change of the Registrant.		8-K (Exhibit 2.2)	9/5/2013	000-54896

3.1		Restated Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on November 7, 2013.		S-1/A (Exhibit 3.1)	11/26/13	333-191238

3.2		Certificate of Merger relating to the Merger of ITI, Inc. with and into Intra-Cellular Therapies, Inc., filed with the Secretary of State of the State of Delaware on August 29, 2013.		8-K (Exhibit 3.3)	9/5/2013	000-54896

3.3		Certificate of Ownership and Merger relating to the Merger of Intra-Cellular Therapies, Inc. with and into the Registrant, filed with the Secretary of State of the State of Delaware on August 29, 2013, relating to the name change of the Registrant.		8-K (Exhibit 3.4)	9/5/2013	000-54896

3.4		Restated Bylaws of the Registrant.		8-K (Exhibit 3.5)	9/5/2013	000-54896

4.1		Form of common stock certificate.		8-K (Exhibit 4.1)	9/5/2013	000-54896

4.2	.1	Warrant to Purchase Common Stock dated April 19, 2013 issued to Alzheimer Drug Discovery Foundation, Inc.		8-K (Exhibit 4.2.1)	9/5/2013	000-54896

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

	.2	Amendment dated August 29, 2013 to Warrant to Purchase Common Stock dated April 19, 2013 issued to Alzheimer Drug Discovery Foundation, Inc.		8-K (Exhibit 4.2.2)	9/5/2013	000-54896

10.1	.1	License Agreement dated as of May 31, 2005 by and between Bristol-Meyers Squibb Company and Intra-Cellular Therapies, Inc.**		8-K/A (Exhibit 10.1.1)	10/31/2013	000-54896

	.2	Amendment No. 1 to License Agreement dated as of November 3, 2010 by and between Bristol-Meyers Squibb Company and Intra-Cellular Therapies, Inc.		8-K (Exhibit 10.1.2)	9/5/2013	000-54896

10.2	.1	License and Collaboration Agreement dated as of February 25, 2011 by and between Takeda Pharmaceutical Company Limited and Intra-Cellular Therapies, Inc.**		8-K/A (Exhibit 10.2)	10/31/2013	000-54896

	.2	Termination Agreement dated as of October 31, 2014 by and between Takeda Pharmaceutical Company Limited and Intra-Cellular Therapies, Inc.†	X

10.3		Employment Agreement effective as of February 26, 2008 by and between Sharon Mates, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.3)	9/5/2013	000-54896

10.4		Offer Letter dated July 28, 2014 by Intra-Cellular Therapies, Inc. to Michael Halstead.*		10-Q (Exhibit 10.1)	11/3/2014	001-36274

10.5		Employment Agreement effective as of February 26, 2008 by and between Lawrence J. Hineline and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.4)	9/5/2013	000-54896

10.6		Employment Agreement effective as of February 26, 2008 by and between Allen Fienberg, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.5)	9/5/2013	000-54896

10.7		Employment Agreement effective as of February 26, 2008 by and between Lawrence Wennogle, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.6)	9/5/2013	000-54896

10.8		Offer Letter dated February 2, 2007 by Intra-Cellular Therapies, Inc. to Kimberly Vanover.*		8-K (Exhibit 10.7)	9/5/2013	000-54896

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.9	Offer Letter dated February 21, 2014 by Intra-Cellular Therapies, Inc. to Juan Sanchez, M.D.*		10-K (Exhibit 10.8)	3/25/2014	001-36274

10.10	Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of September 1, 2003 by and between Sharon Mates, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.8)	9/5/2013	000-54896

10.11	Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of July 29, 2014 by and between Michael Halstead and Intra-Cellular Therapies, Inc.*	X

10.12	Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of December 1, 2003 by and between Lawrence J. Hineline and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.9)	9/5/2013	000-54896

10.13	Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of June 3, 2002 by and between Allen Fienberg, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.10)	9/5/2013	000-54896

10.14	Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of January 1, 2003 by and between Lawrence Wennogle, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.11)	9/5/2013	000-54896

10.15	Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of March 5, 2007 by and between Kimberly E. Vanover, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.12)	9/5/2013	000-54896

10.16	Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of March 7, 2014 by and between Juan Sanchez, M.D. and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.14)	3/25/2014	001-36274

10.17	Form of Indemnification Agreement by and between the Company and its directors and executive officers.*		8-K (Exhibit 10.13)	9/5/2013	000-54896

10.18	2003 Equity Incentive Plan, as amended.*		8-K (Exhibit 10.14)	9/5/2013	000-54896

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.19		Form of Stock Option Agreement under the 2003 Equity Incentive Plan, as amended.*		8-K (Exhibit 10.15)	9/5/2013	000-54896

10.20		2013 Equity Incentive Plan.*		8-K (Exhibit 10.16)	9/5/2013	000-54896

10.21		Form of Stock Option Agreement under the 2013 Equity Incentive Plan.*		10-K (Exhibit 10.19)	3/25/2014	001-36274

10.22		Non-Employee Director Compensation Policy.*		10-Q (Exhibit 10.1)	8/12/2014	001-36274

10.23		Redemption Agreement dated as of August 29, 2013 by and between the Registrant and NLBDIT 2010 Services, LLC.		8-K (Exhibit 10.17)	9/5/2013	000-54896

10.24		Indemnity Agreement dated as of August 29, 2013 by and among the Registrant, Intra-Cellular Therapies, Inc. and Samir N. Masri.		8-K (Exhibit 10.18)	9/5/2013	000-54896

10.25		Registration Rights Agreement dated as of August 29, 2013 by and among Intra-Cellular Therapies, Inc., the stockholders named therein and the Registrant.		8-K (Exhibit 10.19)	9/5/2013	000-54896

14.1		Corporate Code of Conduct and Ethics and Whistleblower Policy.		8-K (Exhibit 14.1)	1/7/2014	000-54896

21.1		Subsidiaries.		S-1 (Exhibit 21.1)	9/18/13	333-191238

23.1		Consent of Ernst & Young LLP.	X

31.1		Certification of the Chief Executive Officer.	X

31.2		Certification of the Chief Financial Officer.	X

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	.INS	XBRL Instance Document.	X

	.SCH	XBRL Taxonomy Extension Schema Document.	X

	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

	.DEF	XBRL Taxonomy Extension Definition.	X

	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

	.PRE	XBRL Taxonomy Presentation Linkbase Document.	X

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.
†	Confidential treatment is being requested for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: March 12, 2015	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ Sharon Mates, Ph.D. Sharon Mates, Ph.D.	Chairman, President and Chief Executive Officer (principal executive officer)	March 12, 2015

By:	/s/ Lawrence J. Hineline Lawrence J. Hineline	Vice President of Finance and Chief Financial Officer (principal financial officer and principal accounting officer)	March 12, 2015

By:	/s/ Christopher Alafi, Ph.D. Christopher Alafi, Ph.D.	Director	March 12, 2015

By:	/s/ Richard Lerner, M.D. Richard Lerner, M.D.	Director	March 12, 2015

By:	/s/ Joel S. Marcus Joel S. Marcus	Director	March 12, 2015

By:	/s/ Rory B. Riggs Rory B. Riggs	Director	March 12, 2015

By:	/s/ Robert L. Van Nostrand Robert L. Van Nostrand	Director	March 12, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Intra-Cellular Therapies, Inc.

We have audited the accompanying consolidated balance sheets of Intra-Cellular Therapies, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intra-Cellular Therapies, Inc. at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young

McLean, VA

March 12, 2015

Intra-Cellular Therapies, Inc.

Consolidated Balance Sheets

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$61,325,044	$35,150,924
Investment securities, available-for-sale	68,320,672	2,000,000
Accounts receivable	51,603	336,318
Prepaid expenses and other current assets	1,288,953	762,243

Total current assets	130,986,272	38,249,485
Property and equipment, net	54,553	68,272
Other assets	70,944	131,555

Total assets	$131,111,769	$38,449,312

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,052,765	$3,395,067
Accrued and other current liabilities	7,529,241	2,611,091
Accrued employee benefits	975,058	827,879

Total current liabilities	10,557,064	6,834,037

Stockholders’ equity:
Common stock, $.0001 par value: 100,000,000 shares authorized; 29,499,059 and 22,159,446 shares issued and outstanding at December 31, 2014 and 2013, respectively	2,950	2,216
Additional paid-in capital	208,912,345	89,177,556
Accumulated deficit	(88,255,957)	(57,564,497)
Accumulated comprehensive loss	(104,633)	—

Total stockholders’ equity	120,554,705	31,615,275

Total liabilities and stockholders’ equity	$131,111,769	$38,449,312

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2014	2013	2012
Revenues:
License and collaboration revenue	$547,546	$2,737,002	$3,117,991
Grant Revenue	29,755	—	—

Total revenues	577,301	2,737,002	3,117,991

Costs and expenses:
Research and development	21,226,345	23,027,578	15,486,476
General and administrative	10,337,679	5,976,276	4,034,925

Total costs and expenses	31,564,024	29,003,854	19,521,401

Loss from operations	(30,986,723)	(26,266,852)	(16,403,410)
Interest income	303,936	29,617	39,002
Interest expense	(7,073)	(612,963)	(193,498)
Income taxes	(1,600)	(18,000)	(32,921)

Net loss	$(30,691,460)	$(26,868,198)	$(16,590,827)

Net loss per common share:
Basic & Diluted	$(1.07)	$(1.56)	$(2.96)
Weighted average number of common shares:
Basic & Diluted	28,650,067	17,260,768	5,607,539

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc.

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2014	2013	2012

Net loss	$(30,691,460)	$(26,868,198)	$(16,590,827)

Other comprehensive loss:
Unrealized loss on investment securities	(104,633)	—	—

Comprehensive loss	$(30,796,093)	$(26,868,198)	$(16,590,827)

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2011	12,149,061	1,215	31,996,560	(14,105,472)	—	17,892,303
Exercise of stock options	33,270	3	31,078	—	—	31,081
Share-based compensation	—	—	295,106	—	—	295,106
Conversion of convertible notes	2,417,281	242	15,356,180	—	—	15,356,422
Net loss	—	—	—	(16,590,827)	—	(16,590,827)

Balance at December 31, 2012	14,599,612	1,460	$47,678,924	$(30,696,299)	$—	$16,984,085
Conversion of convertible notes	110,446	11	701,712	—	—	701,723
Private placement of common stock	6,916,697	692	39,962,808	—	—	39,963,500
Exercise of stock options	514,466	51	332,887	—	—	332,938
Stock subscription	18,225	2	109,832	—	—	109,834
Share-based compensation	—	—	391,393	—	—	391,393
Net loss	—	—	—	(26,868,198)	—	(26,868,198)

Balance at December 31, 2013	22,159,446	$2,216	$89,177,556	$(57,564,497)	$—	$31,615,275
Common shares issued February 5, 2014	7,063,300	706	115,442,041	—		115,442,747
Exercise of stock options	247,165	25	162,955	—		162,980
Stock issued for services	10,923	1	176,084			176,085
Stock subscription	18,225	2	109,831			109,833
Share-based compensation	—	—	3,843,878	—		3,843,878
Net loss	—	—	—	(30,691,460)		(30,691,460)
Other comprehensive loss					(104,633)	(104,633)

Balance at December 31, 2014	29,499,059	$2,950	$208,912,345	$(88,255,957)	$(104,633)	$120,554,705

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(30,691,460)	$(26,868,198)	$(16,590,827)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	25,481	23,249	47,747
Share-based compensation expense	3,843,878	391,393	295,106
Issuance of stock for services	176,085	—	—
Amortization of premiums on investment activities	297,223	—	—
Changes in operating assets and liabilities:
Accounts receivable	284,715	(35,889)	48,634
Prepaid expenses and other assets	(466,099)	(574,341)	(34,189)
Accounts payable	(1,342,302)	3,353,459	(554,256)
Accrued liabilities and employee benefits	5,065,329	2,785,736	(448,493)
Deferred revenue	—	(1,666,674)	(1,666,659)

Net cash used in operating activities	(22,807,150)	(22,591,265)	(18,902,937)

Investing activities
Purchases of investments	(103,601,836)	—	(12,000,000)
Maturities of investments	36,879,308	1,500,000	17,700,122
Purchase of property and equipment	(11,762)	(33,255)	(38,957)

Net cash (used in) provided by investing activities	(66,734,290)	1,466,745	5,661,165

Financing activities
Proceeds from issuance of convertible promissory notes, net	—	100,000	15,163,004
Proceeds from stock option exercises	162,980	332,938	31,081
Proceeds from stock subscription	109,833	109,834	—
Gross proceeds of public and private offerings	116,191,285	43,841,850	—
Payment of costs of public and private offerings	(748,538)	(3,754,706)	—

Net cash provided by financing activities	115,715,560	40,629,916	15,194,085
Net increase in cash and cash equivalents	26,174,120	19,505,396	1,952,313
Cash and cash equivalents at beginning of period	35,150,924	15,645,528	13,693,215

Cash and cash equivalents at end of period	$61,325,044	$35,150,924	$15,645,528

Cash paid for interest	$7,073	$11,320	$—

Cash paid for taxes	$44,998	$31,437	$13,857

Unrealized loss on investment securities	$(104,633)	$—	$—

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

1. Organization

Intra-Cellular Therapies, Inc. (the “Company”), through its wholly-owned operating subsidiary, ITI, Inc. (“ITI”), is a biopharmaceutical company focused on the discovery and clinical development of innovative, small molecule drugs that address underserved medical needs in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system (“CNS”). The Company’s lead product candidate, ITI-007, is in Phase 3 clinical development as a first-in-class treatment for schizophrenia.

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

In accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, ITI is considered the acquirer for accounting purposes, and has accounted for the transaction as a capital transaction, because ITI’s former stockholders received 100% of the voting rights in the combined entity and ITI’s senior management represented all of the senior management of the combined entity. Consequently, the assets and liabilities and the historical operations that are reflected in the Company’s consolidated financial statements are those of ITI and have been recorded at the historical cost basis of the Company. All share and per share amounts in the consolidated financial statements and related notes have been retrospectively adjusted to reflect the one-for-0.5 shares of capital stock exchange as well as the conversion of the Notes (defined below) and the Series A, B, and C redeemable convertible preferred stock of ITI.

Immediately prior to the Merger, on August 29, 2013, ITI sold to accredited investors approximately $60.0 million of its shares of common stock, or 18,889,307 shares at a price of $3.1764 per share (the “Private Placement”), which included $15.3 million in principal and $0.8 million in accrued interest from the conversion of ITI’s then outstanding convertible promissory notes (the “Notes”).

On February 5, 2014, the Company completed a public offering of common stock in which the Company sold 7,063,300 shares of common stock, which included the exercise of the underwriters’ option to purchase an additional 921,300 shares, at an offering price of $17.50 per share. After deducting underwriting discounts, commissions and offering expenses, the net proceeds to the Company were approximately $115.4 million.

On October 31, 2014, the Company entered into a termination agreement with Takeda Pharmaceutical Company Limited (“Takeda”) terminating the worldwide license and collaboration agreement under which the Company

1. Organization (continued)

and Takeda were jointly developing the Company’s proprietary compound ITI-214 and other selected compounds that selectively inhibit phosphodiesterase type 1 (“PDE1”) for use in the prevention and treatment of human diseases. Through December 31, 2014, the Company had received $28.9 million in total payments under the agreement and was eligible to receive milestone payments and royalties based on net sales. The Company is in the process of refining its strategy for the PDE1 inhibitor program.

In order to further its research projects and support its collaborations, the Company will require additional financing until such time, if ever, that revenue streams are sufficient to generate consistent positive cash flow from operations. Possible sources of funds include public or private sales of the Company’s equity securities, sales of debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of the Company’s product candidates and technology and, to a lesser extent, grant funding. On August 29, 2014, the Company filed a universal shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “SEC”) on September 15, 2014, to register $150 million of the Company’s common stock, preferred stock, various series of debt securities, warrants, rights and purchase contracts to purchase any of such securities, either individually or in units, for issuance from time to time at prices and on terms to be determined at the time of any such offering. This registration statement will remain in effect for up to three years from the initial effective date.

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

Marketable Securities

Marketable securities may consist of investments in U.S. Treasuries, various U.S. governmental agency debt securities, corporate bonds, certificates of deposit, and other fixed income securities with an average maturity of twelve months or less. Management classifies the Company’s investments as available-for-sale. Such securities are carried at estimated fair value, with any unrealized holding gains or losses reported, net of any tax effects reported, as accumulated other comprehensive income, which is a separate component of stockholders’ equity. Realized gains and losses, and declines in value judged to be other-than-temporary, if any, are included in consolidated results of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value, which is charged to earnings in that period, and a new cost basis for the security is established. Dividend and interest income is recognized as interest income when earned. The cost of securities sold is calculated using the specific identification method.

2. Summary of Significant Accounting Policies (continued)

Investment Securities

Investment securities consisted of the following (in thousands):

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(unaudited)
U.S. Government Agency Securities	$4,316	$—	$(3)	$4,313
FDIC Certificates of Deposit	16,374	—	(14)	16,360
Certificates of Deposit	2,000	—	—	2,000
Commercial Paper	9,743	1	—	9,744
Corporate Notes/Bonds	35,992	—	(89)	35,903

	$68,425	$1	$(106)	$68,320

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Certificates of Deposit	$2,000	—	—	$2,000

	$2,000	$—	$—	$2,000

The Company has classified all of its investment securities available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of December 31, 2014 and December 31, 2013, the Company held $31.8 million and $0, respectively, of available-for-sale investment securities with contractual maturity dates more than one year and less than two years.

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

2. Summary of Significant Accounting Policies (continued)

The Company has no assets or liabilities that were measured using quoted prices for significant unobservable inputs (Level 3 assets and liabilities) as of December 31, 2014 and December 31, 2013. The carrying value of cash held in money market funds of approximately $8.5 million as of December 31, 2014 and $0.0 million as of December 31, 2013, is included in cash and cash equivalents and approximates market value based on quoted market price or Level 1 inputs.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$8,495	$8,495	$—	$—
U.S. Government Agency Securities	4,313	—	4,313	—
FDIC certificates of deposit	16,360	—	16,360	—
Certificates of deposit	41,000	—	41,000	—
Commercial paper	9,744	—	9,744	—
Corporate Bonds/Notes	35,903	—	35,903	—

	$115,815	$8,495	$107,320	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposit	6,000	—	6,000	—

	$6,000	$—	$6,000	$—

Financial Instruments

The Company considers the recorded costs of its financial assets and liabilities, which consist of cash equivalents, investment securities available-for-sale, accounts receivable, accounts payable and accrued liabilities, to approximate their fair value because of their relatively short maturities at December 31, 2014 and December 31, 2013. Management believes that the risks associated with its financial instruments are minimal as the counterparties are various corporations, financial institutions and government agencies of high credit standing.

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

The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of December 31, 2014 and 2013, as the Company has a history of collecting on all its accounts including government agencies and collaborations funding its research.

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

2. Summary of Significant Accounting Policies (continued)

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

Deferred Revenue

Cash received as prepayment on future services is deferred and recognized as revenue as the services are performed. The Company must remit interest on any deferred revenue related to a governmental agency. As of December 31, 2014 and 2013, no interest was due as the Company did not have any deferred revenue from a government agency.

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

2. Summary of Significant Accounting Policies (continued)

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

For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. For awards that contain a performance-based vesting condition, expense is amortized using the accelerated attribution method. As share-based compensation expense recognized in the statements of operations for the years ended December 31, 2014, 2013 and 2012 is based on share-based awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures are based on the Company’s historical experience for the years ended December 31, 2014, 2013 and 2012, and have not been material.

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

Expected volatility rates are based on historical volatility of the common stock of comparable publicly traded entities and other factors due to the lack of historic information of the Company’s common stock. The expected life of stock options is the period of time for which the stock options are expected to be outstanding. Given the lack of historic exercise data, the expected life is determined using the “simplified method,” which is defined as the midpoint between the vesting date and the end of the contractual term.

The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not paid dividends to its stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. Therefore, the Company has assumed an expected dividend rate of zero.

For the years ended December 31, 2013 and 2012, given that there was no active market for the Company’s common stock, the exercise prices of the stock options on the dates of grant were determined and approved by the board of directors using several factors, including progress and milestones achieved in the Company’s business development and performance, the price per share of its convertible preferred stock offerings and general industry and economic trends. In establishing the estimated fair value of the common stock, the Company

2. Summary of Significant Accounting Policies (continued)

considered the guidance set forth in American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For the year ended December 31, 2014, the exercise price was determined by using the closing market price of the Company’s common stock on the date of grant.

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

Since the Company had net operating loss carryforwards as of December 31, 2014, 2013 and 2012, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations.

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

The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive as applied to the loss from operations as of December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Stock Equivalents	958,712	898,982	905,284

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction-specific and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Presently, the Company is assessing what effect the adoption of ASU 2014-09 will have on our consolidated financial statements and accompanying notes.

3. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2014	2013
Computer equipment	$39,160	$82,252
Furniture and fixtures	35,958	46,523
Scientific equipment	2,207,848	2,851,947
Leasehold improvements	—	319,553

	2,282,966	3,300,275
Less accumulated depreciation	(2,228,413)	(3,232,003)

	$54,553	$68,272

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $25,481, $23,249 and $47,747 respectively. During 2014, in conjunction with its move in February 2015 to its new headquarters, the Company retired $319,553 of fully depreciated leasehold improvements and disposal of $709,518 of fully depreciated property and equipment. During 2013, the Company retired $11,663 of fully depreciated property and equipment.

4. Share-Based Compensation

The Company sponsors the Intra-Cellular Therapies, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) to provide for the granting of stock-based awards, such as stock options, restricted common stock and restricted stock units to employees, directors and consultants as determined by the Board of Directors. In August 2013, the Company assumed in the Merger the ITI 2003 Equity Incentive Plan , as amended (the “2003 Plan”), which expired by its terms in July 2013. As of December 31, 2014, the outstanding awards under the 2003 Plan were options to purchase 1,125,460 shares of common stock. Effective in November 2013, the Company adopted the 2013 Plan. The Company reserved 2,850,000 shares of common stock for issuance under the 2013 Plan. In January 2014, the number of shares of common stock reserved for issuance under the 2013 Plan automatically increased by 800,000 pursuant to the evergreen provisions of the 2013 Plan.

Stock options granted under the 2013 Plan may be either incentive stock options (“ISOs”) as defined by the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options. The Board of Directors determines who will receive options, the vesting periods (which are generally one to three years) and the exercise prices of such options. Options have a maximum term of 10 years. The exercise price of ISOs granted under the 2013 Plan must be at least equal to the fair market value of the common stock on the date of grant.

Total stock-based compensation expense related to all of the Company’s share-based awards to employees, directors and consultants recognized during the years ended December 31, 2014, 2013 and 2012, was comprised of the following:

	Years Ended December 31,
	2014	2013	2012
Research and development	$1,842,828	$132,543	$111,206
General and administrative	2,001,050	258,850	183,900

Total share-based compensation expense	$3,843,878	$391,393	$295,106

4. Share-Based Compensation (continued)

The following table describes the weighted-average assumptions used for calculating the value of options granted during the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Dividend yield	0%	0%	0%
Expected volatility	80.0%	80.0%	79.7%
Weighted-average risk-free interest rate	2.0%	2.2%	1.2%
Expected term (in years)	6.3	6.2	6.3

Information regarding the stock options activity including with respect to grants to employees, directors and consultants as of December 31, 2014, and changes during the period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Contractual Life
Outstanding at December 31, 2013 (audited)	1,400,125	$1.98	$—	5.3 years
Options granted	1,108,000	$16.50	$—	9.5 years
Options exercised	(247,165)	$0.66	$—	0.5 year
Options canceled or expired	(27,500)	$12.34	$—	6.9 year

Outstanding at December 31, 2014	2,233,460	$9.20	$18,867,087	7.3 years

Vested or expected to vest at December 31, 2014	2,233,460	$9.20	$—

Exercisable at December 31, 2014	1,324,552	$5.10	$16,625,120	5.9 years

The weighted-average grant date fair value for awards granted during the year ended December 31, 2014, was $16.50 per share. Total intrinsic value of the options exercised was approximately $3,696,775 in the year ended December 31, 2014. The total fair value of shares vested in the years ended December 31, 2014, 2013 and 2012, was approximately $3,703,000, $278,000 and $332,000, respectively.

During 2014, 2013 and 2012, the Company granted options to certain scientific advisory board members of the Company to purchase 95,000, 19,000 and 19,500 shares of common stock at an average exercise price per share of $16.86, $3.26, and $2.84 respectively. The options vest ratably over a period of 12 to 24 months. Stock compensation related to these grants will fluctuate with any changes in the underlying value of the Company’s common stock, as the performance period is not fixed.

The unrecognized share-based compensation expense related to stock option awards at December 31, 2014, is $9,240,467 and will be recognized over a weighted-average period of 2.0 years.

5. Income Taxes

Total income tax expense for the years ended December 31 is allocated as follows:

	December 31,
	2014	2013
Current	$1,600	$18,000
Deferred	(14,655,320)	(13,229,355)
Valuation allowance	14,655,320	13,229,355

Provision for income taxes	$1,600	$18,000

5. Income Taxes (continued)

A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31 is as follows:

	December 31,
	2014	2013
Income tax benefit at statutory federal rate	35.00%	35.00%
Permanent differences	0.12	(1.20)
Return-to-provision—R&D Credit	(0.05)	2.61
R&D Credit—current year	2.32	3.72
Reserve for uncertain tax positions	(0.01)	(6.53)
Change in effective state tax rates	(0.14)	6.58
State income tax expense	10.50	10.12
Change in valuation allowance	(47.75)	(50.37)

Provision for income taxes	(0.01)%	(0.07)%

Deferred income taxes reflect the net tax effect of temporary differences that exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. As of December 31, 2014, the Company had $78.2 million of federal net operating loss carryforwards, which expire at various dates through 2034. The gross amount of the state net operating loss carryforwards is equal to or less than the federal net operating loss carryforwards and expires over various periods based on individual state tax law. In general, businesses with U.S. net operating losses (“NOLs”) are considered loss corporations for U.S. federal income tax purposes. Pursuant to Section 382 of the Code, loss corporations that undergo an ownership change, as defined under the Code, may be subject to an annual limitation on the amount of NOLs (and certain other tax attributes) available to offset taxable income earned after such ownership change. The Company has performed an analysis and has determined that it has not triggered any ownership changes pursuant to the rules prescribed under U.S. tax law and accordingly, the Company believes that the use of the Company’s net operating loss carryforwards will not be restricted due to changes in Company ownership as of December 31, 2014.

At December 31, 2014, the Company had $1.5 million in excess tax benefits related to stock-based compensation deductions, the benefit of which will be recorded to additional paid-in-capital once the benefit is realized through a reduction of income taxes payable.

The following summarizes the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013, respectively:

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$34,870,169	$22,346,862
Accrued employee benefits	443,371	377,049
Capitalized research and development costs	—	31,891
Research and development credit	2,570,540	1,874,939
Nonqualified stock options	1,563,785	53,686

Deferred tax liabilities:
Depreciation	(5,204)	102,916

Net deferred tax asset	39,442,661	24,787,343
Valuation allowance	(39,442,661)	(24,787,343)

Net deferred tax asset	$—	$—

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

The following summarizes the significant components of gross unrecognized tax benefits as of December 31, 2014 and 2013, respectively:

	December 31,
	2014	2013
Balance at January1,	$1,715,904	$—
Current Year Uncertain Tax Positions:
Gross Increases	1,731	6,649
Prior Year Uncertain Tax Positions:
Gross Increases	—	1,709,255

Balance at December 31,	$1,717,635	$1,715,904

6. Collaborations and License Agreements

The Bristol-Myers Squibb License Agreement

On May 31, 2005, the Company entered into a worldwide, exclusive License Agreement with Bristol-Myers Squibb Company (“BMS”), pursuant to which the Company holds a license to certain patents and know-how of BMS relating to ITI-007 and other specified compounds. The agreement was amended on November 3, 2010. The licensed rights are exclusive, except BMS retains rights in specified compounds in the fields of obesity, diabetes, metabolic syndrome and cardiovascular disease. However, BMS has no right to use, develop or commercialize ITI-007 and other specified compounds in any field of use. The Company has the right to grant sublicenses of the rights conveyed by BMS. The Company is obliged under the license to use commercially reasonable efforts to develop and commercialize the licensed technology. The Company is also prohibited from engaging in the clinical development or commercialization of specified competitive compounds.

Under the agreement, the Company made an upfront payment of $1.0 million to BMS, a milestone payment of $1.25 million in December 2013, and a milestone payment of $1.5 million in December 2014 following the initiation of the Company’s first Phase 3 clinical trial for ITI-007 for patients with exacerbated schizophrenia. Possible milestone payments remaining total $12.0 million. Under the agreement, the Company may be obliged to make other milestone payments to BMS for each licensed product of up to an aggregate of approximately $14.75 million. The Company is also obliged to make tiered single digit percentage royalty payments on sales of licensed products. The Company is obliged to pay to BMS a percentage of non-royalty payments made in consideration of any sublicense.

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

The Takeda Pharmaceutical License and Collaboration Agreement and Termination Agreement

On February 25, 2011, the Company entered into a license and collaboration agreement with Takeda Pharmaceutical Company Limited under which the Company agreed to collaborate to research, develop and

6. Collaborations and License Agreements (continued)

commercialize its proprietary compound ITI-214 and other selected compounds that selectively inhibit PDE1 for use in the prevention and treatment of human diseases. As part of the agreement, the Company assigned to Takeda certain patents owned by the Company that claim ITI-214 and granted Takeda an exclusive license to develop and commercialize compounds identified in the conduct of the research program that satisfy specified criteria. However, the Company retained rights to all compounds that do not meet the specified criteria and the Company continues to develop PDE1 inhibitors outside the scope of the agreement.

Under the terms of the agreement, the Company conducted a research program with an initial term of three years to identify and characterize compounds that meet certain specified criteria sufficient for further development by Takeda. This research program ended in February 2014. The Company was responsible for its expenses incurred in the conduct of certain research activities specified in the research plan. Takeda agreed to reimburse the Company for expenses the Company incurred in conducting additional research activities.

Upon execution of the agreement, Takeda made a nonrefundable payment to the Company. The Company was eligible to receive payments of approximately $500 million in the aggregate upon achievement of certain development milestones and up to an additional $250 million in the aggregate upon achievement of certain sales-based milestones, along with tiered royalty payments ranging from the high single digits to the low teens in percent based on net sales by Takeda.

On October 31, 2014, the Company entered into an agreement with Takeda terminating the Takeda License Agreement, pursuant to which all rights granted under the Takeda License Agreement were returned to the Company. Takeda will complete certain ongoing activities relating to non-clinical studies and will transfer product inventory and materials to the Company but will not have any other ongoing involvement or funding obligations in connection with the development program. ITI-214 is the first compound in its class to successfully advance into Phase 1 clinical trials. The Company intends to continue the development of ITI-214 for the treatment of CNS and other disorders. The Company is in the process of refining its strategy for the PDE1 inhibitor program. By regaining unrestricted access to ITI-214, backups and the proprietary chemistry, the Company can now integrate the efforts of its internal PDE program to include the later stage portfolio. The Company does not anticipate a significant increase in its operating expenses related to its PDE development programs over the next twelve months. Other compounds in the PDE portfolio are also being advanced for the treatment of various indications, including non-CNS therapeutic areas.

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

In addition, ITI is required to use at least $1.0 million annually of its resources for the development and commercialization of the technology until ITI submits an NDA. ITI met its spending requirements in 2014. There were no other payments made or required under the License for the years ended December 31, 2014 and 2013.

7. Commitments and Contingencies

The Company currently has operating lease agreements with commitments for $13,125,243 for laboratory and office facilities through 2020.

At December 31, 2014, future minimum lease payments under leases having an initial or remaining non-cancellable lease term in excess of one year are set forth in the table below:

Year
2015	$10,630
2016	1,048,661
2017	1,175,454
2018	1,210,718
2019	1,247,039
2020	8,432,741

$13,125,243

Rent expense for the years ended December 31, 2014, 2013 and 2012 was $853,504, $827,479 and $809,332, respectively.

8. Employee Benefit Plan

The Company sponsors a defined contribution 401(k) plan covering all full-time employees. Participants may elect to contribute their annual pre-tax earnings up to the federally allowed maximum limits. The Company makes a matching contribution of 50% on the first 6% of contributions made by participants. Participant and Company contributions vest immediately. During the years ended December 31, 2014, 2013 and 2012, the Company recorded matching contribution expense of $84,757, $77,138 and $79,656, respectively.

9. Subsequent Events

In the first quarter of 2015, the Company moved its headquarters to 430 East 29th Street, New York, New York 10016. The Company has entered into a long-term lease for approximately 14,678 square feet of useable laboratory and office space. The lease has a term of 11 years. The Company expects that its facility related costs will increase moderately beginning in 2015 due to this new facility.

On March 11, 2015, the Company completed its public offering of 5,411,481 shares of its common stock at a price of $24.00 per share for aggregate gross proceeds of approximately $129.9 million, and net proceeds of approximately $121.4 million.

10. Unaudited Quarterly Financial Information

The tables herein set forth the Company’s unaudited condensed consolidated 2014 and 2013 quarterly statements of operations.

The following table sets for the Company’s unaudited condensed consolidated statements of operations for the 2014 quarters ended:

2014 Quarter Ended	December 31,	September 31,	June 30,	March 31,
Revenue	$65,862	$124,414	$219,238	$167,787
Net loss	(15,199,130)	(6,415,507)	(4,533,539)	(4,543,284)
Basic and diluted net loss per share	$(0.52)	$(0.22)	$(0.15)	$(0.17)

10. Unaudited Quarterly Financial Information (continued)

The following table sets for the Company’s unaudited condensed consolidated statements of operations for the 2013 quarters ended:

2013 Quarter Ended	December 31,	September 31,	June 30,	March 31,
Revenue	$827,531	$667,955	$643,264	$598,252
Net loss	(8,040,810)	(4,911,620)	(8,277,391)	(5,638,377)
Basic and diluted net loss per share	$(0.36)	$(0.28)	$(0.56)	$(0.39)