Form 10-Q
period 2015-03-31
Intra-Cellular Therapies, Inc.
filed 2015-04-30
CIK 1567514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2015, the registrant had 34,967,837 shares of common stock outstanding.

Intra-Cellular Therapies, Inc.

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” mean Intra-Cellular Therapies, Inc. and our subsidiaries. “ITI” refers to our wholly-owned operating subsidiary ITI, Inc. and its subsidiary.

i

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$100,802,133	$61,325,044
Investment securities, available-for-sale	134,424,335	68,320,672
Accounts receivable	3,315	51,603
Prepaid expenses and other current assets	1,267,369	1,288,953

Total current assets	236,497,152	130,986,272
Property and equipment, net	559,709	54,553
Other assets	70,944	70,944

Total assets	$237,127,805	$131,111,769

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,574,351	$2,052,765
Accrued and other current liabilities	9,029,493	7,529,241
Accrued employee benefits	988,897	975,058

Total current liabilities	14,592,741	10,557,064

Long-term liabilities	160,112	—

Total liabilities	14,752,853	10,557,064

Stockholders’ equity:
Common stock, $.0001 par value: 100,000,000 shares authorized; 34,967,837 and 29,499,059 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	3,497	2,950
Additional paid-in capital	332,948,140	208,912,345
Accumulated deficit	(110,542,781)	(88,255,957)
Accumulated comprehensive loss	(33,904)	(104,633)

Total stockholders’ equity	222,374,952	120,554,705

Total liabilities and stockholders’ equity	$237,127,805	$131,111,769

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited) Three Months Ended March 31,
	2015	2014

Revenues	$3,315	$167,787

Costs and expenses:
Research and development	18,632,427	2,829,299
General and administrative	3,771,628	1,912,951

Total costs and expenses	22,404,055	4,742,250

Loss from operations	(22,400,740)	(4,574,463)
Interest income	113,916	36,220
Interest expense	—	(5,041)

Net loss	$(22,286,824)	$(4,543,284)

Net loss per common share:
Basic & Diluted	$(0.72)	$(0.17)

Weighted average number of common shares:
Basic & Diluted	30,775,287	26,475,907

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Net loss	$(22,286,824)	$(4,543,284)

Other comprehensive loss:
Unrealized gain on investment securities	70,729	—

Comprehensive loss	$(21,216,095)	$(4,543,284)

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited) Three Months Ended March 31,
	2015	2014

Cash flows provided by (used in) operating activities
Net loss	$(22,286,824)	$(4,543,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,240	6,317
Share-based compensation expense	2,099,826	199,754
Issuance of common stock for services	45,682	—
Amortization of premiums on investment securities	151,325	—
Changes in operating assets and liabilities:
Accounts receivable	48,288	168,531
Prepaid expenses and other assets	21,584	108,247
Accounts payable	2,521,586	(1,252,288)
Accrued liabilities	1,514,091	(1,670,114)
Deferred rent	160,112	—

Net cash used in operating activities	(15,709,090)	(6,982,837)

Cash flows provided by (used in) investing activities
Purchases of investments	(71,142,903)	—
Maturities of investments	4,958,644	—
Purchases of property and equipment	(520,396)	(3,120)

Net cash used in investing activities	(66,704,655)	(3,120)

Cash flows provided by (used in) financing activities
Proceeds from stock option exercises	101,036	—
Gross proceeds of public offering	122,083,012	116,191,285
Payment of costs of public offering	(293,214)	(738,005)

Net cash provided by financing activities	121,890,834	115,453,280

Net increase in cash and cash equivalents	39,477,089	108,467,323
Cash and cash equivalents at beginning of period	61,325,044	35,150,924

Cash and cash equivalents at end of period	$100,802,133	$143,618,247

Cash paid for interest	$—	$5,041

Cash paid for taxes	$1,600	$3,900

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2015

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

In accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, ITI was considered the acquirer for accounting purposes, and had accounted for the transaction as a capital transaction, because ITI’s former stockholders received 100% of the voting rights in the combined entity and ITI’s senior management represented all of the senior management of the combined entity. Consequently, the assets and liabilities and the historical operations that are reflected in the Company’s consolidated financial statements are those of ITI and have been recorded at the historical cost basis of the Company. All share and per share amounts in the condensed consolidated financial statements and related notes have been retrospectively adjusted to reflect the one-for-0.5 shares of capital stock exchange as well as the conversion of the Notes (defined below) and the Series A, B, and C redeemable convertible preferred stock of ITI.

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

On October 31, 2014, the Company entered into a termination agreement with Takeda Pharmaceutical Company Limited (“Takeda”) terminating the worldwide license and collaboration agreement under which the Company and Takeda were jointly developing the Company’s proprietary compound ITI-214 and other selected compounds that selectively inhibit phosphodiesterase type 1 (“PDE1”) for use in the prevention and treatment of human diseases. Through March 31, 2015, the Company had received approximately $29.0 million in total payments under the agreement and was previously eligible to receive milestone payments and royalties based on net sales. The Company is in the process of refining its strategy for the PDE1 inhibitor program.

In the first quarter of 2015, the Company moved its headquarters to 430 East 29th Street, New York, New York 10016. The Company has entered into a long-term lease for approximately 16,753 square feet of useable laboratory and office space. The lease has a term of 11 years. The Company expects that its facility related costs will increase moderately beginning in 2015 due to this new facility. A board member of the Company is a co-founder, Chairman of the board of directors, Chief Executive Officer, President and a director of the parent company to the landlord under this lease.

On March 11, 2015, the Company completed a public offering of common stock in which the Company sold 5,411,481 shares of common stock, which included the exercise of the underwriters’ option to purchase an additional 661,481 shares, at an offering price of $24.00 per share. After deducting underwriting discounts, commissions and offering expenses, the net proceeds to the Company were approximately $121.8 million.

In order to further its research projects and support its collaborations, the Company will require additional financing until such time, if ever, that revenue streams are sufficient to generate consistent positive cash flow from operations. Possible sources of funds include public or private sales of the Company’s equity securities, sales of debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of the Company’s product candidates and technology and, to a lesser extent, grant funding. On August 29, 2014, the Company filed a universal shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “SEC”) on September 15, 2014, to register $150 million of the Company’s common stock, preferred stock, various series of debt securities, warrants, rights and purchase contracts to purchase any of such securities, either individually or in units, for issuance from time to time at prices and on terms to be determined at the time of any such offering. After the public offering in March 2015, approximately $20.1 million of securities remains available for issuance under this shelf registration. This registration statement will remain in effect for up to three years from the initial effective date.

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

Investment Securities

Investment securities consisted of the following (in thousands):

	March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(unaudited)

U.S. Government Agency Securities	$11,808	$1	$(6)	$11,803
FDIC Certificates of Deposit	19,515	7	—	19,522
Certificates of Deposit	57,000	—	—	57,000
Commercial Paper	7,249	—	—	7,249
Corporate Notes/Bonds	38,886	4	(40)	38,850

	$134,458	$12	$(46)	$134,424

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$4,316	$—	$(3)	$4,313
FDIC Certificates of Deposit	16,374	—	(14)	16,360
Certificates of Deposit	2,000	—	—	2,000
Commercial Paper	9,743	1	—	9,744
Corporate Notes/Bonds	35,992	—	(89)	35,903

	$68,425	$1	$(106)	$68,320

The Company has classified all of its investment securities available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of March 31, 2015 and December 31, 2014, the Company held $36.5 million and $31.8 million, respectively, of available-for-sale investment securities with contractual maturity dates more than one year and less than two years.

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

The Company has no assets or liabilities that were measured using quoted prices for significant unobservable inputs (Level 3 assets and liabilities) as of March 31, 2015 and December 31, 2014. The carrying value of cash held in money market funds of approximately $22.6 million as of March 31, 2015 and $8.5 million as of December 31, 2014, is included in cash and cash equivalents and approximates market value based on quoted market price or Level 1 inputs.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$22,578	$22,578	$—	$—
U.S. Government Agency Securities	11,803	—	11,803	—
FDIC certificates of deposit	19,522	—	19,522	—
Certificates of deposit	89,500	—	89,500	—
Commercial paper	7,249	—	7,249	—
Corporate Bonds/Notes	38,850	—	38,850	—

	$189,502	$22,578	$166,924	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$8,495	$8,495	$—	$—
U.S. Government Agency Securities	4,313	—	4,313	—
FDIC certificates of deposit	16,360	—	16,360	—
Certificates of deposit	41,000	—	41,000	—
Commercial paper	9,744	—	9,744	—
Corporate Bonds/Notes	35,903	—	35,903	—

	$115,815	$8,495	$107,320	$—

Financial Instruments

The Company considers the recorded costs of its financial assets and liabilities, which consist of cash equivalents, accounts receivable, accounts payable and accrued liabilities, to approximate their fair value because of their relatively short maturities at March 31, 2015 and December 31, 2014. Management believes that the risks associated with its financial instruments are minimal as the counterparties are various corporations, financial institutions and government agencies of high credit standing.

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

The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of March 31, 2015 and December 31, 2014, as the Company has a history of collecting on all of its accounts, including government agencies and collaborations funding its research.

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

The Company has entered into arrangements involving the delivery of more than one element. Each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting. For the Company, this determination is generally based on whether the deliverable has “stand-alone value” to the customer. The Company adopted this accounting standard on a prospective basis for all Multiple-Deliverable Revenue Arrangements (“MDRAs”), entered into on or after January 1, 2011, and for any MDRAs that were entered into prior to January 1, 2011, but materially modified on or after that date.

The adoption of this accounting standard did not have a material impact on the Company’s results of operations for the quarters ended March 31, 2015 and 2014, or on the Company’s financial positions as of March 31, 2015 and December 31, 2014.

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

For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. For awards that contain a performance condition, expense is amortized using the accelerated attribution method. As share-based compensation expense recognized in the statements of operations for the three months ended March 31, 2015 and 2014 is based on share-based awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures are based on the Company’s historical experience for the three months ended March 31, 2015 and 2014, and have not been material.

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

Prior to January 1, 2014, given that there was no active market for the Company’s common stock, the exercise price of the stock options on the date of grant was determined and approved by the board of directors using several factors, including progress and milestones achieved in the Company’s business development and performance, the price per share of its convertible preferred stock offerings and general industry and economic trends. In establishing the estimated fair value of the common stock, the Company considered the guidance set forth in American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For stock options granted in 2014 and 2015, the exercise price was determined by using the closing market price of the Company’s common stock on the date of grant.

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

Since the Company had net operating loss carryforwards as of March 31, 2015 and 2014, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations.

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

The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive as applied to the loss from operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Stock options	1,621,168	941,279

3. Property and Equipment

Property and equipment consist of the following:

	March 31, 2015	December 31, 2014

Computer equipment	$40,417	$39,160
Furniture and fixtures	26,984	35,958
Scientific equipment	2,725,589	2,207,848

	2,792,990	2,282,966
Less accumulated depreciation	(2,233,281)	(2,228,413)

	$559,709	$54,553

Depreciation expense for the three months ended March 31, 2015 and 2014 was $15,240 and $6,317 respectively.

4. Share-Based Compensation

The Company sponsors the Intra-Cellular Therapies, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) to provide for the granting of stock-based awards, such as stock options, restricted common stock, restricted stock units and stock appreciation rights to employees, directors and consultants as determined by the Board of Directors. In August 2013, the Company assumed in the Merger the ITI 2003 Equity Incentive Plan, as amended (the “2003 Plan”), which expired by its terms in July 2013. As of March 31, 2015, the only outstanding awards under the 2003 Plan were options to purchase 1,070,076 shares of common stock. Effective in November 2013, the Company adopted the 2013 Plan. The Company reserved 2,850,000 shares of common stock for issuance under the 2013 Plan. In both January 2015 and 2014, the number of shares of common stock reserved for issuance under the 2013 Plan automatically increased by 800,000 pursuant to the evergreen provisions of the 2013 Plan.

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

Total stock-based compensation expense, related to all of the Company’s share-based awards to employees, directors and consultants recognized during three months ended March 31, 2015 and 2014, was comprised of the following:

	Three Months Ended March 31,
	2015	2014

Research and development	$671,609	$97,417
General and administrative	1,428,217	102,337

Total share-based compensation expense	$2,099,826	$199,754

The following table describes the weighted-average assumptions used for calculating the value of options granted during the three months ended March 31, 2015:

2015

Dividend yield	0%
Expected volatility	80%
Weighted-average risk-free interest rate	1.6%
Expected term	6.5 years

Information regarding the stock options activity including with respect to grants to employees, directors and consultants as of March 31, 2015, and changes during the three-month period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life

Outstanding at December 31, 2014 (audited)	2,233,460	$9.20	7.3 years
Options granted (unaudited)	682,473	$17.57	9.8 years
Options exercised (unaudited)	(55,384)	$1.82	3.8 years
Options canceled or expired (unaudited)	—	$—	—

Outstanding at March 31, 2015 (unaudited)	2,860,549	$11.34	7.8 years

Vested or expected to vest at March 31, 2015 (unaudited)	2,860,549	$11.34

Exercisable at March 31, 2015 (unaudited)	1,323,832	$5.75	6.0 years

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

The Takeda Pharmaceutical License and Collaboration Agreement and Termination Agreement

On February 25, 2011, the Company entered into a license and collaboration agreement (the “Takeda License Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”) under which the Company agreed to collaborate to research, develop and commercialize its proprietary compound ITI-214 and other selected compounds that selectively inhibit PDE1 for use in the prevention and treatment of human diseases. As part of the agreement, the Company assigned to Takeda certain patents owned by the Company that claim ITI-214 and granted Takeda an exclusive license to develop and commercialize compounds identified in the conduct of the research program that satisfy specified criteria. However, the Company retained rights to all compounds that do not meet the specified criteria and the Company continues to develop PDE1 inhibitors outside the scope of the agreement.

On October 31, 2014, the Company entered into an agreement with Takeda terminating the Takeda License Agreement, pursuant to which all rights granted under the Takeda License Agreement were returned to the Company. Takeda will complete certain ongoing activities relating to non-clinical studies and will transfer product inventory and materials to the Company but will not have any other ongoing involvement or funding obligations in connection with the development program. ITI-214 is the first compound in its class to successfully advance into Phase 1 clinical trials. The Company intends to continue the development of ITI-214 for the treatment of CNS and other disorders. The Company is in the process of refining its strategy for the PDE1 inhibitor program. By regaining unrestricted access to ITI-214, backups and the proprietary chemistry, the Company can now integrate the efforts of its internal PDE program to include the later stage portfolio. The Company does not anticipate a significant increase in its operating expenses related to its PDE development programs during 2015. Other compounds in the PDE portfolio are also being advanced for the treatment of various indications, including non-CNS therapeutic areas.

Other License Agreement

In May 2002, the Company entered into a license agreement (the “License”) and research agreement with a university. Under the provisions of the License, the Company is entitled to use this organization’s patented technology and other intellectual property relating to diagnosis and treatment of central nervous system disorders.

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

In addition, ITI is required to use at least $1.0 million annually of its resources for the development and commercialization of the technology until ITI submits an NDA. ITI met its spending requirements in 2014. There were no other payments made or required for the three months ended March 31, 2015 and 2014.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on March 12, 2015. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K filed on March 12, 2015, as updated from time to time in our subsequent periodic and current reports filed with the SEC.

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

We are proceeding with Phase 3 development of ITI-007 for the treatment of schizophrenia. We plan to conduct two randomized, double-blind, placebo-controlled Phase 3 clinical trials of ITI-007 in patients with acutely exacerbated schizophrenia, with over 400 patients in the first trial and over 500 patients in the second trial. We initiated the first Phase 3 clinical trial in schizophrenia in the fourth quarter of 2014 and, subject to finalizing the trial protocols and arrangements with clinical trial sites, we intend to initiate a second Phase 3 clinical trial in the second quarter of 2015. In the first Phase 3 trial, we are randomizing patients to two doses of ITI-007 (60mg or 40mg) or placebo over a 4-week treatment duration, and the primary outcome measure is change from baseline to Day 28 on the PANSS total score. In the second Phase 3 trial, we will randomize patients to two doses of ITI-007 (60mg or 20mg), risperidone (active control) or placebo over a 6-week treatment duration, and the primary outcome measure is change from baseline to Day 42 on the PANSS total score. Subject to timely enrollment, we anticipate that the results of the first Phase 3 clinical trial of ITI-007 in patients with schizophrenia will be available in the second half of 2015. Subject to further discussions with the U.S. Food and Drug Administration, or FDA, we also plan to initiate separate additional trials in bipolar disorder in 2015. We have not yet discussed our plans to develop ITI-007 for the treatment of bipolar disorder with the FDA. We expect that the planned trials in bipolar disorder will overlap in time with the clinical conduct of the planned trials in schizophrenia. In addition to our Phase 3 clinical trials, we will need to complete other clinical and non-clinical trials and manufacturing and pre-commercialization activities necessary to support the submission of a planned New Drug Application, or NDA, for ITI-007 in schizophrenia, which we currently expect could occur at the end of 2016 or the beginning of 2017.

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

We are also pursuing clinical development of ITI-007 for the treatment of additional CNS diseases and disorders. At the lowest doses, ITI-007 has been demonstrated to act primarily as a potent 5-HT2A serotonin receptor antagonist. As the dose is increased, additional benefits are derived from the engagement of additional drug targets, including modest dopamine receptor modulation and modest inhibition of serotonin transporters. We believe that combined interactions at these receptors may provide additional benefits above and beyond selective 5-HT2A antagonism for treating agitation, aggression and sleep disturbances in diseases that include dementia, Alzheimer’s disease, Huntington’s disease and autism spectrum disorders, while avoiding many of the side effects associated with more robust dopamine receptor antagonism. As the dose of ITI-007 is further increased, leading to moderate dopamine receptor modulation, inhibition of serotonin transporters, and indirect glutamate modulation, these actions complement the complete blockade of 5-HT2A serotonin receptors. At a dose of 60 mg, ITI-007 has been shown effective in treating the symptoms associated with schizophrenia, and we believe this higher dose range will be useful for the treatment of bipolar disorder, depressive disorders and other neuropsychiatric diseases.

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

We have a second major program called ITI-002 that has yielded a portfolio of compounds that selectively inhibits the enzyme phosphodiesterase type 1, or PDE1. PDE1 helps regulate brain activity related to cognition, memory processes and movement/coordination. On February 25, 2011, we (through our wholly owned operating subsidiary, ITI) and Takeda Pharmaceutical Company Limited, or Takeda, entered into a license and collaboration agreement, or the Takeda License Agreement, under which we agreed to collaborate to research, develop and commercialize our proprietary compound ITI-214 and other selected compounds that selectively inhibit PDE1 for use in the prevention and treatment of human diseases. On October 31, 2014, we entered into an agreement with Takeda terminating the Takeda License Agreement, or the Termination Agreement, pursuant to which all rights granted under the Takeda License Agreement were returned to us. Takeda will complete certain ongoing activities relating to non-clinical studies and will transfer product inventory and materials to us but will not have any other ongoing involvement or funding obligations in connection with the development program. ITI-214 is the first compound in its class to successfully advance into Phase 1 clinical trials. We intend to continue the development of ITI-214 for the treatment of CNS and other disorders. We expect to finalize our strategy for the PDE1 inhibitor program by the end of 2015. By regaining unrestricted access to ITI-214, backups and the proprietary chemistry, we can now integrate the efforts of our internal PDE1 program to include the later stage portfolio. We do not anticipate a significant increase in our operating expenses related to our PDE development programs in 2015. Other compounds in the PDE1 portfolio are also being advanced for the treatment of various indications, including non-CNS therapeutic areas.

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

Since inception, we have devoted substantially all of our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of March 31, 2015, our accumulated deficit was $110.5 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and pre-clinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.

Our corporate headquarters and laboratory are located in New York, New York.

Recent Developments

On March 11, 2015, we completed a public offering of 5,411,481 shares of our common stock at a price of $24.00 per share for aggregate gross proceeds of approximately $129.9 million and net proceeds of approximately $121.8 million.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.

Revenues

We have not generated any revenue from product sales to date and we do not expect to generate revenues from product sales for at least the next several years. Our revenues for the three months ended March 31, 2015 have been from a government grant. For the three months ended March 31, 2014, revenues were from our recently terminated license and collaboration agreement with Takeda. We will not receive any further revenue under the Takeda License Agreement, which was terminated on October 31, 2014. We have received and may continue to receive grants from U.S. government agencies and foundations.

We do not expect any revenues that we may generate in the next several years to be significant enough to fund our operations.

Expenses

The process of researching and developing drugs for human use is lengthy, unpredictable and subject to many risks. It is difficult to estimate the costs or the timelines in which those costs will be incurred. We have one project, ITI-007 for the treatment of schizophrenia, which consumes a large portion of our current, as well as projected, resources. In addition, in the third quarter of 2014, we completed a Phase 1/2 clinical trial of ITI-007-200, which was designed to evaluate the safety, tolerability and pharmacokinetics of low doses of ITI-007 in healthy geriatric subjects and in patients with dementia, including Alzheimer’s disease. We intend to pursue other disease indications that ITI-007 may address, but there are large costs associated with pursuing FDA approval for those indications, which would include the cost of additional clinical trials.

Our ITI-002 program has a compound, ITI-214, in Phase 1 development. We intend to pursue the development of this and the other compounds in our PDE1 portfolio for the treatment of central nervous system, cardiovascular and other disorders. We expect to finalize our strategy for the PDE1 inhibitor program that was returned to us from Takeda by the end of 2015. We do not anticipate a significant increase in our operating expenses related to our PDE development programs in 2015. Our other projects are still in the pre-clinical stages, and will require extensive funding not only to complete pre-clinical testing, but to enter into and complete clinical trials. Expenditures that we incur on these projects will be subject to availability of funding in addition to the funding required for the advancement of ITI-007. Any failure or delay in the advancement of ITI-007 could require us to re-allocate resources from our other projects to the advancement of ITI-007, which could have a significant material adverse impact on the advancement of these other projects and on our results of operations. Our operating expenses are comprised of (i) research and development expenses and (ii) general and administrative expenses. Our research and development costs are comprised of:

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

We expect that research and development expenses will increase substantially as we proceed with our Phase 3 clinical trials for ITI-007 in patients with exacerbated schizophrenia. We also expect that our general and administrative costs will increase substantially from prior periods primarily due to the increased costs associated with being a public reporting entity, which would include adding additional personnel. We granted options to purchase 1,108,000 shares of our common stock in 2014 and have granted options to purchase an additional 682,473 shares of our common stock in 2015 through April 30th. We will recognize expense associated with these options over the next three years in both research and development expenses and general and administrative expenses. We expect this non-cash expense to be material and affect quarter to quarter and year to date comparisons in the upcoming year. We expect to continue to grant stock options and other stock-based awards in the future, which will increase our stock-based compensation expense in future periods.

The following table sets forth our revenues and operating expenses for the three month periods ended March 31, 2015 and 2014 (in thousands):

	2015	2014
	(Unaudited) (In Thousands)

Revenues	$3	$168

Expenses
Research and Development	18,632	2,829
General and Administrative	3,772	1,913

	22,404	4,742
Interest Income	114	31

Net Loss	$(22,287)	$(4,543)

Comparison of Three Month Periods Ended March 31, 2015 and March 31, 2014

Revenues

Revenues decreased for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 by approximately $164,000, as revenue during the three month period ended March 31, 2014 related primarily to the license and collaboration agreement with Takeda, which has since been terminated, as compared to revenue of approximately $3,000 during the three month period ended March 31, 2015 from a government grant.

Research and Development Expenses

Research and development expenses increased to $18.6 million for the three month period ended March 31, 2015 as compared to $2.8 million for the three month period ended March 31, 2014. This change is due primarily to an increase of approximately $13.9 million of costs associated with outside clinical testing in the three month period ended March 31, 2015 over the three month period ended March 31, 2014. The vast majority of this increase is due to costs associated with conducting the ITI-007 Phase 3 clinical trial. Amounts payable to external parties comprise a significant portion of our research and development costs. In the three months ended March 31, 2015, we incurred approximately $16.8 million of costs to external parties who manufactured, tested and performed clinical trial related activities as compared to $2.0 million in the three month period ended March 31, 2014. Of these external costs, approximately $16.7 million in the three months ended March 31, 2015 and $1.9 million in the three month period ended March 31, 2014 were for ITI-007 related projects. The remaining amounts for each of these periods were spent on other projects. Internal costs are comprised primarily of labor, fringe benefits, materials, supplies and facilities and maintenance costs and were approximately $1.8 million and $0.8 million in the three months ended March 31, 2015 and 2014, respectively.

As development of ITI-007 progresses, we anticipate costs for ITI-007 to increase considerably in the remainder of 2015 and in the next several years as we conduct Phase 3 and other clinical trials. We are also required to complete non-clinical testing to obtain FDA approval and manufacture material needed for clinical trial use, which includes non-clinical testing of the drug product and the creation of an inventory of drug product in anticipation of possible FDA approval. As of March 31, 2015, we employed 17 full time personnel in our research and development group as compared to 14 full time personnel at March 31, 2014. We expect to hire additional staff as we increase our development efforts and grow our business in the upcoming years.

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

During previous years we also incurred costs that were both reimbursable and non-reimbursable under the Takeda License Agreement. For the quarters ended March 31, 2015 and 2014, we incurred no direct costs that were billable to Takeda. As we refine our strategy for the PDE1 inhibitor program that was returned to us from Takeda, we do not expect a significant increase in our operating expenses related to our PDE development programs in 2015.

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

The successful development of our product candidates and the approval process requires substantial time, effort and financial resources, and is uncertain and subject to a number of risks. We cannot be certain that any of our product candidates will prove to be safe and effective, will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval, or will be granted marketing approval on a timely basis, if at all. Data from pre-clinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval or could result in label warnings related to or recalls of approved products. We, the FDA, or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our product candidates. Other risks associated with our product candidates are described in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 12, 2015, as updated from time to time in our other periodic and current reports filed with the SEC.

General and Administrative Expenses

General and administrative expenses increased for the three month period ended March 31, 2015 as compared to the three month period ended March 31, 2014 by approximately $1.9 Million, or 97%. The increase is primarily the result of stock option expense and to a much lesser extent to increased labor costs and state and local franchise and capital taxes. Salaries, bonuses and related benefit costs for our executive, finance and administrative functions for the three months ended March 31, 2015 and 2014 constituted approximately 57% and 32% of our total general and administrative costs, respectively. The next major categories of expenses are patent costs, legal, accounting and other professional fees and, to a lesser extent, facilities and general office-related overhead. We expect all general and administrative costs to increase significantly as we expand our operations and have become subject to the reporting requirements of a public company.

Liquidity and Capital Resources

On March 11, 2015, we completed a public offering of 5,411,481 shares of our common stock for aggregate gross proceeds of approximately $129.9 million and net proceeds of approximately $121.8 million.

Through March 31, 2015, we provided funds for our operations by obtaining approximately $388.3 million of cash primarily through public and private offerings of our common stock and other securities, grants from government agencies and foundations and payments received under the recently terminated Takeda License Agreement. We do not believe that grant revenue will be a significant source of funding in the near future, and Takeda has no ongoing funding obligations following the termination of the Takeda License Agreement on October 31, 2014.

As of March 31, 2015, we had a total of $235.2 million in cash and cash equivalents and available-for-sale investment securities, and approximately $14.6 million of short-term liabilities consisting entirely of liabilities from operations. Excluding the increase in net cash of approximately $121.8 million from the public offering in March, 2015, we spent approximately $16.2 million in cash and reduced working capital by approximately $20.3 million for the quarter ended March 31, 2015. This use of working capital is due primarily to conducting clinical trials and non-clinical testing, including manufacturing related activities and funding recurring operating expenses.

We expect to use cash of between $70 million and $80 million during the remainder of 2015, which we expect to be due primarily to the development of ITI-007 in patients with schizophrenia, behavioral disturbances in dementia, bipolar disorder and depressive disorders, our ITI-007 long acting injectable development program through pre-clinical and early clinical development, research and preclinical development of our other product candidates, the continuation of manufacturing activities in connection with the development of ITI-007, recurring expenses and costs to produce, develop and validate materials to be used in clinical and non-clinical studies related to ITI-007, and expenses associated with our other development programs and general operations. We expect that cash expenditures will continue to increase after 2015 as we incur costs to fund our development of ITI-007 in patients with schizophrenia, behavioral disturbances in dementia, bipolar disorder and depressive disorders; our ITI-007 long acting injectable development program through pre-clinical and early clinical development; research and preclinical development of our other product candidates; and the continuation of manufacturing activities in connection with the development of ITI-007. We believe that our existing cash and cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2016.

We will require significant additional financing in the future to continue to fund our operations. In particular, we anticipate that we will need to secure funding to complete the additional clinical and non-clinical trials, manufacturing and pre-commercialization activities needed for potential regulatory approval and commercialization of ITI-007 in patients with schizophrenia, continuing clinical trials of ITI-007 in patients with dementia, including Alzheimer’s disease, for further development of ITI-007 in patients with bipolar disorder, depressive disorders and other indications, and for development of our other product candidates.

We have incurred losses in every year since inception with the exception of 2011, when we received an up-front fee and a milestone payment related to the Takeda License Agreement. These losses have resulted in significant cash used in operations. For the three months ended March 31, 2015, we used net cash in operating activities of approximately $15.7 million and expect to use cash up to approximately $85 million to $95 million for the year ending December 31, 2015. While we have several research and development programs underway, the ITI-007 program has advanced the furthest and will continue to consume increasing amounts of cash for conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct these activities necessary to pursue FDA approval of ITI-007 and our other product candidates, we expect the amount of cash needed to fund operations to increase significantly over the next several years.

With the termination of the Takeda License Agreement in October 2014, we will not receive milestone payments and expense reimbursements, including patent filing costs, from Takeda and will be responsible for the costs of developing ITI-214. We expect to finalize our strategy for our PDE1 inhibitor program by the end of 2015. We do not anticipate a significant increase in our operating expenses related to our PDE development programs during 2015.

We seek to balance the level of cash, cash equivalents and investments on hand with our projected needs and to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms. Until we can generate significant revenues from operations, we will need to satisfy our future cash needs through public or private sales of our equity securities, sales of debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of our product candidates and technology and, to a lesser extent, grant funding. On August 29, 2014, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on September 15, 2014, to register $150 million of our common stock, preferred stock, various series of debt securities, warrants, rights and purchase contracts to purchase any of such securities, either individually or in units, for issuance from time to time at prices and on terms to be determined at the time of any such offering. After the public offering in March 2015, approximately $20.1 million of securities remains available for issuance under this shelf registration. This registration statement will remain in effect for up to three years from the date it was declared effective. We cannot be sure that future funding will be available to us when we need it on terms that are acceptable to us, or at all. We sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs. The amount of funding we raise through sales of our common stock or other securities depends on many factors, including, but not limited to, the status and progress of our product development programs, projected cash needs, availability of funding from other sources, our stock price and the status of the capital markets. Due to the volatile nature of the financial markets, equity and debt financing may be difficult to obtain. In addition, any unfavorable development or delay in the progress of our ITI-007 program could have a material adverse impact on our ability to raise additional capital.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

In 2014, we entered into a long-term lease, which was in amended in March 2015, for 16,753 square feet of useable laboratory and office space located at 430 East 29th Street, New York, New York 10016. We occupied these facilities as our headquarters on March 1, 2015 replacing our previous laboratories and offices. The lease has a term of eleven years. We expect that our facility related costs will increase moderately as a result of leasing this facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

Total contractual obligations as of March 31, 2015 are summarized in the following table (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$15,787	$234	$4,277	$4,673	$6,603

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

The adoption of this accounting standard did not have a material impact on our results of operations for the quarters ended March 31, 2015 and 2014, or on our financial positions as of those dates.

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

For all time-based vesting awards granted, expense is amortized using the straight-line attribution method. For awards that contain a performance vesting condition, expense is amortized using the accelerated attribution method. As stock-based compensation expense recognized in the statements of operations for the quarters ended March 31, 2015 and 2014 is based on share-based awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures for the fiscal years ended December 31, 2014, 2013, 2012 and 2011 were estimated based on our historical experience and have not been material.

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

Since we had net operating loss carryforwards as of March 31, 2015 and 2014, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations.

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

Recently Issued Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. For the recently issued accounting standards that we believe may have an impact on our financial statements, see “Recently Issued Accounting Pronouncements” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 12, 2015.

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: the accuracy of our estimates regarding expenses, future revenues, uses of cash, capital requirements and the need for additional financing; the initiation, cost, timing, progress and results of our development activities, pre-clinical studies and clinical trials; the timing of and our ability to obtain and maintain regulatory approval of our existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates; our plans to research, develop and commercialize our product candidates; the election by any collaborator to pursue research, development and commercialization activities; our ability to obtain future reimbursement and/or milestone payments from our collaborators; our ability to obtain and maintain intellectual property protection for our product candidates; our ability to successfully commercialize our product candidates; the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials; our ability to obtain additional financing; our use of the proceeds from our public offerings in March 2015 and February 2014 and our private placement in August 2013; our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and our ability to attract and retain key scientific or management personnel.

Words such as “may,” “anticipate,” “estimate,” “expect,” “may,” “project,” “intend,” “plan,” “believe,” “potential,” “predict,” “project,” “likely,” “will,” “would,” “could,” “should,” “continue” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to, those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed on March 12, 2015, as updated from time to time in our subsequent periodic and current reports filed with the SEC.

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

Interest Rate Sensitivity. As of March 31, 2015, we had cash, cash equivalents and marketable securities of $235.2 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in Item 1A. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 12, 2015.

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

We have invested the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments such as commercial paper and corporate debt securities, U.S. government securities, certificates of deposit and institutional money market funds. As of March 31, 2015, $46.7 million of the net proceeds of the offering had been used primarily for working capital purposes, including recurring expenses and preclinical and clinical trial costs related to the development of ITI-007. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus dated January 30, 2014 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act on January 31, 2014. We have broad discretion in the use of the net proceeds from our initial public offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock.

(c)	Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2015.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014 (audited), (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).	X

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: April 30, 2015	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Date: April 30, 2015	By:	/s/ Lawrence J. Hineline
Lawrence J. Hineline
Vice President of Finance and Chief Financial Officer