Form 10-Q
period 2015-06-30
Intra-Cellular Therapies, Inc.
filed 2015-08-05
CIK 1567514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 4, 2015, the registrant had 35,056,246 shares of common stock outstanding.

Intra-Cellular Therapies, Inc.

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” mean Intra-Cellular Therapies, Inc. and our subsidiaries. “ITI” refers to our wholly-owned operating subsidiary ITI, Inc. and its subsidiary.

i

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$71,418,286	$61,325,044
Investment securities, available-for-sale	132,570,900	68,320,672
Accounts receivable	9,118	51,603
Prepaid expenses and other current assets	8,612,651	1,288,953

Total current assets	212,610,955	130,986,272
Property and equipment, net	722,131	54,553
Other assets	70,944	70,944

Total assets	$213,404,030	$131,111,769

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,911,065	$2,052,765
Accrued and other current liabilities	3,340,399	7,529,241
Accrued employee benefits	1,066,629	975,058

Total current liabilities	9,318,093	10,557,064

Long-term deferred rent	520,628	—

Total liabilities	9,838,721	10,557,064

Stockholders’ equity:
Common stock, $.0001 par value: 100,000,000 shares authorized; 35,041,746 and 29,499,059 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	3,504	2,950
Additional paid-in capital	335,668,581	208,912,345
Accumulated deficit	(132,054,099)	(88,255,957)
Accumulated comprehensive loss	(52,677)	(104,633)

Total stockholders’ equity	203,565,309	120,554,705

Total liabilities and stockholders’ equity	$213,404,030	$131,111,769

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$57,390	$219,238	$60,705	$387,025

Costs and expenses:
Research and development	17,762,518	2,709,702	36,394,945	5,539,001
General and administrative	3,985,797	2,121,120	7,757,425	4,034,071

Total costs and expenses	21,748,315	4,830,822	44,152,370	9,573,072

Loss from operations	(21,690,925)	(4,611,584)	(44,091,665)	(9,186,047
Interest expense	—	(2,032)	—	(7,073)
Interest income	179,607	80,077	293,523	116,297

Net loss	$(21,511,318)	$(4,533,539)	$(43,798,142)	$(9,076,823)

Net loss per common share:
Basic & Diluted	$(0.61)	$(0.15)	$(1.33)	$(0.33)

Weighted average number of common shares:
Basic & Diluted	35,002,819	29,273,357	32,900,731	27,882,360

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(21,511,318)	$(4,533,539)	$(43,798,142)	$(9,076,823)

Other comprehensive loss:
Unrealized gain (loss) on investment securities	(18,773)	(47,749)	51,956	(47,749)

Comprehensive loss	$(21,530,091)	$(4,581,288)	$(43,746,186)	$(9,124,572)

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited) Six Months Ended June 30,
	2015	2014

Cash flows provided by (used in) operating activities
Net loss	$(43,798,142)	$(9,076,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	47,120	12,747
Share-based compensation expense	4,600,605	490,215
Issuance of common stock for services	91,338	—
Amortization of premiums on investment securities	344,863	41,753
Changes in operating assets and liabilities:
Accounts receivable	42,485	117,080
Prepaid expenses and other assets	(7,323,698)	329,498
Accounts payable	2,858,300	(2,979,276)
Accrued liabilities	(4,097,271)	(1,115,507)
Deferred rent	520,628	—

Net cash used in operating activities	(46,713,772)	(12,180,313)

Cash flows provided by (used in) investing activities
Purchases of investments	(93,670,933)	(72,444,786)
Maturities of investments	29,127,798	25,000,000
Purchases of property and equipment	(714,698)	(8,325)

Net cash used in investing activities	(65,257,833)	(47,453,111)

Cash flows provided by (used in) financing activities
Proceeds from stock option exercises	260,478	70,058
Proceeds from stock subscriptions	—	109,833
Gross proceeds of public offering	122,083,012	116,191,285
Payment of costs of public offering	(278,643)	(748,538)

Net cash provided by financing activities	122,064,847	115,622,638

Net increase in cash and cash equivalents	10,093,242	55,989,214
Cash and cash equivalents at beginning of period	61,325,044	35,150,924

Cash and cash equivalents at end of period	$71,418,286	$91,140,138

Cash paid for interest	$—	$7,073

Cash paid for taxes	$206,600	$27,866

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2015

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

On October 31, 2014, the Company entered into a termination agreement with Takeda Pharmaceutical Company Limited (“Takeda”) terminating the worldwide license and collaboration agreement under which the Company and Takeda were jointly developing the Company’s proprietary compound ITI-214 and other selected compounds that selectively inhibit phosphodiesterase type 1 (“PDE1”) for use in the prevention and treatment of human diseases. Through June 30, 2015, the Company had received approximately $29.0 million in total payments under the agreement and was previously eligible to receive milestone payments and royalties based on net sales. The Company is in the process of refining its strategy for the PDE1 inhibitor program.

In the first quarter of 2015, the Company moved its headquarters to 430 East 29th Street, New York, New York 10016. The Company has entered into a long-term lease for approximately 16,753 square feet of useable laboratory and office space. The lease has a term of 11 years. The Company expects that its facility related costs will increase moderately beginning in 2015 due to this new facility. Due to the amortization of total lease payments, the Company has recognized $0.5 million of deferred rent in the first half of 2015. The deferred rent balance will incrementally increase over the next seven quarters. A board member of the Company is a Chairman of the board of directors, Chief Executive Officer and President of the parent company to the landlord under this lease.

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

In order to further its research projects and support its collaborations, the Company will require additional financing until such time, if ever, that revenue streams are sufficient to generate consistent positive cash flow from operations. Possible sources of funds include public or private sales of the Company’s equity securities, sales of debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of the Company’s product candidates and technology and, to a lesser extent, grant funding. On August 29, 2014, the Company filed a universal shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “SEC”) on September 15, 2014, to register $150 million of the Company’s common stock, preferred stock, various series of debt securities, warrants, rights and purchase contracts to purchase any of such securities, either individually or in units, for issuance from time to time at prices and on terms to be determined at the time of any such offering. After the public offering in March 2015, approximately $20.1 million of securities remained available for issuance under this shelf registration. On May 28, 2015, the Company filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on June 5, 2015, to register $350 million of the Company’s common stock, preferred stock, various series of debt securities, warrants, rights and purchase contracts to purchase any of such securities, either individually or in units, for issuance from time to time at prices and on terms to be determined at the time of any such offering (including the approximately $20.1 million of securities that remained available for issuance under the Company’s previous shelf registration and up to $50 million of the Company’s common stock for issuance pursuant to the Sales Agreement (defined below)). This registration statement will remain in effect for up to three years from the initial effective date.

On May 28, 2015, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market offering program, under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50 million (the “Placement Shares”) through Cowen as its sales agent. Under the Sales Agreement, Cowen may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made by means of ordinary brokers’ transactions on The NASDAQ Global Select Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. Cowen agreed to use commercially reasonable efforts to sell the Placement Shares from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company agreed to pay Cowen a commission of up to three percent (3.0%) of the gross sales proceeds of any Placement Shares sold through Cowen under the Sales Agreement, and also has provided Cowen with customary indemnification and contribution rights. The Company is not obligated to make any sales of Common Stock under the Sales Agreement. The offering of Placement Shares pursuant to the Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement, or (ii) termination of the Sales Agreement in accordance with its terms.

The Company will no longer be an “emerging growth company” on December 31, 2015 and will instead become a “large accelerated filer,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company will therefore no longer be able to rely on those exemptions to reporting requirements available to “emerging growth companies.” As a result, the Company will need to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2015, will be required to hold a say-on-pay vote and a say-on-frequency vote at its 2016 Annual Meeting of Stockholders, and will no longer be entitled to provide the reduced executive compensation disclosures permitted by emerging growth companies in its Annual Report on the Form 10-K and proxy statement for the year ending December 31, 2015. The Company expects that the Company’s transition from “emerging growth company” to “large accelerated filer” will require additional attention from management and will result in increased costs to the Company, which could include higher legal fees, accounting and related fees and fees associated with investor relations activities, among others.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of checking accounts, money market accounts, money market mutual funds, and certificates of deposit with a maturity date of three months or less. Certificates of deposit, commercial paper, corporate notes and corporate bonds with a maturity date of more than three months are classified separately on the balance sheet. Their carrying values approximate the fair market value.

Investment Securities

Investment securities consisted of the following (in thousands):

	June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(unaudited)

U.S. Government Agency Securities	$14,291	$1	$(4)	$14,288
FDIC Certificates of Deposit (1)	20,977	10	—	20,987
Certificates of Deposit	47,000	—	—	47,000
Commercial Paper	2,237	1	—	2,238
Corporate Notes/Bonds	48,118	2	(62)	48,058

	$132,623	$14	$(66)	$132,571

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$4,316	$—	$(3)	$4,313
FDIC Certificates of Deposit (1)	16,374	—	(14)	16,360
Certificates of Deposit	2,000	—	—	2,000
Commercial Paper	9,743	1	—	9,744
Corporate Notes/Bonds	35,992	—	(89)	35,903

	$68,425	$1	$(106)	$68,320

(1)	“FDIC Certificates of Deposit” consist of deposits that are less than $250,000.

The Company has classified all of its investment securities available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of June 30, 2015 and December 31, 2014, the Company held $44.7 million and $31.8 million, respectively, of available-for-sale investment securities with contractual maturity dates more than one year and less than two years.

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

The Company has no assets or liabilities that were measured using quoted prices for significant unobservable inputs (Level 3 assets and liabilities) as of June 30, 2015 and December 31, 2014. The carrying value of cash held in money market funds of approximately $14.4 million as of June 30, 2015 and $8.5 million as of December 31, 2014, is included in cash and cash equivalents and approximates market value based on quoted market price or Level 1 inputs.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$14,403	$14,403	$—	$—
U.S. Government Agency Securities	14,288	—	14,288	—
FDIC certificates of deposit	20,987	—	20,987	—
Certificates of deposit	89,500	—	89,500	—
Commercial paper	2,238	—	2,238	—
Corporate Bonds/Notes	48,058	—	48,058	—

	$189,474	$14,403	$175,071	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$8,495	$8,495	$—	$—
U.S. Government Agency Securities	4,313	—	4,313	—
FDIC certificates of deposit	16,360	—	16,360	—
Certificates of deposit	41,000	—	41,000	—
Commercial paper	9,744	—	9,744	—
Corporate Bonds/Notes	35,903	—	35,903	—

	$115,815	$8,495	$107,320	$—

Financial Instruments

The Company considers the recorded costs of its financial assets and liabilities, which consist of cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, to approximate their fair value because of their relatively short maturities at June 30, 2015 and December 31, 2014. Management believes that the risks associated with its financial instruments are minimal as the counterparties are various corporations, financial institutions and government agencies of high credit standing.

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

The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of June 30, 2015 and December 31, 2014, as the Company has a history of collecting on all of its accounts, including government agencies and collaborations funding its research.

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

Research and Development

Except for payments made in advance of services, which at the commencement of a clinical trial are generally significant, the Company expenses its research and development costs as incurred. For payments made in advance, the Company recognizes research and development expense as the services are rendered. Research and development costs primarily consist of the costs of clinical trials and salaries and related expenses for personnel and resources. Other research and development expenses include pre-clinical analytical testing, outside services, providers, materials and consulting fees.

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

For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. For awards that contain a performance-based vesting condition, expense is amortized using the accelerated attribution method. Share-based compensation expense recognized in the statements of operations for the three and six months ended June 30, 2015 and 2014 is based on share-based awards ultimately expected to vest, and this amount has therefore been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated based on the Company’s historical experience and have not been material.

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

Expected volatility rates are based on historical volatility of the common stock of comparable publicly traded entities and other factors due to the limited historical information of the Company’s common stock. The expected life of stock options is the period of time for which the stock options are expected to be outstanding. Given the limited historical exercise data, the expected life is determined using the “simplified method,” which is defined as the midpoint between the vesting date and the end of the contractual term.

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

Since the Company had net operating loss carryforwards as of June 30, 2015 and 2014, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations.

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

The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive as applied to the loss from operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	1,491,457	1,102,945	1,485,991	1,102,945

3. Property and Equipment

Property and equipment consist of the following:

	June 30, 2015	December 31, 2014

Computer equipment	$39,589	$39,160
Furniture and fixtures	218,476	35,958
Scientific equipment	2,728,399	2,207,848

	2,986,464	2,282,966

Less accumulated depreciation	(2,264,333)	(2,228,413)

	$722,131	$54,553

Depreciation expense for the six months ended June 30, 2015 and 2014 was $47,120 and $12,747 respectively.

4. Share-Based Compensation

The Company sponsors the Intra-Cellular Therapies, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) to provide for the granting of stock-based awards, such as stock options, restricted common stock, restricted stock units and stock appreciation rights to employees, directors and consultants as determined by the Board of Directors. In August 2013, the Company assumed in the Merger the ITI 2003 Equity Incentive Plan, as amended (the “2003 Plan”), which expired by its terms in July 2013. As of June 30, 2015, there were options to purchase 1,004,096 shares of common stock outstanding under 2013 Plan. Effective in November 2013, the Company adopted the 2013 Plan. The Company initially reserved 2,850,000 shares of common stock for issuance under the 2013 Plan. In both January 2015 and 2014, the number of shares of common stock reserved for issuance under the 2013 Plan automatically increased by 800,000 pursuant to the evergreen provisions of the 2013 Plan. On June 16, 2015, the stockholders of Company approved, at the Company’s 2015 Annual Meeting of Stockholders, an amendment to the 2013 Plan to increase the number of shares of common stock available for issuance under the plan by 3,100,000 shares, to increase by 100,000 shares the maximum number of shares available for issuance of options, stock appreciation rights and other similar awards to any one participant in any calendar year for purposes of meeting the requirements for qualified performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) and to eliminate the evergreen provisions of the 2013 Plan under which 800,000 shares were automatically added to the plan on each of January 1, 2014 and 2015.

Stock options granted under the 2013 Plan may be either incentive stock options (“ISOs”) as defined by the Code, or non-qualified stock options. The Board of Directors determines who will receive options, the vesting periods (which are generally two to three years) and the exercise prices of such options. Options have a maximum term of 10 years. The exercise price of ISOs granted under the 2013 Plan must be at least equal to the fair market value of the common stock on the date of grant.

Total stock-based compensation expense, related to all of the Company’s share-based awards to employees, directors and consultants recognized during three and six months ended June 30, 2015 and 2014, was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Research and development	$1,000,047	$134,833	$1,671,656	$232,250
General and administrative	1,500,732	155,628	2,928,949	257,965

Total share-based compensation expense	$2,500,779	$290,461	$4,600,605	$490,215

The following table describes the weighted-average assumptions used for calculating the value of options granted during the six months ended June 30, 2015 and June 30, 2014:

	2015	2014

Dividend yield	0%	0%
Expected volatility	80%	80%
Weighted-average risk-free interest rate	1.8%	2.0%
Expected term	6.3 years	6.2 years

Information regarding the stock options activity including with respect to grants to employees, directors and consultants as of June 30, 2015, and changes during the six-month period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life

Outstanding at December 31, 2014	2,233,460	$9.20	7.3 years
Options granted	815,973	$19.04	9.6 years
Options exercised	(127,864)	$2.04	3.0 years
Options canceled or expired	(13,500)	$3.26	7.9 years

Outstanding at June 30, 2015	2,908,069	$12.31	7.8 years

Vested or expected to vest at June 30, 2015	2,908,069	$12.31

Exercisable at June 30, 2015	1,356,039	$6.75	6.1 years

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

Under the agreement, the Company made an upfront payment of $1.0 million to BMS, a milestone payment of $1.25 million in December 2013, and a milestone payment of $1.5 million in December 2014 following the initiation of the Company’s first Phase 3 clinical trial for ITI-007 for patients with exacerbated schizophrenia. Possible milestone payments remaining total $12.0 million, including $2.0 million payable by the Company upon the FDA’s acceptance of a New Drug Application. Under the agreement, the Company may be obliged to make other milestone payments to BMS for each licensed product of up to an aggregate of approximately $14.75 million. The Company is also obliged to make tiered single digit percentage royalty payments on sales of licensed products. The Company is obliged to pay to BMS a percentage of non-royalty payments made in consideration of any sublicense.

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

In addition, ITI is required to use at least $1.0 million annually of its resources for the development and commercialization of the technology until ITI submits an NDA. ITI met its spending requirements in 2014 and 2015. There were no other payments made or required for the three and six months ended June 30, 2015 and 2014.

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

We are proceeding with Phase 3 development of ITI-007 for the treatment of schizophrenia. We are conducting two randomized, double-blind, placebo-controlled Phase 3 clinical trials of ITI-007 in patients with acutely exacerbated schizophrenia, with 450 patients fully enrolled in the first trial and approximately 580 patients planned to be enrolled in the second trial.

We initiated the first Phase 3 clinical trial in schizophrenia in the fourth quarter of 2014 and completed enrollment of patients for the trial in the second quarter of 2015. In this trial, we randomized patients to two doses of ITI-007 (60mg or 40mg) or placebo over a 4-week treatment duration, and the primary outcome measure is change from baseline to Day 28 on the PANSS total score. Clinical conduct for this trial has been completed. We anticipate that the results of the first Phase 3 clinical trial of ITI-007 in patients with schizophrenia will be available late in the third quarter or early in the fourth quarter of 2015.

We initiated the second Phase 3 clinical trial in schizophrenia in the second quarter of 2015. In this trial, we are randomizing patients to two doses of ITI-007 (60mg or 20mg), risperidone (active control) or placebo over a 6-week treatment duration, and the primary outcome measure is change from baseline to Day 42 on the PANSS total score. Subject to timely enrollment, we anticipate topline results from the second Phase 3 clinical trial will be available in mid-2016. In addition to our two Phase 3 clinical trials, we will need to complete other clinical and non-clinical trials and manufacturing and pre-commercialization activities necessary to support the submission of a planned New Drug Application, or NDA, for ITI-007 in schizophrenia, which we currently expect could occur at the end of 2016 or in the first half of 2017.

Following communication with the FDA, we are also proceeding with a Phase 3 development program of ITI-007 for the treatment of depressive episodes associated with bipolar disorder (bipolar depression). The Phase 3 program in bipolar depression consists of two multicenter, randomized, double-blind, placebo-controlled clinical trials. The first Phase 3 trial will evaluate ITI-007 as a monotherapy and the second Phase 3 trial will evaluate ITI-007 as an adjunctive therapy with lithium or valproate. We plan to commence these studies in the second half of 2015.

In addition, in the fourth quarter of 2014, we announced the topline data from ITI-007-200, a Phase 1/2 clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of low doses of ITI-007 in healthy geriatric subjects and in patients with dementia, including Alzheimer’s disease. The completion of this study marks an important milestone in our strategy to develop low doses of ITI-007 for the treatment of behavioral disturbances associated with dementia and related disorders. The ITI-007-200 trial results to date indicate that ITI-007 is safe and well-tolerated across a range of low doses, has linear- and dose-related pharmacokinetics and improves cognition in the elderly. The most frequent adverse event was mild sedation at the higher doses. We believe these results further position ITI-007 as a development candidate for the treatment of behavioral disturbances in patients with dementia and other neuropsychiatric and neurological conditions. We plan to initiate additional clinical programs evaluating ITI-007 in patients with behavioral disturbances associated with dementia and related disorders, including Alzheimer’s disease, in the second half of 2015.

We are currently conducting an open-label positron emission tomography, or PET, study of ITI-007 examining brain occupancy of striatal D2 receptors. In this study, patients with stable schizophrenia will be treated with ITI-007 for 14 days. We expect topline data from this study in 2015. We believe this study will further characterize ITI-007 and provide additional insight into the molecule’s unique mechanism and clinical profile.

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

We have a second major program called ITI-002 that has yielded a portfolio of compounds that selectively inhibits the enzyme phosphodiesterase type 1, or PDE1. We believe PDE1 helps regulate brain activity related to cognition, memory processes and movement/coordination. On February 25, 2011, we (through our wholly owned operating subsidiary, ITI) and Takeda Pharmaceutical Company Limited, or Takeda, entered into a license and collaboration agreement, or the Takeda License Agreement, under which we agreed to collaborate to research, develop and commercialize our proprietary compound ITI-214 and other selected compounds that selectively inhibit PDE1 for use in the prevention and treatment of human diseases. On October 31, 2014, we entered into an agreement with Takeda terminating the Takeda License Agreement, or the Termination Agreement, pursuant to which all rights granted under the Takeda License Agreement were returned to us. Takeda will complete certain ongoing activities relating to non-clinical studies and will transfer product inventory and materials to us but will not have any other ongoing involvement or funding obligations in connection with the development program. ITI-214 is the first compound in its class to successfully advance into Phase 1 clinical trials. We intend to continue the development of ITI-214 for the treatment of CNS and other disorders. We expect to finalize our strategy for the PDE1 inhibitor program by the end of 2015. By regaining unrestricted access to ITI-214, backups and the proprietary chemistry, we can now integrate the efforts of our internal PDE1 program to include the later stage portfolio. We do not anticipate a significant increase in our operating expenses related to our PDE development programs in 2015. Other compounds in the PDE1 portfolio are also being advanced for the treatment of various indications, including non-CNS therapeutic areas.

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

Since inception, we have devoted substantially all of our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of June 30, 2015, our accumulated deficit was $132.1 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and pre-clinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.

Our corporate headquarters and laboratory are located in New York, New York.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.

Revenues

We have not generated any revenue from product sales to date and we do not expect to generate revenues from product sales for at least the next several years. Our revenues for the three and six months ended June 30, 2015 have been from a government grant. For the three and six months ended June 30, 2014, revenues were from our recently terminated license and collaboration agreement with Takeda. We will not receive any further revenue under the Takeda License Agreement, which was terminated on October 31, 2014. We have received and may continue to receive grants from U.S. government agencies and foundations.

We do not expect any revenues that we may generate in the next several years to be significant enough to fund our operations.

Expenses

The process of researching and developing drugs for human use is lengthy, unpredictable and subject to many risks. It is difficult to estimate the costs or the timelines in which those costs will be incurred. Our lead program, ITI-007 for the treatment of schizophrenia, consumes a significant portion of our current, as well as projected, resources. We intend to pursue other disease indications that ITI-007 may address including for the treatment of depressive episodes associated with bipolar disorder (bipolar depression) and the treatment of behavioral disturbances associated with dementia and related disorders, including Alzheimer’s disease, but there are large costs associated with pursuing FDA approval for those indications, which would include the cost of additional clinical trials.

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

We expect that research and development expenses will increase substantially as we proceed with our Phase 3 clinical trials for ITI-007 in patients with exacerbated schizophrenia and initiate our anticipated trials in bipolar disorder and in patients with behavioral disturbances associated with dementia and related disorders, including Alzheimer’s disease. We also expect that our general and administrative costs will increase substantially from prior periods primarily due to the increased costs associated with being a public reporting entity, which would include adding additional personnel. We granted options to purchase 1,108,000 shares of our common stock in the year ended December 31, 2014 and have granted options to purchase an additional 815,973 shares of our common stock through June 30, 2015. We will recognize expense associated with these options over the next three years in both research and development expenses and general and administrative expenses. We expect this non-cash expense to be material and affect quarter to quarter and year to date comparisons in the upcoming year. We expect to continue to grant stock options and other stock-based awards in the future, which will increase our stock-based compensation expense in future periods.

The following table sets forth our revenues and operating expenses for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Revenues	$57	$219	$61	$387

Expenses
Research and Development	17, 763	2,710	36,395	5,539
General and Administrative	3,985	2,121	7,757	4,034

	21,748	4,831	44,152	9,573

Interest Income, net	180	78	294	109

Net Loss	$(21,511)	$(4,534)	$(43,798)	$(9,077)

Comparison of Three and Six Month Periods Ended June 30, 2015 and June 30, 2014

Revenues

Revenues decreased for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 by approximately $162,000 and $326,000, respectively, as revenue during the three and six months ended June 30, 2014 were from a license and collaboration agreement with Takeda, which has since been terminated, as compared to revenue of approximately $57,000 and $61,000 during the three and six months ended June 30, 2015 from a government grant.

Research and Development Expenses

Research and development expenses increased to $17.8 million for the three month period ended June 30, 2015 as compared to $2.7 million for the three month period ended June 30, 2014. This change of $15.1 million is due primarily to an increase of approximately $10.6 million of costs associated with outside clinical testing and approximately $3.1 million from nonclinical testing and the remainder due to increased labor and travel expenses in the three month period ended June 30, 2015 over the three month period ended June 30, 2014. The vast majority of the increase is due to costs associated with our ITI-007 Phase 3 clinical program. In late 2014 we began a clinical trial of ITI-007 in patients with schizophrenia and incurred the majority of the costs for this trial in 2015. In 2014 we did not incur significant costs related to clinical trials. Amounts payable to external parties comprise a significant portion of our research and development costs. In the three months ended June 30, 2015, we incurred approximately $15.5 million of costs to external parties who manufactured, tested and performed clinical trial related activities as compared to $1.8 million in the three month period ended June 30, 2014. Of these external costs, approximately $15.4 million in the three months ended June 30, 2015 and $1.7 million in the three month period ended June 30, 2014 were for ITI-007 related projects. The remaining amounts for each of these periods were spent on other projects. Internal costs are comprised primarily of labor, fringe benefits, materials, supplies and facilities and maintenance costs and were approximately $2.3 million and $0.9 million in the three months ended June 30, 2015 and 2014, respectively.

Research and development expenses increased to $36.4 million for the six month period ended June 30, 2015 as compared to $5.5 million for the six month period ended June 30, 2014. This change of $30.9 million is due primarily to an increase of approximately $24.5 million of costs associated with outside clinical testing and approximately $3.9 million from nonclinical testing and the remainder due to increased labor and travel expenses in the six month period ended June 30, 2015 over the six month period ended June 30, 2014. The vast majority of the increase is due to costs associated with conducting our ITI-007 Phase 3 clinical program. In late 2014 we began a clinical trial of ITI-007 in patients with schizophrenia and incurred the majority of the costs for this trial in 2015. In 2014 we did not incur significant costs related to clinical trials. Amounts payable to external parties comprise a significant portion of our research and development costs. In the six months ended June 30, 2015, we incurred approximately $32.3 million of costs to external parties who manufactured, tested and performed clinical trial related activities as compared to $3.8 million in the six month period ended June 30, 2014. Of these external costs, approximately $32.1 million in the six months ended June 30, 2015 and $3.6 million in the six month period ended June 30, 2014 were for ITI-007 related projects. The remaining amounts for each of these periods were spent on other projects. Internal costs are comprised primarily of labor, fringe benefits, materials, supplies and facilities and maintenance costs and were approximately $4.1 million and $1.7 million in the six months ended June 30, 2015 and 2014, respectively.

As development of ITI-007 progresses, we anticipate costs for ITI-007 to increase considerably in the remainder of 2015 and in the next several years as we conduct Phase 3 and other clinical trials. We are also required to complete non-clinical testing to obtain FDA approval and manufacture material needed for clinical trial use, which includes non-clinical testing of the drug product and the creation of an inventory of drug product in anticipation of possible FDA approval. As of June 30, 2015, we employed 20 full time personnel in our research and development group as compared to 14 full time personnel at June 30, 2014. We expect to hire additional staff as we increase our development efforts and grow our business in the upcoming years.

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

During previous years we also incurred costs that were both reimbursable and non-reimbursable under the Takeda License Agreement. For the three and six months ended June 30, 2015 we incurred no direct costs that were billable to Takeda. For the three and six months ended June 30, 2014, $40,000 of direct costs were billed to Takeda, all in the second quarter of 2014. As we refine our strategy for the PDE1 inhibitor program that was returned to us from Takeda, we do not expect a significant increase in our operating expenses related to our PDE development programs in 2015.

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

General and Administrative Expenses

General and administrative expenses increased for the three month period ended June 30, 2015 as compared to the three month period ended June 30, 2014 by approximately $1.9 million, or 88%. The increase is primarily the result of approximately $1.3 million of higher stock option expense and to a much lesser extent to increased labor costs and state and local franchise and capital taxes. Salaries, bonuses and related benefit costs for our executive, finance and administrative functions for the three months ended June 30, 2015 and 2014 were approximately 56% and 35%, respectively, of our total general and administrative costs. The next major categories of our general and administrative expenses are patent costs, legal, accounting and other professional fees and, to a lesser extent, facilities and general office-related overhead.

General and administrative expenses increased for the six month period ended June 30, 2015 as compared to the six month period ended June 30, 2014 by approximately $3.7 million, or 92%. The increase is primarily the result of approximately $2.7 million of higher stock option expense and to a much lesser extent to increased labor costs and state and local franchise and capital taxes. Salaries, bonuses and related benefit costs for our executive, finance and administrative functions for the six months ended June 30, 2015 and 2014 were approximately 56% and 33%, respectively, of our total general and administrative costs. The next major categories of our general and administrative expenses are patent costs, legal, accounting and other professional fees and, to a lesser extent, facilities and general office-related overhead.

We expect general and administrative costs to increase significantly as we hire additional staff, expand our operations and incur additional costs associated with being a public company and complying with exchange listing and SEC requirements, including the additional complexities and related costs of our transition at the end of 2015 from an “emerging growth company” to a “large accelerated filer” under the rules of the SEC. These increases could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.

Liquidity and Capital Resources

Through June 30, 2015, we provided funds for our operations by obtaining approximately $388.5 million of cash primarily through public and private offerings of our common stock and other securities, grants from government agencies and foundations and payments received under the recently terminated Takeda License Agreement. We do not believe that grant revenue will be a significant source of funding in the near future, and Takeda has no ongoing funding obligations following the termination of the Takeda License Agreement on October 31, 2014. On March 11, 2015, we completed a public offering of 5,411,481 shares of our common stock for aggregate gross proceeds of approximately $129.9 million and net proceeds of approximately $121.8 million.

As of June 30, 2015, we had a total of approximately $204.0 million in cash and cash equivalents and available-for-sale investment securities, and approximately $9.3 million of short-term liabilities consisting entirely of liabilities from operations. Excluding the increase in net cash of approximately $121.8 million from the public offering in March, 2015, we spent approximately $47.5 million in cash and reduced working capital by approximately $38.9 million for the six months ended June 30, 2015. This use of cash was primarily for conducting clinical trials and non-clinical testing, including manufacturing related activities and funding recurring operating expenses, as well as for payment of approximately $7.3 million in prepaid expenses relating to a clinical trial.

We expect to use cash of between $45 million and $55 million during the remainder of 2015, which we expect to be due primarily to the development of ITI-007 in patients with schizophrenia, behavioral disturbances in dementia, bipolar disorder and depressive disorders, our ITI-007 long acting injectable development program through pre-clinical and early clinical development, research and preclinical development of our other product candidates, the continuation of manufacturing activities in connection with the development of ITI-007, recurring expenses and costs to produce, develop and validate materials to be used in clinical and non-clinical studies related to ITI-007, and expenses associated with our other development programs and general operations. We expect that cash expenditures will continue to increase after 2015 as we incur costs to fund our development of ITI-007 in patients with schizophrenia, behavioral disturbances in dementia, bipolar disorder and depressive disorders; our ITI-007 long acting injectable development program through pre-clinical and early clinical development; research and preclinical development of our other product candidates; and the continuation of manufacturing activities in connection with the development of ITI-007. We believe that our existing cash and cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2016.

We will require significant additional financing in the future to continue to fund our operations. In particular, we anticipate that we will need to secure funding to complete the additional clinical and non-clinical trials, manufacturing and pre-commercialization activities needed for potential regulatory approval and commercialization of ITI-007 in patients with schizophrenia, continuing clinical trials of ITI-007 in patients with dementia, including Alzheimer’s disease, for further development of ITI-007 in patients with bipolar disorder, depressive disorders and other indications, and for development of our other product candidates. We have incurred losses in every year since inception with the exception of 2011, when we received an up-front fee and a milestone payment related to the Takeda License Agreement. These losses have resulted in significant cash used in operations. For the six months ended June 30, 2015, we used net cash in operating activities of approximately $46.7 million and expect to use cash up to approximately $100 million for the year ending December 31, 2015. While we have several research and development programs underway, the ITI-007 program has advanced the furthest and will continue to consume increasing amounts of cash for conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct these activities necessary to pursue FDA approval of ITI-007 and our other product candidates, we expect the amount of cash needed to fund operations to increase significantly over the next several years.

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

We seek to balance the level of cash, cash equivalents and investments on hand with our projected needs and to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms. Until we can generate significant revenues from operations, we will need to satisfy our future cash needs through public or private sales of our equity securities, sales of debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of our product candidates and technology and, to a lesser extent, grant funding. We currently have a universal shelf registration statement on Form S-3 that was declared effective by the SEC in June 2015 that allows us to issue up to $350 million of our common stock, preferred stock, various series of debt securities, warrants, rights and purchase contracts to purchase any of such securities, either individually or in units, from time to time at prices and on terms to be determined at the time of any such offering (including up to $50 million of our common stock available for issuance pursuant to the Sales Agreement described below). This registration statement will remain in effect for up to three years from the initial effective date.

In May 2015 we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, with respect to an at-the-market offering program, under which we may offer and sell, from time to time at our discretion, shares of our common stock, or Placement Shares, having an aggregate offering price of up to $50 million through Cowen as our sales agent. Under the Sales Agreement, Cowen may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, or the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on The NASDAQ Global Select Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by us. Cowen agreed to use commercially reasonable efforts to sell the Placement Shares from time to time, based upon instructions from the us (including any price, time or size limits or other customary parameters or conditions we may impose). We agreed to pay Cowen a commission of up to three percent (3.0%) of the gross sales proceeds of any Placement Shares sold through Cowen under the Sales Agreement, and also have provided Cowen with customary indemnification and contribution rights. We are not obligated to make any sales of common stock under the Sales Agreement. The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement, or (ii) termination of the Sales Agreement in accordance with its terms.

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

Our cash is maintained in checking accounts, money market accounts, money market funds, U.S. Government Agency Securities, certificates of deposit, commercial paper, corporate notes and corporate bonds at major financial institutions. Due to the current low interest rates available for these instruments, we are earning limited interest income. Our investment portfolio has not been adversely impacted by the problems in the credit markets that have existed over the last several years, but there can be no assurance that our investment portfolio will not be adversely affected in the future.

In 2014, we entered into a long-term lease, which was in amended in March 2015, for 16,753 square feet of useable laboratory and office space located at 430 East 29th Street, New York, New York 10016. Due to the amortization of total lease payments, we have recognized $0.5 million of deferred rent in the first half of 2015. The deferred rent balance will incrementally increase over the next seven quarters. We occupied these facilities as our headquarters in March 2015, replacing our previous laboratories and offices. The lease has a term of eleven years. We expect that our facility related costs will increase moderately as a result of leasing this facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

Total contractual obligations as of June 30, 2015 are summarized in the following table (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$15,782	$574	$4,308	$4,708	$6,192

The table of Contractual Obligations and Commitments does not reflect that, under the License Agreement with BMS, we may be obligated to make future milestone payments to BMS totaling $12 million, including $2.0 million payable by us upon the FDA’s acceptance of an NDA that we submit; to make other future milestone payments to BMS for each licensed product of up to an aggregate of approximately $14.75 million; to make tiered single digit percentage royalty payments on sales of licensed products; and to pay BMS a percentage of non-royalty payments made in consideration of any sublicense. The table also does not reflect ongoing obligations for clinical trials and other related material transactions that are not long term in nature.

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting policies during the three and six months ended June 30, 2015.

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

We have entered into arrangements involving the delivery of more than one element. Each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting. For us, this determination is generally based on whether the deliverable has “stand-alone value” to the customer. We have adopted this accounting standard on a prospective basis for all Multiple-Deliverable Revenue Arrangements, or MDRAs, entered into on or after January 1, 2011, and for any MDRAs that were entered into prior to January 1, 2011, but materially modified on or after that date.

The adoption of this accounting standard did not have a material impact on our results of operations for the three and six months ended June 30, 2015 and 2014, or on our financial position as of June 30, 2015 and December 31, 2014.

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

For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. For awards that contain a performance-based vesting condition, expense is amortized using the accelerated attribution method. Share-based compensation expense recognized in the statements of operations for the three and six months ended June 30, 2015 and 2014 is based on share-based awards ultimately expected to vest, and this amount has therefore been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated based on our historical experience and have not been material.

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

Expected volatility rates are based on historical volatility of the common stock of comparable publicly traded entities and other factors due to the lack of historic information of our common stock. The expected life of stock options is the period of time for which the stock options are expected to be outstanding. Given the limited historical exercise data, the expected life is determined using the “simplified method,” which is defined as the midpoint between the vesting date and the end of the contractual term.

The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have not paid dividends to our stockholders since our inception and do not plan to pay cash dividends in the foreseeable future. Therefore, we have assumed an expected dividend rate of zero.

Prior to January 1, 2014, given that there was no active market for our common stock, the exercise price of the stock options on the date of grant was determined and approved by the board of directors using several factors, including progress and milestones achieved in our business development and performance, the price per share of our convertible preferred stock offerings and general industry and economic trends. In establishing the estimated fair value of our common stock, we considered the guidance set forth in American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For stock options granted in 2014 and 2015, the exercise price was determined by using the closing market price of our common stock on the date of grant.

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

Since we had net operating loss carryforwards as of June 30, 2015 and 2014, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations.

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

the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials; our ability to obtain additional financing; the use of the proceeds from our securities offerings; our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and our ability to attract and retain key scientific or management personnel.

Words such as “may,” “anticipate,” “estimate,” “expect,” “may,” “project,” “intend,” “plan,” “believe,” “potential,” “predict,” “project,” “likely,” “will,” “would,” “could,” “should,” “continue” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to, those set forth under the heading “Risk Factors” in our most recent Annual Report on Form 10-K, as updated from time to time in our subsequent periodic and current reports filed with the SEC.

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

Interest Rate Sensitivity. As of June 30, 2015, we had cash, cash equivalents and marketable securities of $204.0 million, consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A.	RISK FACTORS

The following are material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 12, 2015.

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

We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy for their intended uses before the FDA and other regulatory authorities in the European Union and elsewhere will approve them for commercialization. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or other regulatory authorities for premarket approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. We completed enrollment of our first Phase 3 clinical trial of our most advanced drug candidate, ITI-007, in schizophrenia in the second quarter of 2015 and we expect that top-line results from this trial will be available late in the third quarter or early in the fourth quarter of 2015. We also initiated enrollment of our second Phase 3 clinical trial of ITI-007 in schizophrenia in the second quarter of 2015 and, subject to timely enrollment, we anticipate that top-line results from this trial will be available in mid-2016. In addition, all rights with respect to ITI-214, which has advanced into Phase 1 clinical trials that we previously granted to Takeda were recently returned to us in connection with the termination of the Takeda License Agreement. We intend to continue the development of ITI-214 for the treatment of CNS and other disorders, and we are in the process of refining our strategy for the PDE1 inhibitor program. We cannot be certain that the clinical development of these or any other drug candidates in preclinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues from our product candidates currently in development, if any, will be derived from sales of drugs that will not become marketable for several years, if at all.

There is no guarantee that our planned clinical trials for ITI-007 in schizophrenia or in other indications will be successful.

In our Phase 1 and Phase 2 clinical trials, our lead product candidate, ITI-007, has demonstrated improved sleep maintenance, antipsychotic efficacy, and clinical signals consistent with reduction in negative symptoms associated with schizophrenia, depression and anxiety, and other symptoms associated with impaired social function. ITI-007 exhibited antipsychotic efficacy in a randomized, double-blind, placebo and active controlled Phase 2 clinical trial in patients with an acutely exacerbated episode of schizophrenia. Our preclinical studies and initial clinical trials demonstrate that ITI-007 has shown evidence of addressing the symptoms of schizophrenia without causing cardiovascular and metabolic abnormalities, or motor impairments. Further, ITI-007 was shown effective at a dose that did not cause adverse effects displayed by existing antipsychotic drugs that tend to lead to high rates of noncompliance by the patients who most need these drugs. We are currently planning confirmatory later-stage clinical trials and recently completed enrollment of our first Phase 3 clinical trial in schizophrenia in the second quarter of 2015 and initiated enrollment of our second Phase 3 clinical trial of ITI-007 in schizophrenia in the second quarter of 2015.

The historical rate of failures for product candidates in clinical development and late-stage clinical trials is high. While we plan to conduct further clinical trials in patients with schizophrenia and other indications, there is no guarantee that we will have the same level of success in these trials as we have had in our earlier clinical trials, or be successful at all.

In addition, although we believe that ITI-007 and follow-on compounds may also have clinical utility in indications other than schizophrenia, such as behavioral disturbances in dementia, bipolar disorder, intermittent explosive disorder, non-motor disorders associated with Parkinson’s disease, obsessive compulsive disorder and anxiety disorders and post-traumatic stress disorder, we have never tested ITI-007 in Phase 2 clinical trials in the patient population for these other indications, except for ITI-007-200, a Phase 1/2 clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of low doses of ITI-007 in healthy geriatric subjects and in patients with dementia, including Alzheimer’s disease, for which we announced topline data in the fourth quarter of 2014.

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

We have advanced ITI-007 into Phase 3 clinical trials for the treatment of schizophrenia. Although we have discussed our clinical development plans with the FDA, the agency may ultimately determine that our Phase 3 clinical trials and non-clinical studies, even if successfully completed, are not sufficient for regulatory approval. If we are required to conduct additional clinical trials and non-clinical studies, our development of ITI-007 for schizophrenia will be more time-consuming and costly than we presently anticipate, which would have a material adverse effect on our business, results of operations and financial condition.

In June 2014, we held our end-of-Phase 2 meeting with the FDA to discuss our plans for initiating Phase 3 clinical trials of ITI-007 in schizophrenia. Following this meeting, we proceeded with our Phase 3 development program, in which we are conducting two randomized, double-blind, placebo-controlled Phase 3 clinical trials of ITI-007 in patients with acutely exacerbated schizophrenia, with approximately 450 patients fully enrolled in the first Phase 3 clinical trial and approximately 580 patients planned to be enrolled in the second Phase 3 clinical trial. We completed enrollment of the first Phase 3 clinical trial in schizophrenia in the second quarter of 2015 and initiated enrollment of the second Phase 3 clinical trial in schizophrenia in the second quarter of 2015. In the first Phase 3 trial, we randomized patients to two doses of ITI-007 (60mg or 40mg) or placebo over a 4-week treatment duration, and the primary outcome measure is change from baseline to Day 28 on the PANSS total score. In the second Phase 3 trial, we are randomizing patients to receive one of four treatments: 60 mg ITI-007, 20 mg ITI-007, 4 mg risperidone (active control) or placebo in a 1:1:1:1 ratio. The second Phase 3 trial will be conducted for a 6-week treatment duration. We anticipate that the results of the first Phase 3 clinical trial of ITI-007 in patients with schizophrenia will available late in the third quarter or early in the fourth quarter of 2015 and that the results of the second Phase 3 clinical trial will be available, subject to timely enrollment, in mid-2016. Even though we believe that our on-going Phase 3 clinical trials and non-clinical studies for ITI-007 in schizophrenia, if successful, will be sufficient to support our NDA, the FDA may not agree with one or more aspects of our clinical trial designs, including the duration of the trials, clinical endpoints, controls, dose ranges, collection of safety data, or adequacy of our non-clinical studies. If we submit an NDA and the FDA does not agree with our clinical and non-clinical designs, our development of ITI-007 in schizophrenia and other indications may be delayed, and we may incur additional costs and devote additional resources to address any concerns the FDA may have with our trial designs. In addition, we may be required to conduct additional clinical trials or studies, which could result in additional delays and costs. There is no assurance that we will complete the Phase 3 trials and non-clinical studies within the timeframes and the costs that we currently expect, or at all, or in a manner that is acceptable to the FDA. Any delays or unplanned costs resulting from our Phase 3 clinical trials of ITI-007 in schizophrenia may have a material adverse effect on our business, results of operations and financial condition. Even if we eventually complete Phase 3 clinical testing, submit an NDA and receive approval of ITI-007, the FDA may grant approval contingent on the performance of costly additional post-approval clinical trials. The FDA may also approve ITI-007 for a more limited indication or a narrower patient population than we originally requested, and the FDA may not approve the labeling that we believe is necessary or desirable for the successful commercialization of ITI-007 or our other product candidates. Any delay in obtaining, or inability to obtain, applicable regulatory approval for ITI-007 would delay or prevent commercialization of ITI-007 and would materially adversely impact our business, results of operations and financial condition.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents and investment securities totaled $204.0 million at June 30, 2015, which includes net proceeds of approximately $121.4 million from the public offering of shares of our common stock in March 2015. While we believe that our existing cash, cash equivalents and investment securities, together with interest on cash balances, will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2016, the amount and timing of our actual expenditures will depend upon numerous factors, including the ongoing status of our Phase 3 clinical trials of ITI-007 in patients with acute exacerbated schizophrenia, the process of refining our strategy for the PDE1 inhibitor program and the continued development of ITI-214 for the treatment of CNS and other disorders, and our other planned clinical and non-clinical trials. Furthermore, we anticipate that we will need to secure additional funding to complete additional clinical and non-clinical trials, manufacturing and pre-commercialization activities needed for potential regulatory approval and commercialization of ITI-007 in patients with acute exacerbated schizophrenia, for further development of ITI-007 for other indications, and for development of our other product candidates. If the FDA requires that we perform additional preclinical studies or clinical trials, or we experience delays or other setbacks in our clinical trials, our expenses would further increase beyond what we currently expect and the anticipated timing of any potential NDA would likely be delayed.

We intend to use substantially all of the remaining net proceeds from our public offering completed in February 2014 to fund the completion of two ongoing Phase 3 clinical trials of ITI-007 in patients with acute exacerbated schizophrenia, one of which we completed enrollment in the second quarter of 2015 and the second of which we initiated enrollment in the second quarter of 2015; to fund the initiation of other planned clinical and non-clinical trials, including manufacturing, needed for anticipated regulatory approval of ITI-007 in patients with acute exacerbated schizophrenia and other potential additional indications; and to fund research and preclinical development of our other product candidates. We intend to use substantially all of the net proceeds from our public offering completed in March 2015 to fund a clinical trial of ITI-007 for the treatment of behavioral disturbances in dementia; to fund one or more clinical trials of ITI-007 in bipolar disorder; to fund our ITI-007 long acting injectable development program through pre-clinical and early clinical development; to fund one or more clinical trials of ITI-007 for the treatment of depression; and to fund research and preclinical development of our other product candidates and the continuation of manufacturing activities in connection with the development of ITI-007. The remaining proceeds, if any, will be used to fund new and ongoing research and development activities, general corporate purposes, including general and administrative expenses, capital expenditures, working capital and prosecution and maintenance of our intellectual property. Accordingly, we will continue to require substantial additional capital beyond the net proceeds from the offerings to continue our clinical development and commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

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

Our product candidates have never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale. In particular, we will need to develop a larger scale manufacturing process that is more efficient and cost-effective to commercialize ITI-007 and other other product candidates, which may not be successful, and which may require us to transfer our production to one or more other third-party manufacturers, potentially delaying regulatory approval and commercialization.

Our product candidates have never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. There is no assurance that our manufactures will be successful in establishing a larger-scale commercial manufacturing process for ITI-007 which achieves our objectives for manufacturing capacity and cost of goods. Even if we could otherwise obtain regulatory approval for any product candidate, there is no assurance that our manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities of the approved product for commercialization, our commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

We rely on third-party manufacturers to manufacture and supply our product candidates for us. If one of our suppliers or manufacturers fails to perform adequately or full our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers. We may also face significant delays in our clinical trials, regulatory approvals and product introductions and commercialization.

We have no manufacturing facilities and have limited experience in the manufacturing of drugs or in designing drug-manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, our product candidates, including ITI-007, for clinical trials. If any of our product candidates are approved by the FDA or other regulatory agencies for commercial sale, we may need to amend our contracts with our current manufacturers or contract with other third parties to manufacture them in larger quantities at commercial scale. While we believe that there are alternative sources available to manufacture our product candidates, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts. We have not entered into a long-term agreement with our current third-party manufacturers or with any alternate suppliers. Although we intend to do so prior to any commercial launch of a product that is approved by the FDA in order to ensure that we maintain adequate supplies of commercial drug product, we may be unable to enter into such agreements or do so on commercially reasonable terms, which could delay a product launch or subject our commercialization efforts to significant supply risk.

Manufacturers of our product candidates are obliged to operate in accordance with FDA-mandated current good manufacturing practices, or cGMPs. The manufacture of pharmaceutical products in compliance with the cGMPs requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to provide product candidates in our clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial materials could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at significant additional expense or terminate the clinical trials completely.

In addition, the facilities used by our contract manufacturers or other third party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we request regulatory approval from the FDA. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our product candidates may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. The FDA or similar foreign regulatory agencies may also implement new standards at any time, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. We have little control over our manufacturers’ compliance with these regulations and standards. A failure of any of our current or future contract manufacturers to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates or the ultimate launch of products based on our product candidates into the market. Failure by our current or future third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical studies, regulatory submissions, approvals or commercialization of our product candidates, entail higher costs or impair our reputation.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any products we may develop, we may not be able to generate product revenue.

We do not currently have an organization for the sales, marketing or distribution of pharmaceutical products. In order to market any products that may be approved by the FDA, we must build our sales, marketing, managerial, and related capabilities or make arrangements with third parties to perform these critical commercial services. There are risks involved with both establishing our own sales, marketing, managerial and related capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

We also may not be successful entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively, which could damage our reputation. If we do not establish adequate sales, marketing, and distribution capabilities, whether independently or in collaboration with third parties, we will not be successful in commercializing our product candidates, may not be able to generate product revenue and may not become profitable.

Numerous factors could result in substantial volatility in the trading price of our stock.

Since January 31, 2014, our common stock has been listed on the NASDAQ Global Select Market, and from December 20, 2013 to January 30, 2014, was quoted for trading on the OTC Markets—OTCQB tier, or OTCQB, in very limited volume. In the 12 months preceding June 30, 2015, the price per share of our common stock has ranged from a high of $35.45 to a low of $12.67. Prior to December 20, 2013, our common stock was not publicly-traded. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.

In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	timing and announcement of regulatory developments and approvals or preliminary, interim or final results of clinical trials;

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;

•	announcements of medical innovations or new products by our competitors;

•	issuance of new or changed securities analysts’ reports or recommendations for our stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	market conditions in the biopharmaceutical industry;

•	any future sales of our common stock or other securities in connection with raising additional capital or otherwise;

•	any major change to the composition of our board of directors or management; and

•	general economic conditions and slow or negative growth of our markets.

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

We will need to satisfy our future cash needs through public or private sales of our equity securities, sales of debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of our product candidates and technology and, to a lesser extent, grant funding. We filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on June 5, 2015, on which we registered for sale up to $350 million of securities of any combination of common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine, including up to $50 million of our common stock available for issuance pursuant to an at-the-market offering program Sales Agreement that we entered into with Cowen and Company LLC, or Cowen, in May 2015. Pursuant to the Sales Agreement, we may offer and sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $50 million through Cowen as our sales agent. Under the Sales Agreement, Cowen may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or grant licenses on terms that are not favorable to us.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

We are required to comply with Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires public companies to maintain effective internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2015. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we fail to maintain the effectiveness of our internal controls or fail to comply in a timely manner with the requirements of the Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, this could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our independent registered public accounting firm as required under Section 404 of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on trading prices for our common stock, and could adversely affect our ability to access the capital markets.

We will no longer be an emerging growth company beginning on December 31, 2015 after which we will not be able to take advantage of the reduced disclosure requirements applicable to emerging growth companies.

We will remain an emerging growth company under the JOBS Act until December 31, 2015. As an emerging growth company, we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies. On December 31, 2015, we will become a large accelerated filer and the reduced disclosure obligations of emerging growth companies will no longer be available to us. As a result, we will need to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act beginning with our annual report on Form 10-K for the year ending December 31, 2015, will be required to hold a say-on-pay vote and a say-on-frequency vote at our 2016 annual meeting of stockholders, and will no longer be entitled to provide the reduced executive compensation disclosures permitted by emerging growth companies in our annual report on the Form 10-K and proxy statement for the year ending December 31, 2015. We expect that our transition from “emerging growth company” to “large accelerated filer” will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.

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

We have invested the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments such as commercial paper and corporate debt securities, U.S. government securities, certificates of deposit and institutional money market funds. As of June 30, 2015, $71.6 million of the net proceeds of the offering had been used primarily for working capital purposes, including recurring expenses and preclinical and clinical trial costs related to the development of ITI-007. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus dated January 30, 2014 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act on January 31, 2014. We have broad discretion in the use of the net proceeds from our initial public offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock.

(c)	Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2015.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

On August 3, 2015, we entered into an employment agreement with Michael Halstead, our Senior Vice President, General Counsel and Secretary. The agreement provides for an annual salary of $425,000, subject to our annual review and adjustment in the discretion of our board of directors, and that Mr. Halstead is eligible for bonus payments and equity grants as may be awarded by our board of directors. In addition, his employment agreement provides that we will pay the premium on a life insurance policy in an amount of $150,000. The employment agreement also provides that Mr. Halstead is entitled to participate in our benefit plans on the same basis as other executive level employees as well as long-term disability insurance and reimbursement for reasonable business expenses. The initial term of the agreement is three years and will be renewed for successive one year terms, unless we or Mr. Halstead provides notice that we or he, as the case may be, does not wish to renew the agreement or wishes to renew the agreement on different terms than those contained in the agreement.

If Mr. Halstead’s employment is terminated for any reason, he will be entitled to compensation and benefits through the last day of his employment, including accrued but untaken vacation. If his employment is terminated due to his death or disability, we will also pay him or his estate the compensation which would otherwise have been payable to him through the end of the month in which such termination occurs as well as payment for any accrued but untaken vacation. If his employment is terminated without cause by us or he terminates his employment for good reason, he will receive the following severance benefits following his employment termination, on condition that he executes a general release in our favor, returns all our property, and complies with his employment agreement, proprietary information, inventions, and non-competition agreement, and the general release: (a) payment of 12 months of his then current base salary and the pro rata portion of an amount equal to the bonus he was awarded for the previous year, if any, which severance payments will be paid in one lump sum on the date the general release he executes becomes effective; (b) payment for 12 months of the portion of the COBRA premiums that we paid prior to his termination; and (c) all of his unvested equity grants will immediately vest. Mr. Halstead will also be entitled to such severance benefits if we elect not to renew his employment agreement for reasons other than death, disability or cause, but (i) such severance benefits are conditioned on Mr. Halstead executing a general release in our favor, returning all our property, and complying with his employment agreement, proprietary information, inventions, and non-competition agreement, and the general release and (ii) Mr. Halstead will not be eligible for such severance benefits if he or we wish to renew the agreement on different terms than those contained in his employment agreement. If his employment is terminated for reasons other than death or disability within three months before or 12 months following a change of control, he terminates his employment for good reason during such period, or he terminates his employment for any reason within one month following a change of control, he will be eligible for the following severance benefits following his employment termination: (a) payment of 18 months of his then current base salary and the pro rata portion of an amount equal to the bonus he was awarded for the previous year, which severance payments will be paid in one lump sum on the eighth day following the effective date of the general release, (b) payment for 18 months of the portion of the COBRA premiums that we paid prior to his termination, and (c) all of his unvested equity grants will immediately vest. Such severance benefits following a change of control are payable on condition that he executes a general release in favor of us, returns all our property and complies with his post-termination obligations under his employment agreement, his proprietary information, inventions, and non-competition agreement, and his general release.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1	Sales Agreement dated May 28, 2015 by and between Intra-Cellular Therapies, Inc., and Cowen and Company, LLC.		8-K (Exhibit 10.1)	5/28/2015	001-36274

10.2*	Intra-Cellular Therapies, Inc. Amended and Restated 2013 Equity Incentive Plan.		8-K (Exhibit 10.1)	6/18/2015	001-36274

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014 (audited), (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).	X

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: August 5, 2015	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Date: August 5, 2015	By:	/s/ Lawrence J. Hineline
Lawrence J. Hineline
Vice President of Finance and Chief Financial Officer