Form 10-Q
period 2015-09-30
Intra-Cellular Therapies, Inc.
filed 2015-11-05
CIK 1567514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 4, 2015, the registrant had 43,022,553 shares of common stock outstanding.

Intra-Cellular Therapies, Inc.

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” mean Intra-Cellular Therapies, Inc. and our subsidiaries. “ITI” refers to our wholly-owned operating subsidiary ITI, Inc. and its subsidiary.

i

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$332,828,289	$61,325,044
Investment securities, available-for-sale	177,903,693	68,320,672
Accounts receivable	—	51,603
Prepaid expenses and other current assets	1,532,908	1,288,953

Total current assets	512,264,890	130,986,272
Property and equipment, net	785,544	54,553
Other assets	71,875	70,944

Total assets	$513,122,309	$131,111,769

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$705,043	$2,052,765
Accrued and other current liabilities	8,575,333	7,529,241
Accrued employee benefits	1,106,620	975,058

Total current liabilities	10,386,996	10,557,064

Long-term deferred rent	881,143	—

Total liabilities	11,268,139	10,557,064

Stockholders’ equity:
Common stock, $.0001 par value: 100,000,000 shares authorized; 43,009,886 and 29,499,059 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	4,301	2,950
Additional paid-in capital	666,083,825	208,912,345
Accumulated deficit	(164,214,582)	(88,255,957)
Accumulated comprehensive loss	(19,374)	(104,633)

Total stockholders’ equity	501,854,170	120,554,705

Total liabilities and stockholders’ equity	$513,122,309	$131,111,769

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$124,414	$60,705	$511,439

Costs and expenses:
Research and development	28,457,631	4,046,335	64,852,576	9,585,336
General and administrative	3,891,744	2,581,685	11,649,169	6,615,756

Total costs and expenses	32,349,375	6,628,020	76,501,745	16,201,092

Loss from operations	(32,349,375)	(6,503,606)	(76,441,040)	(15,689,653)
Interest expense	—	—	—	(7,073)
Interest income	188,892	88,099	482,415	204,396

Net loss	$(32,160,483)	$(6,415,507)	$(75,958,625)	$(15,492,330)

Net loss per common share:
Basic & Diluted	$(0.91)	$(0.22)	$(2.25)	$(0.55)

Weighted average number of common shares:
Basic & Diluted	35,320,046	29,379,156	33,716,032	28,386,794

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(32,160,483)	$(6,415,507)	$(75,958,625)	$(15,492,330)

Other comprehensive loss:
Unrealized gain (loss) on investment securities	33,303	(19,640)	85,259	(67,389)

Comprehensive loss	$(32,127,180)	$(6,435,147)	$(75,873,366)	$(15,559,719)

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited) Nine Months Ended September 30,
	2015	2014

Cash flows provided by (used in) operating activities
Net loss	$(75,958,625)	$(15,492,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	92,594	19,156
Share-based compensation expense	7,466,595	2,192,860
Issuance of common stock for services	136,984	131,538
Amortization of premiums on investment securities	520,328	144,017
Changes in operating assets and liabilities:
Accounts receivable	51,603	211,904
Prepaid expenses and other assets	(244,886)	(551,524)
Accounts payable	(1,347,722)	(2,891,185)
Accrued liabilities	1,177,654	(365,251)
Deferred rent	881,143	—

Net cash used in operating activities	(67,224,332)	(16,600,815)

Cash flows provided by (used in) investing activities
Purchases of investments	(231,146,274)	(92,272,925)
Maturities of investments	121,128,184	26,994,790
Purchases of property and equipment	(823,585)	(8,324)

Net cash used in investing activities	(110,841,675)	(65,286,459)

Cash flows provided by (used in) financing activities
Proceeds from stock option exercises	317,508	99,103
Proceeds from stock subscriptions	—	109,833
Gross proceeds of public offerings	449,996,887	116,191,285
Payment of costs of public offerings	(745,143)	(748,538)

Net cash provided by financing activities	449,569,252	115,651,683

Net increase in cash and cash equivalents	271,503,245	33,764,409
Cash and cash equivalents at beginning of period	61,325,044	35,150,924

Cash and cash equivalents at end of period	$332,828,289	$68,915,333

Cash paid for interest	$—	$7,073

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2015

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

On October 31, 2014, the Company entered into a termination agreement with Takeda Pharmaceutical Company Limited (“Takeda”) terminating the worldwide license and collaboration agreement under which the Company and Takeda were jointly developing the Company’s proprietary compound ITI-214 and other selected compounds that selectively inhibit phosphodiesterase type 1 (“PDE1”) for use in the prevention and treatment of human diseases. Through September 30, 2015, the Company had received approximately $29.0 million in total payments under the agreement and was previously eligible to receive milestone payments and royalties based on net sales. On September 15, 2015, Takeda completed the transfer of the Investigational New Drug (“IND”) for ITI-214 to the Company. The Company intends to explore the development of our PDE1 program, including ITI-214 for the treatment of several CNS and non-CNS conditions.

In the first quarter of 2015, the Company moved its headquarters to 430 East 29th Street, New York, New York 10016. The Company has entered into a long-term lease for approximately 16,753 square feet of useable laboratory and office space. The lease has a term of 11 years. The Company expects that its facility related costs will increase moderately beginning in 2015 due to this new facility. Due to the amortization of total lease payments, the Company has recognized $0.9 million of deferred rent in the nine months ended September 30, 2015. The deferred rent balance will incrementally increase over the next two years. A board member of the Company is a Chairman of the board of directors, Chief Executive Officer and President of the parent company to the landlord under this lease.

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

On September 28, 2015, the Company completed a public offering of common stock in which the Company sold 7,935,000 shares of common stock, which included the exercise of the underwriters’ option to purchase an additional 1,035,000 shares, at an offering price of $43.50 per share. After deducting underwriting discounts, commissions and offering expenses, the net proceeds to the Company were approximately $327.4 million.

In connection with this public offering, on September 21, 2015, the Company terminated its Sales Agreement (the “Sales Agreement”) that the Company had entered into with Cowen and Company, LLC in May 2015 with respect to its at-the-market offering program. The Company did not offer or sell any shares pursuant to the Sales Agreement.

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

The Company will no longer be considered an “emerging growth company” on December 31, 2015 and will instead become a “large accelerated filer,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company will therefore no longer be able to rely on those exemptions to reporting requirements available to “emerging growth companies.” As a result, the Company will need to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2015, will be required to hold a say-on-pay vote and a say-on-frequency vote at its 2016 Annual Meeting of Stockholders, and will no longer be entitled to provide the reduced executive compensation disclosures permitted by emerging growth companies in its Annual Report on the Form 10-K and proxy statement for the year ending December 31, 2015. The Company expects that the Company’s transition from “emerging growth company” to “large accelerated filer” will require additional attention from management and will result in increased costs to the Company, which could include higher legal fees, accounting and related fees and fees associated with investor relations activities, among others.

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

Investment Securities

Investment securities consisted of the following (in thousands):

	September 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(unaudited)
U.S. Government Agency Securities	$17,024	$3	$(3)	$17,024
FDIC Certificates of Deposit (1)	22,998	12	—	23,010
Certificates of Deposit	94,500	—	—	94,500
Commercial Paper	4,476	1	(1)	4,476
Corporate Notes/Bonds	38,925	4	(35)	38,894

	$177,923	$20	$(39)	$177,904

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$4,316	$—	$(3)	$4,313
FDIC Certificates of Deposit (1)	16,374	—	(14)	16,360
Certificates of Deposit	2,000	—	—	2,000
Commercial Paper	9,743	1	—	9,744
Corporate Notes/Bonds	35,992	—	(89)	35,903

	$68,425	$1	$(106)	$68,320

(1)	“FDIC Certificates of Deposit” consist of deposits that are less than $250,000.

The Company has classified all of its investment securities available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of September 30, 2015 and December 31, 2014, the Company held $78.9 million and $31.8 million, respectively, of available-for-sale investment securities with contractual maturity dates more than one year and less than two years.

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

The Company has no assets or liabilities that were measured using quoted prices for significant unobservable inputs (Level 3 assets and liabilities) as of September 30, 2015 and December 31, 2014. The carrying value of cash held in money market funds of approximately $16.8 million as of September 30, 2015 and $8.5 million as of December 31, 2014, is included in cash and cash equivalents and approximates market value based on quoted market price or Level 1 inputs.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$16,830	$16,830	$—	$—
U.S. Government Agency Securities	17,024	—	17,024	—
FDIC certificates of deposit	23,010	—	23,010	—
Certificates of deposit	104,500	—	104,500	—
Commercial paper	4,476	—	4,476	—
Corporate Bonds/Notes	38,894	—	38,894	—

	$204,734	$16,830	$187,904	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$8,495	$8,495	$—	$—
U.S. Government Agency Securities	4,313	—	4,313	—
FDIC certificates of deposit	16,360	—	16,360	—
Certificates of deposit	41,000	—	41,000	—
Commercial paper	9,744	—	9,744	—
Corporate Bonds/Notes	35,903	—	35,903	—

	$115,815	$8,495	$107,320	$—

Financial Instruments

The Company considers the recorded costs of its financial assets and liabilities, which consist of cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, to approximate their fair value because of their relatively short maturities at September 30, 2015 and December 31, 2014. Management believes that the risks associated with its financial instruments are minimal as the counterparties are various corporations, financial institutions and government agencies of high credit standing.

Concentration of Credit Risk

Cash equivalents and certificates of deposits are held with major financial institutions in the United States. Certificates of deposit held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

Accounts Receivable

Accounts receivable that management has the intent and ability to collect are reported in the balance sheets at outstanding amounts, less an allowance for doubtful accounts. The Company writes off uncollectible receivables when the likelihood of collection is remote.

The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of September 30, 2015 and December 31, 2014, as the Company has a history of collecting on all of its accounts, including government agencies and collaborations funding its research.

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

For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. For awards that contain a performance-based vesting condition, expense is amortized using the accelerated attribution method. Share-based compensation expense recognized in the statements of operations for the three and nine months ended September 30, 2015 and 2014 is based on share-based awards ultimately expected to vest, and this amount has therefore been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated based on the Company’s historical experience and have not been material.

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

Since the Company had net operating loss carryforwards as of September 30, 2015 and 2014, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations.

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

The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive as applied to the loss from operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	1,746,502	1,043,834	1,742,555	1,043,834

3. Property and Equipment

Property and equipment consist of the following:

	September 30, 2015	December 31, 2014

Computer equipment	$39,589	$39,160
Furniture and fixtures	234,431	35,958
Scientific equipment	2,821,330	2,207,848

	3,095,350	2,282,966

Less accumulated depreciation	(2,309,806)	(2,228,413)

	$785,544	$54,553

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $92,594 and $19,156 respectively.

4. Share-Based Compensation

The Company sponsors the Intra-Cellular Therapies, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) to provide for the granting of stock-based awards, such as stock options, restricted common stock, restricted stock units and stock appreciation rights to employees, directors and consultants as determined by the Board of Directors. In August 2013, the Company assumed in the Merger the ITI 2003 Equity Incentive Plan, as amended (the “2003 Plan”), which expired by its terms in July 2013. As of September 30, 2015, there were options to purchase 2,876,069 shares of common stock outstanding under 2013 Plan. Effective in November 2013, the Company adopted the 2013 Plan. The Company initially reserved 2,850,000 shares of common stock for issuance under the 2013 Plan. In both January 2015 and 2014, the number of shares of common stock reserved for issuance under the 2013 Plan automatically increased by 800,000 pursuant to the evergreen provisions of the 2013 Plan. On June 16, 2015, the stockholders of Company approved, at the Company’s 2015 Annual Meeting of Stockholders, an amendment to the 2013 Plan to increase the number of shares of common stock available for issuance under the plan by 3,100,000 shares, to increase by 100,000 shares the maximum number of shares available for issuance of options, stock appreciation rights and other similar awards to any one participant in any calendar year for purposes of meeting the requirements for qualified performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and to eliminate the evergreen provisions of the 2013 Plan under which 800,000 shares were automatically added to the plan on each of January 1, 2014 and 2015.

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

Total stock-based compensation expense, related to all of the Company’s share-based awards to employees, directors and consultants recognized during the three and nine months ended September 30, 2015 and 2014, was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Research and development	$1,220,602	$788,496	$2,892,258	$1,020,746
General and administrative	1,645,388	914,149	4,574,337	1,172,114

Total share-based compensation expense	$2,865,990	$1,702,645	$7,466,595	$2,192,860

The following table describes the weighted-average assumptions used for calculating the value of options granted during the nine months ended September 30, 2015 and 2014:

	2015	2014

Dividend yield	0%	0%
Expected volatility	80%	80%
Weighted-average risk-free interest rate	1.8%	2.2%
Expected term	6.3 years	6.3 years

Information regarding the stock options activity including with respect to grants to employees, directors and consultants as of September 30, 2015, and changes during the nine-month period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life

Outstanding at December 31, 2014	2,233,460	$9.20	7.3 years
Options granted	815,973	$19.04	9.3 years
Options exercised	(159,864)	$1.99	2.7 years
Options canceled or expired	(13,500)	$3.26	7.7 years

Outstanding at September 30, 2015	2,876,069	$12.42	7.6 years

Vested or expected to vest at September 30, 2015	2,876,069	$12.42

Exercisable at September 30, 2015	1,387,369	$6.96	6.1 years

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

On October 31, 2014, the Company entered into an agreement with Takeda terminating the Takeda License Agreement, pursuant to which all rights granted under the Takeda License Agreement were returned to the Company. On September 15, 2015, Takeda completed the transfer of the IND for ITI-214 to the Company. ITI-214 is the first compound in its class to successfully advance into Phase 1 clinical trials. The Company intends to explore the development of its PDE1 program, including ITI-214 for the treatment of several CNS and non-CNS conditions, which may include cognition in Parkinson’s disease, cognition in Alzheimer’s disease, cognition in schizophrenia and in other non-CNS indications. Other compounds in the PDE portfolio are also being advanced for the treatment of various indications, including non-CNS therapeutic areas.

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

In addition, ITI is required to use at least $1.0 million annually of its resources for the development and commercialization of the technology until ITI submits an NDA. ITI met its spending requirements in 2014 and 2015. There were no other payments made or required for the three and nine months ended September 30, 2015 and 2014.

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

ITI-007 for the Treatment of Schizophrenia

On September 16, 2015, we announced top-line clinical results from our first Phase 3 clinical trial of ITI-007 for the treatment of patients with schizophrenia. This randomized, double-blind, placebo-controlled Phase 3 clinical trial was conducted at 12 sites in the United States with 450 patients randomized (1:1:1) to receive either 60 mg of ITI-007, 40 mg of ITI-007 or placebo once daily in the morning for 28 days. The pre-specified primary efficacy measure was change from baseline versus placebo at study endpoint (4 weeks) on the centrally rated Positive and Negative Syndrome Scale, or PANSS, total score. In this trial, the once-daily dose of 60 mg of ITI-007 met the primary endpoint and demonstrated antipsychotic efficacy with statistically significant superiority over placebo at week 4 (study endpoint). Moreover, the 60 mg dose of ITI-007 showed significant antipsychotic efficacy as early as week 1, which was maintained at every time point throughout the entire study. ITI-007 showed a dose-related improvement in symptoms of schizophrenia with the 40 mg dose approximating the trajectory of improvement seen with the 60 mg dose, but the effect with 40 mg did not reach statistical significance on the primary endpoint. In addition, the 60 mg dose of ITI-007 met the key secondary endpoint of statistically significant improvement on the Clinical Global Impression Scale for Severity of Illness, or CGI-S. The 40 mg dose of ITI-007 also demonstrated a statistically significant improvement versus placebo on the CGI-S, though not formally tested against placebo since it did not separate on the primary endpoint. Consistent with previous studies, ITI-007 had a favorable safety and tolerability profile as evidenced by motoric, metabolic, and cardiovascular characteristics similar to placebo, and no clinically significant changes in akathisia, extrapyramidal symptoms, prolactin, body weight, glucose, insulin, or lipids.

On September 16, 2015, we also announced top-line data from an open-label positron emission tomography, or PET, study of ITI-007 examining brain occupancy of striatal D2 receptors. This study was conducted in patients diagnosed with schizophrenia who were otherwise healthy and stable with respect to their psychosis. After washout from their previous antipsychotic medication for at least two weeks, PET was used to determine target occupancy in brain regions at baseline (drug-free) and again after two weeks of once daily ITI-007 oral administration. In this trial, the 60 mg dose of ITI-007 was associated with a mean of approximately 40% striatal dopamine D2 receptor occupancy. As predicted by preclinical and earlier clinical data, ITI-007 demonstrated antipsychotic effect at relatively low striatal D2 receptor occupancy, lower than the occupancy range required by most other antipsychotic drugs. Unlike any existing schizophrenia treatment, this dopamine receptor phosphoprotein modulator, or DPPM, acts as a pre-synaptic partial agonist and post-synaptic antagonist at D2 receptors. We believe this mechanism likely contributes to the favorable safety profile of ITI-007, with reduced risk for hyperprolactinemia, akathisia, extrapyramidal symptoms, and other motoric side effects.

The top-line results from our first Phase 3 clinical trial of ITI-007 confirm the earlier Phase 2 results that we announced in December 2013, in which ITI-007 exhibited antipsychotic efficacy in a randomized, double-blind, placebo and active controlled clinical trial in patients with an acutely exacerbated episode of schizophrenia. In this Phase 2 trial, 335 patients were randomized to receive one of four treatments: 60 mg of ITI-007, 120 mg of ITI-007, 4 mg of risperidone (active control) or placebo in a 1:1:1:1 ratio, orally once daily for 28 days. The primary endpoint for this clinical trial was change from baseline to Day 28 on the PANSS total score. In this study, ITI-007 met the trial’s pre-specified primary endpoint, improving symptoms associated with schizophrenia as measured by a statistically significant and clinically meaningful decrease in the PANSS total score. The trial also met key secondary outcome measures related to efficacy on PANSS subscales and safety.

We are also conducting a second Phase 3 clinical trial in schizophrenia that we initiated in the second quarter of 2015, with approximately 580 patients planned to be enrolled in the trial. In this trial, we are randomizing patients to two doses of ITI-007 (60 mg or 20 mg), risperidone (active control) or placebo over a 6-week treatment duration, and the primary outcome measure is change from baseline to Day 42 on the PANSS total score. Subject to timely enrollment, we anticipate top-line results from the second Phase 3 clinical trial will be available in mid-2016.

In addition to our two Phase 3 clinical trials, we will need to complete other clinical and non-clinical trials and manufacturing and pre-commercialization activities necessary to support the submission of a planned New Drug Application, or NDA, for ITI-007 in schizophrenia, which we currently expect could occur at the end of 2016 or in the first half of 2017.

Other Indications for ITI-007

Following communication with the FDA, we are also proceeding with a Phase 3 development program of ITI-007 for the treatment of depressive episodes associated with bipolar disorder (bipolar depression). The Phase 3 program in bipolar depression consists of two multicenter, randomized, double-blind, placebo-controlled clinical trials. The first Phase 3 trial will evaluate ITI-007 as a monotherapy and the second Phase 3 trial will evaluate ITI-007 as an adjunctive therapy with lithium or valproate. The primary endpoint for both studies will be the Montgomery Asberg Depression Rating Scale, or MADRS following 6 weeks of treatment. The MADRS is a 10 item scale designed to measure the overall severity of depressive symptoms and has been used as a primary tool for registration trials supporting drug approval in unipolar and bipolar depression. Patients with a major depressive episode associated with Bipolar I or Bipolar II disorder are planned to be enrolled in each trial and we will be evaluating once-daily doses of ITI-007 at 40 mg and 60 mg. We plan to commence these studies in late 2015.

In addition, in the fourth quarter of 2014, we announced the top-line data from ITI-007-200, a Phase 1/2 clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of low doses of ITI-007 in healthy geriatric subjects and in patients with dementia, including Alzheimer’s disease. The completion of this study marks an important milestone in our strategy to develop low doses of ITI-007 for the treatment of behavioral disturbances associated with dementia and related disorders. The ITI-007-200 trial results to date indicate that ITI-007 is safe and well-tolerated across a range of low doses, has linear- and dose-related pharmacokinetics and improves cognition in the elderly. The most frequent adverse event was mild sedation at the higher doses. We believe these results further position ITI-007 as a development candidate for the treatment of behavioral disturbances in patients with dementia and other neuropsychiatric and neurological conditions. We plan to initiate additional clinical programs evaluating ITI-007 in patients with behavioral disturbances associated with dementia and related disorders, including Alzheimer’s disease, in late 2015 or the first half of 2016.

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

Other Product Candidates

We have a second major program called ITI-002 that has yielded a portfolio of compounds that selectively inhibits the enzyme phosphodiesterase type 1, or PDE1. We believe PDE1 helps regulate brain activity related to cognition, memory processes and movement/coordination. On February 25, 2011, we (through our wholly owned operating subsidiary, ITI) and Takeda Pharmaceutical Company Limited, or Takeda, entered into a license and collaboration agreement, or the Takeda License Agreement, under which we agreed to collaborate to research, develop and commercialize our proprietary compound ITI-214 and other selected compounds that selectively inhibit PDE1 for use in the prevention and treatment of human diseases. On October 31, 2014, we entered into an agreement with Takeda terminating the Takeda License Agreement, or the Termination Agreement, pursuant to which all rights granted under the Takeda License Agreement were returned to us. On September 15, 2015, Takeda completed the transfer of the Investigational New Drug, or IND, for ITI-214 to us. ITI-214 is the first compound in its class to successfully advance into Phase 1 clinical trials. We intend to explore the development of our PDE1 program, including ITI-214 for the treatment of several CNS and non-CNS conditions, which may include cognition in Parkinson’s disease, cognition in Alzheimer’s disease, cognition in schizophrenia and in other non-CNS indications. Other compounds in the PDE1 portfolio are also being advanced for the treatment of various indications.

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

Since inception, we have devoted substantially all of our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of September 30, 2015, our accumulated deficit was $164.2 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and pre-clinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.

Our corporate headquarters and laboratory are located in New York, New York.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.

Revenues

We have not generated any revenue from product sales to date and we do not expect to generate revenues from product sales for at least the next several years. We did not have any revenues for the three months ended September 30, 2015 and our revenues for the nine months ended September 30, 2015 have been from a government grant. For the three and nine months ended September 30, 2014, revenues were from our recently terminated license and collaboration agreement with Takeda. We will not receive any further revenue under the Takeda License Agreement, which was terminated on October 31, 2014. We have received and may continue to receive grants from U.S. government agencies and foundations.

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

Our ITI-002 program has a compound, ITI-214, in Phase 1 development. We intend to explore the development of our PDE1 program, including ITI-214 for the treatment of several CNS and non-CNS conditions, which may include cognition in Parkinson’s disease, cognition in Alzheimer’s disease, cognition in schizophrenia and in other non-CNS indications. Other compounds in the PDE1 portfolio are also being advanced for the treatment of various indications. We do not anticipate a significant increase in our operating expenses related to our PDE development programs in 2015. Our other projects are still in the pre-clinical stages, and will require extensive funding not only to complete pre-clinical testing, but to enter into and complete clinical trials. Expenditures that we incur on these projects will be subject to availability of funding in addition to the funding required for the advancement of ITI-007. Any failure or delay in the advancement of ITI-007 could require us to re-allocate resources from our other projects to the advancement of ITI-007, which could have a significant material adverse impact on the advancement of these other projects and on our results of operations. Our operating expenses are comprised of (i) research and development expenses and (ii) general and administrative expenses. Our research and development costs are comprised of:

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

We expect that research and development expenses will continue to increase substantially as we continue with our Phase 3 development of ITI-007 for the treatment of patients with schizophrenia and initiate our anticipated trials in bipolar disorder and in patients with behavioral disturbances associated with dementia and related disorders, including Alzheimer’s disease. We also expect that our general and administrative costs will increase substantially from prior periods primarily due to the increased costs associated with being a public reporting entity, which would include adding additional personnel. We granted options to purchase 1,108,000 shares of our common stock in the year ended December 31, 2014 and have granted options to purchase an additional 815,973 shares of our common stock through September 30, 2015. We will recognize expense associated with these options over the next three years in both research and development expenses and general and administrative expenses. We expect this non-cash expense to be material and affect quarter to quarter and year to date comparisons in the upcoming year. We expect to continue to grant stock options and other stock-based awards in the future, which will increase our stock-based compensation expense in future periods.

The following table sets forth our revenues and operating expenses for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Revenues	$—	$124	$61	$511

Expenses
Research and Development	28,457	4,046	64,853	9,585
General and Administrative	3,892	2,582	11,649	6,616

	32,349	6,628	76,502	16,201

Interest Income, net	189	88	482	198

Net Loss	$(32,160)	$(6,416)	$(75,959)	$(15,492)

Comparison of Three and Nine Month Periods Ended September 30, 2015 and September 30, 2014

Revenues

Revenues decreased for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 by approximately $124,000 and $451,000, respectively, as revenue during the three and nine months ended September 30, 2014 were from a license and collaboration agreement with Takeda, which has since been terminated, as compared to revenue of approximately $0 and $61,000 during the three and nine months ended September 30, 2015 from a government grant.

Research and Development Expenses

Research and development expenses increased to $28.5 million for the three month period ended September 30, 2015 as compared to $4.0 million for the three month period ended September 30, 2014. This change of $24.5 million is due primarily to an increase of approximately $16.3 million of costs associated with outside clinical testing and approximately $7.0 million from nonclinical testing and the remainder due to increased labor and labor related costs in the three month period ended September 30, 2015 over the three month period ended September 30, 2014. The vast majority of the increase is due to costs associated with our ITI-007 Phase 3 clinical program. In late 2014 we began a Phase 3 clinical trial of ITI-007 in patients with schizophrenia and incurred the majority of the costs for this trial in the first three quarters of 2015. In addition, we started our second Phase 3 clinical trial of ITI-007 in schizophrenia in June 2015 and incurred significant costs for this trial in the third quarter of 2015. In 2014, we did not incur significant costs related to clinical trials. Amounts payable to external parties comprise a significant portion of our research and development costs. In the three months ended September 30, 2015, we incurred approximately $25.8 million of costs to external parties who manufactured, tested and performed clinical trial related activities as compared to $2.5 million in the three month period ended September 30, 2014. Of these external costs, approximately $25.5 million in the three months ended September 30, 2015 and $2.5 million in the three month period ended September 30, 2014 were for ITI-007 related projects. The remaining amounts for each of these periods were spent on other projects. Internal costs are comprised primarily of labor, fringe benefits, materials, supplies and facilities and maintenance costs and were approximately $2.6 million and $1.5 million in the three months ended September 30, 2015 and 2014, respectively. The increase in these internal costs is due primarily to hiring additional research and development employees in 2015 in addition to increased stock option based compensation.

Research and development expenses increased to $64.9 million for the nine month period ended September 30, 2015 as compared to $9.6 million for the nine month period ended September 30, 2014. This change of $55.3 million is due primarily to an increase of approximately $40.9 million of costs associated with outside clinical testing and approximately $10.9 million from nonclinical testing and the remainder due to increased labor and travel expenses in the nine month period ended September 30, 2015 over the nine month period ended September 30, 2014. The vast majority of the increase is due to costs associated with conducting our ITI-007 Phase 3 clinical program. In late 2014, we began a clinical trial of ITI-007 in patients with schizophrenia and incurred the majority of the costs for this trial in 2015. In addition, we started our second Phase 3 clinical trial of ITI-007 in schizophrenia in June 2015 and incurred significant costs for this trial in the third quarter of 2015. In 2014, we did not incur significant costs related to clinical trials. Amounts payable to external parties comprise a large portion of our research and development costs. In the nine months ended September 30, 2015, we incurred approximately $58.1 million of costs to external parties who manufactured, tested and performed clinical trial related activities as compared to $6.3 million in the nine month period ended September 30, 2014. Of these external costs, approximately $57.6 million in the nine months ended September 30, 2015 and $6.0 million in the nine month period ended September 30, 2014 were for ITI-007 related projects. The remaining amounts for each of these periods were spent on other projects. Internal costs are comprised primarily of labor, fringe benefits, materials, supplies and facilities and maintenance costs and were approximately $6.7 million and $3.3 million in the nine months ended September 30, 2015 and 2014, respectively. The increase in these internal costs is due primarily to hiring additional research and development employees in 2015 in addition to increased stock option based compensation.

As development of ITI-007 for the treatment of schizophrenia progresses, we anticipate costs for that program to increase considerably in the remainder of 2015 and in the next several years as we conduct Phase 3 and other clinical trials. We are also required to complete non-clinical testing to obtain FDA approval and manufacture material needed for clinical trial use, which includes non-clinical testing of the drug product and the creation of an inventory of drug product in anticipation of possible FDA approval. In addition we plan to spend increasing amounts to further our development of ITI-007 for other indications, including but not limited to, the treatment of depressive episodes associated with bipolar disorder (bipolar depression), for treatment of behavioral disturbances associated with dementia and related disorders, and for treating agitation, aggression and sleep disturbances in diseases that include dementia, Alzheimer’s disease, Huntington’s disease and autism spectrum disorders, among other indications.

As of September 30, 2015, we employed 22 full time personnel in our research and development group as compared to 14 full time personnel at September 30, 2014. We expect to hire additional staff as we increase our development efforts and grow our business in the upcoming years.

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

During previous years we also incurred costs that were both reimbursable and non-reimbursable under the Takeda License Agreement. For the three and nine months ended September 30, 2015, we incurred no direct costs that were billable to Takeda. For the three months ended September 30, 2014, we incurred no direct costs that were billable to Takeda and for the nine months ended September 30, 2014, $40,000 of direct costs were billed to Takeda, all in the second quarter of 2014. As we refine our strategy for the PDE1 inhibitor program that was returned to us from Takeda, we do not expect a significant increase in our operating expenses related to our PDE development programs in the remainder of 2015.

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

General and Administrative Expenses

General and administrative expenses increased for the three month period ended September 30, 2015 as compared to the three month period ended September 30, 2014 by approximately $1.3 million, or 51%. The increase is primarily the result of approximately $0.7 million of higher stock option expense and the remainder due to higher accounting, rent and facilities costs, labor and state and local franchise and capital taxes. Salaries, bonuses and related benefit costs for our executive, finance and administrative functions for the three months ended September 30, 2015 and 2014 were approximately 60% and 61%, respectively, of our total general and administrative costs. The next major categories of our general and administrative expenses are patent costs, legal and other professional fees and, to a lesser extent, facilities and general office-related overhead.

General and administrative expenses increased for the nine month period ended September 30, 2015 as compared to the nine month period ended September 30, 2014 by approximately $5.0 million, or 76%. The increase is primarily the result of approximately $3.4 million of higher stock option expense and to a much lesser extent to increased labor costs and state and local franchise and capital taxes. Salaries, bonuses and related benefit costs for our executive, finance and administrative functions for the nine months ended September 30, 2015 and 2014 were approximately 58% and 44%, respectively, of our total general and administrative costs. The next major categories of our general and administrative expenses are patent costs, legal, accounting and other professional fees and, to a lesser extent, facilities and general office-related overhead.

We expect general and administrative costs to increase significantly as we hire additional staff, expand our operations, including initial preparation for potential commercial activities, and incur additional costs associated with being a public company and complying with exchange listing and SEC requirements, including the additional complexities and related costs of our transition at the end of 2015 from an “emerging growth company” to a “large accelerated filer” under the rules of the SEC. These increases could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.

Liquidity and Capital Resources

Through September 30, 2015, we provided funds for our operations by obtaining approximately $716.2 million of cash primarily through public and private offerings of our common stock and other securities, grants from government agencies and foundations and payments received under the recently terminated Takeda License Agreement. We do not believe that grant revenue will be a significant source of funding in the near future, and Takeda has no ongoing funding obligations following the termination of the Takeda License Agreement on October 31, 2014. On March 11, 2015, we completed a public offering of 5,411,481 shares of our common stock for aggregate gross proceeds of approximately $129.9 million and net proceeds of approximately $121.8 million. On September 28, 2015, we completed a public offering of 7,935,000 shares of our common stock for aggregate gross proceeds of approximately $345.2 million and net proceeds of approximately $327.4 million.

As of September 30, 2015, we had a total of approximately $510.7 million in cash and cash equivalents and available-for-sale investment securities, and approximately $10.4 million of short-term liabilities consisting entirely of liabilities from operations. Excluding the increase in net cash of approximately $121.8 million and $327.4 million from the public offerings in March 2015 and September 2015, respectively, we spent approximately $67.2 million in cash for operations and equipment and we reduced working capital by approximately $67.8 million for the nine months ended September 30, 2015. This use of cash was primarily for conducting clinical trials and non-clinical testing, including manufacturing related activities and funding recurring operating expenses.

We expect to use cash of up to $37 million during the fourth quarter of 2015, which we expect would result in total cash used of up to $105 million for the year 2015. For the year 2016 we expect to spend between approximately $130 million and $160 million. We expect these expenditures to be due primarily to the development of ITI-007 in patients with schizophrenia, behavioral disturbances in dementia, bipolar disorder and depressive disorders, our ITI-007 long acting injectable development program through pre-clinical and early clinical development, research and preclinical development of our other product candidates, the continuation of manufacturing activities in connection with the development of ITI-007, recurring expenses and costs to produce, develop and validate materials to be used in clinical and non-clinical studies related to ITI-007, and expenses associated with our other development programs and general operations. We expect that cash expenditures will continue to increase after 2016 as we further expand the ITI-007 clinical stage programs, the ITI-007 long acting injectable development program through pre-clinical and early clinical development; research and preclinical development of our other product candidates; and the continuation of manufacturing and pre-commercial activities in connection with the development of ITI-007. We believe that our existing cash and cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2018.

We will require significant additional financing in the future to continue to fund our operations. We believe that we have the funding in place to complete the additional clinical and non-clinical trials, manufacturing and pre-commercialization activities needed for potential regulatory approval and commercialization of ITI-007 in patients with schizophrenia. With the proceeds from our recent public offering we believe that we have the funds to complete our proposed clinical trials of ITI-007 in bipolar disorder as a monotherapy and as an adjunctive therapy with lithium or valproate. We will also be funding clinical trials of ITI-007 for the treatment of behavioral disturbances in dementia; preclinical and clinical development of ITI-007 long acting injectable development program; more clinical trials of ITI-007 for the treatment of depression; continued clinical development of our PDE1 program, including ITI-214; and to fund research and preclinical development of our other product candidates and the continuation of manufacturing activities in connection with the development of ITI-007. We anticipate requiring additional funds to obtain regulatory approval for ITI-007 in patients with dementia, including Alzheimer’s disease, for further development of ITI-007 in patients with bipolar disorder, depressive disorders and other indications, and for development of our other product candidates. We have incurred losses in every year since inception with the exception of 2011, when we received an up-front fee and a milestone payment related to the Takeda License Agreement. These losses have resulted in significant cash used in operations. For the nine months ended September 30, 2015, we used net cash in operating activities and purchases of equipment of approximately $68.0 million and expect to use additional cash of between approximately $167 and $197 million from the beginning of the fourth quarter of 2015 through the end of 2016. While we have several research and development programs underway, the ITI-007 program has advanced the furthest and will continue to consume increasing amounts of cash for conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct these activities necessary to pursue FDA approval of ITI-007 and our other product candidates, we expect the amount of cash needed to fund operations to increase significantly over the next several years.

With the termination of the Takeda License Agreement in October 2014, we will not receive milestone payments and expense reimbursements, including patent filing costs, from Takeda and will be responsible for the costs of developing ITI-214. On September 15, 2015, Takeda completed the transfer of the IND for ITI-214 to us. We intend to explore the development of our PDE1 program, including ITI-214 for the treatment of several CNS and non-CNS conditions, but we do not anticipate a significant increase in our operating expenses related to our PDE development programs during the remainder of 2015.

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

Our cash is maintained in checking accounts, money market accounts, money market mutual funds, U.S. Government Agency Securities, certificates of deposit, commercial paper, corporate notes and corporate bonds at major financial institutions. Due to the current low interest rates available for these instruments, we are earning limited interest income. We do not expect interest income to be a significant source of funding over the next several quarters. Our investment portfolio has not been adversely impacted by the problems in the credit markets that have existed over the last several years, but there can be no assurance that our investment portfolio will not be adversely affected in the future.

In 2014, we entered into a long-term lease, which was in amended in March 2015, for 16,753 square feet of useable laboratory and office space located at 430 East 29th Street, New York, New York 10016. Due to the amortization of total lease payments, we have recognized $0.9 million of deferred rent in the nine months ended September 30, 2015. The deferred rent balance will incrementally increase over the next two years. We occupied these facilities as our headquarters in March 2015, replacing our previous laboratories and offices. The lease, as amended, has a term of eleven years. We expect that our facility related costs will increase moderately as a result of leasing this facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

Total contractual obligations as of September 30, 2015 are summarized in the following table (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$15,782	$918	$4,340	$4,743	$5,781

The table of Contractual Obligations and Commitments does not reflect that, under the License Agreement with BMS, we may be obligated to make future milestone payments to BMS totaling $12.0 million, including $2.0 million payable by us upon the FDA’s acceptance of an NDA that we submit; to make other future milestone payments to BMS for each licensed product of up to an aggregate of approximately $14.75 million; to make tiered single digit percentage royalty payments on sales of licensed products; and to pay BMS a percentage of non-royalty payments made in consideration of any sublicense. The table also does not reflect ongoing obligations for clinical trials and other related material transactions that are not long term in nature.

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2014 and Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies during the three and nine months ended September 30, 2015.

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

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: the accuracy of our estimates regarding expenses, future revenues, uses of cash, capital requirements and the need for additional financing; the initiation, cost, timing, progress and results of our development activities, pre-clinical studies and clinical trials; the timing of and our ability to obtain and maintain regulatory approval of our existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates; our plans to research, develop and commercialize our product candidates; the election by any collaborator to pursue research, development and commercialization activities; our ability to obtain future reimbursement and/or milestone payments from our collaborators; our ability to obtain and maintain intellectual property protection for our product candidates; our ability to successfully commercialize our product candidates; the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials; our ability to obtain additional financing; the use of the proceeds from our securities offerings; our expectations regarding the additional management attention and costs that will be required as we transition from an “emerging growth company” to a “large accelerated filer;” and our ability to attract and retain key scientific or management personnel.

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

Interest Rate Sensitivity. As of September 30, 2015, we had cash, cash equivalents and marketable securities of approximately $510.7 million, consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy for their intended uses before the FDA and other regulatory authorities in the European Union and elsewhere will approve them for commercialization. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or other regulatory authorities for premarket approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. In September 2015, we announced top-line results from our first Phase 3 clinical trial of our most advanced drug candidate, ITI-007, in schizophrenia. We also initiated enrollment of our second Phase 3 clinical trial of ITI-007 in schizophrenia in the second quarter of 2015 and, subject to timely enrollment, we anticipate that top-line results from this trial will be available in mid-2016. In addition, all rights with respect to ITI-214, which has advanced into Phase 1 clinical trials that we previously granted to Takeda were recently returned to us in connection with the termination of the Takeda License Agreement. On September 15, 2015, Takeda completed the transfer of the IND for ITI-214 to us. We intend to explore the development of our PDE1 program, including ITI-214 for the treatment of several CNS and non-CNS conditions, which may include cognition in Parkinson’s disease, cognition in Alzheimer’s disease, cognition in schizophrenia and in other non-CNS indications. We cannot be certain that the clinical development of these or any other drug candidates in preclinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues from our product candidates currently in development, if any, will be derived from sales of drugs that will not become marketable for several years, if at all.

There is no guarantee that our planned clinical trials for ITI-007 in schizophrenia or in other indications will be successful.

In our Phase 1 and Phase 2 clinical trials, our lead product candidate, ITI-007, has demonstrated improved sleep maintenance, antipsychotic efficacy, and clinical signals consistent with reduction in negative symptoms associated with schizophrenia, depression and anxiety, and other symptoms associated with impaired social function. In September 2015, we announced top-line clinical results from our first randomized, double-blind, placebo-controlled Phase 3 clinical trial in patients with an acutely exacerbated episode of schizophrenia. In this trial, a once-daily 60 mg dose of ITI-007 met the primary endpoint and demonstrated antipsychotic efficacy with statistically significant superiority over placebo at week 4 (study endpoint). In addition, the 60 mg dose of ITI-007 met the key secondary endpoint of statistically significant improvement on the CGI-S. We are currently planning confirmatory later-stage clinical trials and recently initiated enrollment of our second Phase 3 clinical trial of ITI-007 in schizophrenia in the second quarter of 2015.

The historical rate of failures for product candidates in clinical development and late-stage clinical trials is high. While we plan to conduct further clinical trials in patients with schizophrenia and other indications, there is no guarantee that we will have the same level of success in these trials as we have had in our earlier clinical trials, or be successful at all.

In addition, although we believe that ITI-007 and follow-on compounds may also have clinical utility in indications other than schizophrenia, such as behavioral disturbances in dementia, bipolar disorder, intermittent explosive disorder, non-motor disorders associated with Parkinson’s disease, obsessive compulsive disorder and anxiety disorders and post-traumatic stress disorder, we have never tested ITI-007 in Phase 2 clinical trials in the patient population for these other indications, except for ITI-007-200, a Phase 1/2 clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of low doses of ITI-007 in healthy geriatric subjects and in patients with dementia, including Alzheimer’s disease, for which we announced top-line data in the fourth quarter of 2014.

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

We have recently completed our first Phase 3 clinical trial of ITI-007 for the treatment of schizophrenia and are proceeding with our second Phase 3 clinical trial of ITI-007 for the treatment of schizophrenia. Although we have discussed our clinical development plans with the FDA, the agency may ultimately determine that our Phase 3 clinical trials and non-clinical studies, even if successfully completed, are not sufficient for regulatory approval. If we are required to conduct additional clinical trials and non-clinical studies, our development of ITI-007 for schizophrenia will be more time-consuming and costly than we presently anticipate, which would have a material adverse effect on our business, results of operations and financial condition.

In June 2014, we held our end-of-Phase 2 meeting with the FDA to discuss our plans for initiating Phase 3 clinical trials of ITI-007 in schizophrenia. Following this meeting, we proceeded with our Phase 3 development program, in which we recently completed the first of two randomized, double-blind, placebo-controlled Phase 3 clinical trials of ITI-007 in patients with acutely exacerbated schizophrenia, with approximately 450 patients fully enrolled in the first Phase 3 clinical trial and approximately 580 patients planned to be enrolled in the second Phase 3 clinical trial. We completed enrollment of the first Phase 3 clinical trial in schizophrenia in the second quarter of 2015 and initiated enrollment of the second Phase 3 clinical trial in schizophrenia in the second quarter of 2015. In the first Phase 3 trial, we randomized patients to two doses of ITI-007 (60mg or 40mg) or placebo over a 4-week treatment duration, and the primary outcome measure is change from baseline to Day 28 on the PANSS total score. In the second Phase 3 trial, we are randomizing patients to receive one of four treatments: 60 mg ITI-007, 20 mg ITI-007, 4 mg risperidone (active control) or placebo in a 1:1:1:1 ratio. The second Phase 3 trial will be conducted for a 6-week treatment duration. We announced top-line results of the first Phase 3 clinical trial of ITI-007 in patients with schizophrenia in September 2015 and anticipate that the results of the second Phase 3 clinical trial will be available, subject to timely enrollment, in mid-2016. Even though we believe that our recently completed Phase 3 trial and our on-going Phase 3 clinical trial and ongoing and planned clinical and non-clinical studies for ITI-007 in schizophrenia, if successful, will be sufficient to support our NDA, the FDA may not agree with one or more aspects of our clinical trial designs, including the duration of the trials, clinical endpoints, controls, dose ranges, collection of safety data, or adequacy of our non-clinical studies. If we submit an NDA and the FDA does not agree with our clinical and non-clinical designs, our development of ITI-007 in schizophrenia and other indications may be delayed, and we may incur additional costs and devote additional resources to address any concerns the FDA may have with our trial designs. In addition, we may be required to conduct additional clinical trials or studies, which could result in additional delays and costs. There is no assurance that we will complete the Phase 3 trials and other clinical and non-clinical studies within the timeframes and the costs that we currently expect, or at all, or in a manner that is acceptable to the FDA. Any delays or unplanned costs resulting from our Phase 3 clinical trials of ITI-007 in schizophrenia may have a material adverse effect on our business, results of operations and financial condition. Even if we eventually complete Phase 3 clinical testing, submit an NDA and receive approval of ITI-007, the FDA may grant approval contingent on the performance of costly additional post-approval clinical trials. The FDA may also approve ITI-007 for a more limited indication or a narrower patient population than we originally requested, and the FDA may not approve the labeling that we believe is necessary or desirable for the successful commercialization of ITI-007 or our other product candidates. Any delay in obtaining, or inability to obtain, applicable regulatory approval for ITI-007 would delay or prevent commercialization of ITI-007 and would materially adversely impact our business, results of operations and financial condition.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents and investment securities totaled $510.7 million at September 30, 2015, which includes net proceeds of approximately $121.4 million from the public offering of shares of our common stock in March 2015 and approximately $327.4 million from the public offering of shares of our common stock in September 2015. While we believe that our existing cash, cash equivalents and investment securities, together with interest on cash balances, will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2018, the amount and timing of our actual expenditures will depend upon numerous factors, including the ongoing status of our second Phase 3 clinical trial of ITI-007 in patients with acute exacerbated schizophrenia, the continued development of our PDE1 program, including ITI-214 for the treatment of several CNS and non-CNS conditions, and our other planned clinical and non-clinical trials. Furthermore, we anticipate that we will need to secure additional funding to complete additional clinical and non-clinical trials, manufacturing and pre-commercialization activities needed for potential regulatory approval and commercialization of ITI-007 in patients with acute exacerbated schizophrenia, for further development of ITI-007 for other indications, and for development of our other product candidates. If the FDA requires that we perform additional preclinical studies or clinical trials, or we experience delays or other setbacks in our clinical trials, our expenses would further increase beyond what we currently expect and the anticipated timing of any potential NDA would likely be delayed.

With the remaining proceeds from our public offerings in February 2014, March 2015 and September 2015 we intend to fund the following: the completion of two Phase 3 clinical trials of ITI-007 in patients with acute exacerbated schizophrenia, one of which we announced top-line results in September 2015 and the second of which we initiated enrollment in the second quarter of 2015; the initiation of other planned clinical and non-clinical trials, including manufacturing, needed for anticipated regulatory approval of ITI-007 in patients with acute exacerbated schizophrenia and other potential additional indications; pre-launch activities for ITI-007 for the treatment of schizophrenia and, if it receives regulatory approval, to fund our initial commercialization efforts; initiation and completion of our clinical trials of ITI-007 in bipolar disorder as a monotherapy and as an adjunctive therapy with lithium or valproate; clinical trials of ITI-007 for the treatment of behavioral disturbances in dementia; pre-clinical and clinical development of our ITI-007 long acting injectable development program; one or more clinical trials of ITI-007 for the treatment of depression; the continued clinical development of our PDE1 program, including ITI-214; and to fund research and preclinical development of our other product candidates and the continuation of manufacturing activities in connection with the development of ITI-007. The remaining proceeds, if any, will be used to fund new and ongoing research and development activities, new business opportunities, general corporate purposes, including general and administrative expenses, capital expenditures, working capital and prosecution and maintenance of our intellectual property. Accordingly, we will continue to require substantial additional capital beyond the net proceeds from these offerings to continue our clinical development and commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the progress in, and the costs of, our preclinical studies and clinical trials and other research and development programs;

•	the scope, prioritization and number of our research and development programs;

•	the ability of any future collaborators and us to reach the milestones, and other events or developments, triggering payments under any future collaboration agreements or to otherwise make payments under such agreements;

•	our ability to enter into new, and to maintain any existing, collaboration and license agreements;

•	the extent to which any future collaborators are obligated to reimburse us for clinical trial costs under any future collaboration agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for clinical or commercial production;

•	the costs of preparing applications for regulatory approvals for our product candidates;

•	the costs of preparing for and establishing, or contracting for, sales and marketing capabilities if we obtain regulatory clearances to market our product candidates; and

•	the costs associated with litigation.

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

Problems with product candidates or approved products marketed by third parties that utilize the same therapeutic target or that belong to the same therapeutic class as our product candidates could adversely affect the development, regulatory approval and commercialization of our product candidates. In 2012, the FDA released draft guidance recommending that prospective suicidality assessments be performed in clinical trials of any drug being developed for a psychiatric indication. Our development programs are focused on psychiatric indications. Our PDE1 program is a novel target and may have unexpected safety effects that do not appear until late in clinical development or after commercial approval. To date, none of our product candidates have experienced any serious and unexpected suspected adverse reactions that resulted in the submission of an IND safety report to the FDA; however, some approved products marketed by third parties for psychiatric indications that utilize different therapeutic targets or are in a different therapeutic class have experienced significant safety issues. As we continue the development and clinical trials of our product candidates, there can be no assurance that our product candidates will not experience significant safety issues.

Discovery of previously unknown class effect problems may prevent or delay clinical development and commercial approval of product candidates or result in restrictions on permissible uses after their approval, including withdrawal of the medicine from the market. Many drugs acting on the CNS include boxed warnings and precautions related to suicidal behavior or ideation, driving impairment, somnolence/sedation and dizziness, discontinuation, weight gain, non-insulin dependent (type II) diabetes, cardiovascular side effects, sleep disturbances, and motor disturbances. If we or others later identify undesirable side effects caused by the mechanisms of action or classes of our product candidates or specific product candidates:

•	we may be required to conduct additional clinical trials or implement a Risk Evaluation and Mitigation Strategies program prior to or following approval;

•	regulatory authorities may not approve our product candidates or, as a condition of approval, require specific warnings and contraindications;

•	regulatory authorities may withdraw their approval of the product and require us to take our drug off the market;

•	we may have limitations on how we promote our drugs;

•	sales of products may decrease significantly;

•	we may be subject to litigation or product liability claims; and

•	our reputation may suffer.

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

Our product candidates have never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale. In particular, we will need to develop a larger scale manufacturing process that is more efficient and cost-effective to commercialize ITI-007 and other product candidates, which may not be successful, and which may require us to transfer our production to one or more other third-party manufacturers, potentially delaying regulatory approval and commercialization.

Our product candidates have never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. There is no assurance that our manufacturers will be successful in establishing a larger-scale commercial manufacturing process for ITI-007 which achieves our objectives for manufacturing capacity and cost of goods. Even if we could otherwise obtain regulatory approval for any product candidate, there is no assurance that our manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities of the approved product for commercialization, our commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

We rely on third-party manufacturers to manufacture and supply our product candidates for us. If one of our suppliers or manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers. We may also face significant delays in our clinical trials, regulatory approvals and product introductions and commercialization.

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

As of September 30, 2015, we had net operating loss carryforwards of approximately $148.8 million to reduce any future federal and state taxable income through 2034. Since we had net operating loss carryforwards as of December 31, 2014 and 2013, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations. The net operating loss carryforwards of approximately $148.8 million as of September 30, 2015 will begin to expire in the year 2030 if unused. The use of our net operating loss carryforwards may be restricted due to changes in our ownership, including as a result of our public offerings in March 2015 and September 2015.

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

For example, our potential products for the treatment of schizophrenia would compete with, among other branded products, Abilify®, marketed jointly by Bristol-Myers Squibb and Otsuka Pharmaceutical, Fanapt®, marketed by Novartis Pharmaceuticals, Seroquel XR®, marketed by AstraZeneca, Invega®, marketed by Janssen, Latuda®, marketed by Sunovion, and VRAYLAR®, marketed by Allergan. In addition, our products will compete with, among other generic antipsychotic drugs, haloperidol, risperidone, quetiapine, olanzapine and clozapine.

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

In the 12 months preceding September 30, 2015, the price per share of our common stock on the NASDAQ Global Select Market has ranged from a high of $60.79 to a low of $13.37. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price,. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.

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

We will remain an emerging growth company under the Jumpstart Our Business Startups Act, or JOBS Act, until December 31, 2015. As an emerging growth company, we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies. On December 31, 2015, we will become a large accelerated filer and the reduced disclosure obligations of emerging growth companies will no longer be available to us. As a result, we will need to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act beginning with our annual report on Form 10-K for the year ending December 31, 2015, will be required to hold a say-on-pay vote and a say-on-frequency vote at our 2016 annual meeting of stockholders, and will no longer be entitled to provide the reduced executive compensation disclosures permitted by emerging growth companies in our annual report on the Form 10-K and proxy statement for the year ending December 31, 2015. We expect that our transition from “emerging growth company” to “large accelerated filer” will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.

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

We have invested the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments such as commercial paper and corporate debt securities, U.S. government securities, certificates of deposit and institutional money market funds. As of September 30, 2015, $92.8 million of the net proceeds of the offering had been used primarily for working capital purposes, including recurring expenses and preclinical and clinical trial costs related to the development of ITI-007. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus dated January 30, 2014 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act on January 31, 2014. We have broad discretion in the use of the net proceeds from our initial public offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock.

(c)	Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2015.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

On November 4, 2015, we hired Robert Davis as Senior Vice President, Chief Scientific Officer and entered into an employment agreement with him. The agreement provides for an annual salary of $400,000, subject to our annual review and adjustment in the discretion of our board of directors, and that Mr. Davis is eligible for bonus payments and equity grants as may be awarded by our board of directors. In addition, his employment agreement provides that we will pay the premium on a life insurance policy in an amount of $150,000. The employment agreement also provides that Mr. Davis is entitled to participate in our benefit plans on the same basis as other executive level employees as well as long-term disability insurance and reimbursement for reasonable business expenses. The initial term of the agreement is three years and will be renewed for successive one year terms, unless we or Mr. Davis provides notice that we or he, as the case may be, does not wish to renew the agreement or wishes to renew the agreement on different terms than those contained in the agreement.

If Mr. Davis’ employment is terminated for any reason, he will be entitled to compensation and benefits through the last day of his employment, including accrued but untaken vacation. If his employment is terminated due to his death or disability, we will also pay him or his estate the compensation which would otherwise have been payable to him through the end of the month in which such termination occurs as well as payment for any accrued but untaken vacation. If his employment is terminated without cause by us or he terminates his employment for good reason, he will receive the following severance benefits following his employment termination, on condition that he executes a general release in our favor, returns all our property, and complies with his employment agreement, proprietary information, inventions, and non-competition agreement, and the general release: (a) payment of 12 months of his then current base salary and the pro rata portion of an amount equal to the bonus he was awarded for the previous year, if any, which severance payments will be paid in one lump sum on the date the general release he executes becomes effective; (b) payment for 12 months of the portion of the COBRA premiums that we paid prior to his termination; and (c) all of his unvested equity grants will immediately vest. Mr. Davis will also be entitled to such severance benefits if we elect not to renew his employment agreement for reasons other than death, disability or cause, but (i) such severance benefits are conditioned on Mr. Davis executing a general release in our favor, returning all our property, and complying with his employment agreement, proprietary information, inventions, and non-competition agreement, and the general release and (ii) Mr. Davis will not be eligible for such severance benefits if he or we wish to renew the agreement on different terms than those contained in his employment agreement. If his employment is terminated for reasons other than death or disability within three months before or 12 months following a change of control, he terminates his employment for good reason during such period, or he terminates his employment for any reason within one month following a change of control, he will be eligible for the following severance benefits following his employment termination: (a) payment of 18 months of his then current base salary and the pro rata portion of an amount equal to the bonus he was awarded for the previous year, which severance payments will be paid in one lump sum on the eighth day following the effective date of the general release,

(b) payment for 18 months of the portion of the COBRA premiums that we paid prior to his termination, and (c) all of his unvested equity grants will immediately vest. Such severance benefits following a change of control are payable on condition that he executes a general release in favor of us, returns all our property and complies with his post-termination obligations under his employment agreement, his proprietary information, inventions, and non-competition agreement, and his general release.

On November 5, 2015, we promoted Dr. Kimberly Vanover to Senior Vice President, Clinical Development. Previously Dr. Vanover served as our Vice President, Clinical Development. In connection with Dr. Vanover’s promotion we entered into an employment agreement with her. The agreement provides for an annual salary of $340,000, subject to our annual review and adjustment in the discretion of our board of directors, and that Dr. Vanover is eligible for bonus payments and equity grants as may be awarded by our board of directors. In addition, her employment agreement provides that we will pay the premium on a life insurance policy in an amount of $150,000. The employment agreement also provides that Dr. Vanover is entitled to participate in our benefit plans on the same basis as other executive level employees as well as long-term disability insurance and reimbursement for reasonable business expenses. The initial term of the agreement is three years and will be renewed for successive one year terms, unless we or Dr. Vanover provides notice that we or she, as the case may be, does not wish to renew the agreement or wishes to renew the agreement on different terms than those contained in the agreement.

If Dr. Vanover’s employment is terminated for any reason, she will be entitled to compensation and benefits through the last day of her employment, including accrued but untaken vacation. If her employment is terminated due to her death or disability, we will also pay her or her estate the compensation which would otherwise have been payable to her through the end of the month in which such termination occurs as well as payment for any accrued but untaken vacation. If her employment is terminated without cause by us or she terminates her employment for good reason, she will receive the following severance benefits following her employment termination, on condition that she executes a general release in our favor, returns all our property, and complies with her employment agreement, proprietary information, inventions, and non-competition agreement, and the general release: (a) payment of 12 months of her then current base salary and the pro rata portion of an amount equal to the bonus she was awarded for the previous year, if any, which severance payments will be paid in one lump sum on the date the general release she executes becomes effective; (b) payment for 12 months of the portion of the COBRA premiums that we paid prior to her termination; and (c) all of her unvested equity grants will immediately vest. Dr. Vanover will also be entitled to such severance benefits if we elect not to renew her employment agreement for reasons other than death, disability or cause, but (i) such severance benefits are conditioned on Dr. Vanover executing a general release in our favor, returning all our property, and complying with her employment agreement, proprietary information, inventions, and non-competition agreement, and the general release and (ii) Dr. Vanover will not be eligible for such severance benefits if she or we wish to renew the agreement on different terms than those contained in her employment agreement. If her employment is terminated for reasons other than death or disability within three months before or 12 months following a change of control, she terminates her employment for good reason during such period, or she terminates her employment for any reason within one month following a change of control, she will be eligible for the following severance benefits following her employment termination: (a) payment of 18 months of her then current base salary and the pro rata portion of an amount equal to the bonus she was awarded for the previous year, which severance payments will be paid in one lump sum on the eighth day following the effective date of the general release, (b) payment for 18 months of the portion of the COBRA premiums that we paid prior to her termination, and (c) all of her unvested equity grants will immediately vest. Such severance benefits following a change of control are payable on condition that she executes a general release in favor of us, returns all our property and complies with her post-termination obligations under her employment agreement, her proprietary information, inventions, and non-competition agreement, and her general release.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1*	Employment Agreement dated August 3, 2015 by and between Intra-Cellular Therapies, Inc., and Michael I. Halstead.	X

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014 (audited), (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).	X

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: November 5, 2015	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Date: November 5, 2015	By:	/s/ Lawrence J. Hineline
Lawrence J. Hineline
Vice President of Finance and Chief Financial Officer