Form 10-K
period 2015-12-31
Intra-Cellular Therapies, Inc.
filed 2016-02-25
CIK 1567514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ [Do not check if a smaller reporting company]	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $750.7 million.

As of February 25, 2016, the registrant had 43,212,709 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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

Overview

We are a biopharmaceutical company focused on the discovery and clinical development of innovative, small molecule drugs that address underserved medical needs in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system, or CNS. ITI-007 is our lead drug development candidate with mechanisms of action that, we believe, may represent an effective treatment across multiple therapeutic indications. In our pre-clinical and clinical trials to date, ITI-007 combines potent serotonin 5-HT2A receptor antagonism, dopamine receptor phosphoprotein modulation, or DPPM, glutamatergic modulation, and serotonin reuptake inhibition into a single drug candidate for the treatment of acute and residual schizophrenia and the treatment of bipolar disorder, including bipolar depression. At dopamine D2 receptors, ITI-007 has been demonstrated to have dual properties and to act as both a pre-synaptic partial agonist and a post-synaptic antagonist. ITI-007 has also been demonstrated to have affinity for dopamine D1 receptors and indirectly stimulate phosphorylation of glutamatergic NMDA GluN2B receptors in a mesolimbic specific manner. We believe that this regional selectivity in brain areas thought to mediate the efficacy of antipsychotic drugs, together with serotonergic, glutamatergic, and dopaminergic interactions, may result in efficacy for a broad array of symptoms associated with schizophrenia and bipolar disorder with improved psychosocial function. The serotonin reuptake inhibition potentially allows for antidepressant activity in the treatment of schizoaffective disorder, other disorders with co-morbid depression, and/or as a stand-alone treatment for major depressive disorder. We believe ITI-007 may also be useful for the treatment of other psychiatric and neurodegenerative disorders, particularly behavioral disturbances associated with dementia, autism, and other CNS diseases. ITI-007 is in Phase 3 clinical development as a novel treatment for schizophrenia and bipolar depression.

ITI-007 for the Treatment of Schizophrenia

In September 2015, we announced top-line clinical results from our first Phase 3 clinical trial of ITI-007 for the treatment of patients with schizophrenia. This randomized, double-blind, placebo-controlled Phase 3 clinical trial was conducted at 12 sites in the United States with 450 patients randomized (1:1:1) to receive either 60 mg of ITI-007, 40 mg of ITI-007 or placebo once daily in the morning for 28 days. The pre-specified primary efficacy measure was change from baseline versus placebo at study endpoint (4 weeks) on the centrally rated Positive and Negative Syndrome Scale, or PANSS, total score. In this trial, the once-daily dose of 60 mg of ITI-007 met the primary endpoint and demonstrated antipsychotic efficacy with statistically significant superiority over placebo at week 4 (study endpoint) with additional improvements observed in social function. Moreover, the 60 mg dose of ITI-007 showed significant antipsychotic efficacy as early as week 1, which was maintained at every time point throughout the entire study. ITI-007 showed a dose-related improvement in symptoms of schizophrenia with the 40 mg dose approximating the trajectory of improvement seen with the 60 mg dose, but the effect with 40 mg did not reach statistical significance on the primary endpoint. In addition, the 60 mg dose of ITI-007 met the key secondary endpoint of statistically significant improvement on the Clinical Global Impression Scale for Severity of Illness, or CGI-S. The 40 mg dose of ITI-007 also demonstrated a statistically significant improvement versus placebo on the CGI-S, though not formally tested against placebo as a key secondary endpoint since it did not separate on the primary endpoint. Consistent with previous studies, ITI-007 had a favorable safety and tolerability profile as evidenced by motoric, metabolic, and cardiovascular characteristics similar to placebo, and no clinically significant changes in akathisia, extrapyramidal symptoms, prolactin, body weight, glucose, insulin, or lipids.

In September 2015, we also announced top-line data from an open-label positron emission tomography, or PET, study of ITI-007 examining brain occupancy of striatal D2 receptors. This study was conducted in patients diagnosed with schizophrenia who were otherwise healthy and stable with respect to their psychosis. After washout from their previous antipsychotic medication for at least two weeks, PET was used to determine target occupancy in brain regions at baseline (drug-free) and again after two weeks of once daily ITI-007 oral administration. In this trial, the 60 mg dose of ITI-007 was associated with a mean of approximately 40% striatal dopamine D2 receptor occupancy. As predicted by preclinical and earlier clinical data, ITI-007 demonstrated antipsychotic effect at relatively low striatal D2 receptor occupancy, lower than the occupancy range required by most other antipsychotic drugs. Unlike any existing schizophrenia treatment, this dopamine receptor phosphoprotein modulator, or DPPM, acts as a pre-synaptic partial agonist and post-synaptic antagonist at D2 receptors. We believe this mechanism likely contributes to the favorable safety profile of ITI-007, with reduced risk for hyperprolactinemia, akathisia, extrapyramidal symptoms, and other motoric side effects.

The top-line results from our first Phase 3 clinical trial of ITI-007 confirm the earlier Phase 2 results that we announced in December 2013, in which ITI-007 exhibited antipsychotic efficacy in a randomized, double-blind, placebo and active controlled clinical trial in patients with an acutely exacerbated episode of schizophrenia. In this Phase 2 trial, 335 patients were randomized to receive one of four treatments: 60 mg of ITI-007, 120 mg of ITI-007, 4 mg of risperidone (active control) or placebo in a 1:1:1:1 ratio, orally once daily for 28 days. The primary endpoint for this clinical trial was change from baseline to Day 28 on the PANSS total score. In this study, ITI-007 met the trial’s pre-specified primary endpoint, improving symptoms associated with schizophrenia as measured by a statistically significant and clinically meaningful decrease in the PANSS total score. The trial also met key secondary outcome measures related to efficacy on PANSS subscales and safety. We are also conducting a second Phase 3 clinical trial in schizophrenia that we initiated in the second quarter of 2015, with over 600 patients planned to be enrolled in the trial. In this trial, we are randomizing patients to two doses of ITI-007 (60 mg or 20 mg), risperidone (active control) or placebo over a 6-week treatment duration, and the primary outcome measure is change from baseline to Day 42 on the PANSS total score. We expect patient enrollment will be completed in the second quarter of 2016. Subject to timely enrollment, we anticipate top-line results from the second Phase 3 clinical trial will be available in mid-2016.

In addition to our two Phase 3 clinical trials, we will need to complete other clinical and non-clinical trials and manufacturing and pre-commercialization activities necessary to support the submission of a planned New Drug Application, or NDA, for ITI-007 in schizophrenia, which we currently expect could occur in the first half of 2017.

ITI-007 for the Treatment of Depressive Episodes Associated with Bipolar Disorder (Bipolar Depression)

Our bipolar depression program consists of two Phase 3 multi-center, randomized, double-blind, placebo-controlled clinical trials: one to evaluate ITI-007 as a monotherapy and the other to evaluate ITI-007 as an adjunctive therapy with lithium or valproate. In each trial, approximately 550 patients with a clinical diagnosis of Bipolar I or Bipolar II disorder and who are experiencing a current major depressive episode will be randomized to receive one of three treatments: 60 mg ITI-007, 40 mg ITI-007, or placebo in a 1:1:1 ratio orally once daily for 6 weeks. In the ITI-007-401 trial, patients will receive ITI-007 or placebo as a monotherapy. In the ITI-007-402 trial, patients will receive ITI-007 or placebo adjunctive to their existing mood stabilizer lithium or valproate. We initiated our bipolar depression program in the third quarter of 2015.

The primary endpoint for both clinical trials is change from baseline at Day 42 on the Montgomery-Åsberg Depression Rating Scale, or MADRS, total score versus placebo. The MADRS is a well-validated 10-item checklist that measures the ability of a drug to reduce overall severity of depressive symptoms. Individual items are rated by an expert clinician on a scale of 0 to 6 in which a score of 6 represents the most depressed evaluation for each item assessed. The total score ranges from 0 to 60. Secondary endpoints include measures of social function and quality of life that may illustrate the differentiated clinical profile of ITI-007. Safety and tolerability are also assessed in both clinical trials.

Other Indications for ITI-007

In the fourth quarter of 2014, we announced the top-line data from ITI-007-200, a Phase 1/2 clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of low doses of ITI-007 in healthy geriatric subjects and in patients with dementia, including Alzheimer’s disease. The completion of this study marks an important milestone in our strategy to develop low doses of ITI-007 for the treatment of behavioral disturbances associated with dementia and related disorders. The ITI-007-200 trial results to date indicate that ITI-007 is safe and well-tolerated across a range of low doses, has linear- and dose-related pharmacokinetics and improves cognition in the elderly. The most frequent adverse event was mild sedation at the higher doses. We believe these results further position ITI-007 as a development candidate for the treatment of behavioral disturbances in patients with dementia and other neuropsychiatric and neurological conditions. We plan to initiate late phase clinical programs evaluating ITI-007 in patients with behavioral disturbances associated with dementia and related disorders, including Alzheimer’s disease, in the first half of 2016.

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

Other Product Candidates

We have a second major program called ITI-002 that has yielded a portfolio of compounds that selectively inhibits the enzyme phosphodiesterase type 1, or PDE1. We believe PDE1 helps regulate brain activity related to cognition, memory processes and movement/coordination. On February 25, 2011, we (through our wholly owned operating subsidiary, ITI) and Takeda Pharmaceutical Company Limited, or Takeda, entered into a license and collaboration agreement, or the Takeda License Agreement, under which we agreed to collaborate to research, develop and commercialize our proprietary compound ITI-214 and other selected compounds that selectively inhibit PDE1 for use in the prevention and treatment of human diseases. On October 31, 2014, we entered into an agreement with Takeda terminating the Takeda License Agreement, or the Termination Agreement, pursuant to which all rights granted under the Takeda License Agreement were returned to us. On September 15, 2015, Takeda completed the transfer of the Investigational New Drug application, or IND, for ITI-214 to us. ITI-214 is the first compound in its class to successfully advance into Phase 1 clinical trials. We intend to pursue the development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, which may include cognition in Parkinson’s disease, cognition in Alzheimer’s disease, cognition in schizophrenia and in other non-CNS indications. Other compounds in the PDE portfolio are also being advanced for the treatment of various indications.

Our pipeline also includes pre-clinical programs that are focused on advancing drugs for the treatment of schizophrenia, Parkinson’s disease, Alzheimer’s disease and other neuropsychiatric and neurodegenerative disorders. We are also investigating the development of treatments for disease modification of neurodegenerative disorders and non-CNS diseases.

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

Our corporate headquarters and laboratory are located at 430 East 29th Street, New York, New York 10016, and our telephone number is (646) 440-9333. We also have an office in Towson, Maryland. We maintain a website at www.intracellulartherapies.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the SEC will be available free of charge through the Investor Relations section of our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

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

Our Drug Discovery Platform and Capabilities

Based on the pioneering efforts of our co-founder and Nobel laureate, Dr. Paul Greengard, we have developed a detailed understanding of intracellular signaling pathways and intracellular targets. We have used that knowledge to develop several state of the art technology platforms, including one called CNSProfileTM. This technology monitors the phosphoprotein changes elicited by major psychotropic drug classes and subclasses, and generates a unique molecular signature for drug compounds. By monitoring how the levels of these phosphoproteins change in vivo, we identify intracellular signaling pathways through which several major drug classes operate. Along with what we believe to be state of the art drug discovery efforts, we have used, and may continue to use, this information as a tool to validate our selection of preclinical candidate molecules.

During the years ended December 31, 2015 and 2014, we incurred $87.7 million and $21.2 million in research and development expenses, respectively.

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

According to the National Institute of Mental Health, over 1% of the world’s population suffers from schizophrenia, and more than 2.5 million Americans suffer from the illness in any given year. Worldwide sales of antipsychotic drugs exceeded $14 billion in 2014. These drugs have been increasingly used by physicians to address a range of disorders in addition to schizophrenia, including bipolar disorder and a variety of psychoses and related conditions in elderly patients. Despite their commercial success, current antipsychotic drugs have substantial limitations, including inadequate efficacy and severe side effects.

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

Bipolar Disorder

Bipolar disorder, sometimes referred to as manic-depressive illness, is characterized by extreme shifts in mood. Individuals with bipolar disorder may experience intense feelings of over-excitement, irritability, and impulsivity with grandiose beliefs and racing thoughts, referred to as a manic episode. Symptoms of depression may include feeling tired, hopeless and sad, with difficulty concentrating and thoughts of suicide. Some people experience both types of symptoms in the same “mixed” episode. Severe symptoms of bipolar disorder can be associated with hallucinations or delusions, otherwise referred to as psychosis.

Bipolar disorder affects approximately 5.7 million adults in the United States in any given year, or about 2.6 percent of the adult U.S. population. In 2012, therapeutics used to treat bipolar disorder had global sales of approximately $6 billion.

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

The market for Alzheimer’s disease therapeutics is categorized into two segments: acetylcholinesterase inhibitors and NMDA receptor antagonists, which include Aricept®, Namenda®, Exelon® and Ebixa®. These two segments had total sales of $4.9 billion in 2013.

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

OUR THERAPEUTIC PIPELINE

ITI-007 Program

Our lead product candidate, ITI-007, possesses mechanisms of action that we believe may represent an effective treatment across multiple therapeutic indications. ITI-007 is in Phase 3 clinical trials for the treatment of schizophrenia. In our pre-clinical and clinical trials to date, we have demonstrated that ITI-007 combines potent serotonin 5-HT2A receptor antagonism, dopamine receptor phosphoprotein modulation, or DPPM, glutamatergic modulation and serotonin reuptake inhibition into a single drug candidate for the treatment of acute and residual schizophrenia. At dopamine D2 receptors, ITI-007 has been demonstrated to have dual properties and to act as both a pre-synaptic partial agonist and a post-synaptic antagonist. ITI-007 has also been demonstrated to have affinity for dopamine D1 receptors and indirectly stimulate phosphorylation of glutamatergic NMDA NR2B, or GluN2B, receptors in a mesolimbic specific manner. We believe that this regional selectivity in brain areas thought to mediate the efficacy of antipsychotic drugs, together with serotonergic, glutamatergic, and dopaminergic interactions, may result in antipsychotic efficacy for positive, negative, affective and cognitive symptoms associated with schizophrenia. The serotonin reuptake inhibition could allow for antidepressant activity for the treatment of schizoaffective disorder, other disorders with co-morbid depression, and/or as a stand-alone treatment for major depressive disorder. We believe ITI-007 may also be useful for the treatment of bipolar disorder and other psychiatric and neurodegenerative disorders, particularly behavioral disturbances associated with dementia, autism and other CNS diseases.

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

Phase 1 studies to support multiple clinical indications

We conducted a series of Phase 1 safety studies of ITI-007 in Europe and the United States during the period from 2007 to 2011. All of the studies conducted to date in the United States have been conducted under an Investigational New Drug application, or IND, filed in 2007 by ITI. Data from these studies are being used to support the clinical development of ITI-007 in multiple indications, including schizophrenia, sleep disorders in neuropsychiatric and neurodegenerative disease, major depressive disorders, bipolar disorders, behavioral disturbances in dementia and Alzheimer’s disease, autism, posttraumatic stress disorder, or PTSD, and intermittent explosive disorder, or IED. We have completed the following three Phase 1 trials in healthy volunteers:

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

Phase 3 Clinical Trials and Regulatory Plans

We are proceeding with Phase 3 development of ITI-007 for the treatment of schizophrenia. We are conducting two randomized, double-blind, placebo-controlled Phase 3 clinical trials of ITI-007 in patients with acutely exacerbated schizophrenia. In September 2015, we announced top-line clinical results from our first Phase 3 clinical trial of ITI-007 for the treatment of patients with schizophrenia. This randomized, double-blind, placebo-controlled Phase 3 clinical trial was conducted at 12 sites in the United States with 450 patients randomized (1:1:1) to receive either 60 mg of ITI-007, 40 mg of ITI-007 or placebo once daily in the morning for 28 days. The pre-specified primary efficacy measure was change from baseline versus placebo at study endpoint (4 weeks) on the centrally rated Positive and Negative Syndrome Scale, or PANSS, total score. In this trial, the once-daily dose of 60 mg of ITI-007 met the primary endpoint and demonstrated antipsychotic efficacy with statistically significant superiority over placebo at week 4 (study endpoint) with additional improvements observed in social function. Moreover, the 60 mg dose of ITI-007 showed significant antipsychotic efficacy as early as week 1, which was maintained at every time point throughout the entire study. ITI-007 showed a dose-related improvement in symptoms of schizophrenia with the 40 mg dose approximating the trajectory of improvement seen with the 60 mg dose, but the effect with 40 mg did not reach statistical significance on the primary endpoint. In addition, the 60 mg dose of ITI-007 met the key secondary endpoint of statistically significant improvement on the Clinical Global Impression Scale for Severity of Illness, or CGI-S. The 40 mg dose of ITI-007 also demonstrated a statistically significant improvement versus placebo on the CGI-S, though not formally tested against placebo since it did not separate on the primary endpoint. Consistent with previous studies, ITI-007 had a favorable safety and tolerability profile as evidenced by motoric, metabolic, and cardiovascular characteristics similar to placebo, and no clinically significant changes in akathisia, extrapyramidal symptoms, prolactin, body weight, glucose, insulin, or lipids. We are also conducting a second Phase 3 clinical trial in schizophrenia that we initiated in the second quarter of 2015, with over 600 patients planned to be enrolled in the trial. In this trial, we are randomizing patients to two doses of ITI-007 (60 mg or 20 mg), risperidone (active control) or placebo over a 6-week treatment duration, and the primary outcome measure is change from baseline to Day 42 on the PANSS total score. We expect patient enrollment will be completed in the second quarter of 2016. Subject to timely enrollment, we anticipate top-line results from the second Phase 3 clinical trial will be available in mid-2016.

In addition to our Phase 3 clinical trials, we will need to complete other clinical and non-clinical trials and manufacturing and pre-commercialization activities necessary to support the submission of a planned NDA for ITI-007 in schizophrenia, which we currently expect could occur in the first half of 2017. Additional meetings with the FDA may be requested, as needed, to discuss in greater detail our plans for schizophrenia, and other elements of our regulatory strategy, including additional therapeutic indications, as the program progresses. Our clinical plans may change based on any discussions with the FDA, the relative success and cost of our research, preclinical and clinical development programs, whether we are able to enter into future collaborations, and any unforeseen delays or cash needs. If the FDA does not agree with our clinical development plans for ITI-007, our development of ITI-007 may be delayed and the costs of our development of ITI-007 could increase, which would have a material adverse effect on our business, financial condition and results of operations.

We are also developing long acting injectable formulations of ITI-007 for the treatment of schizophrenia. This is a pre-clinical stage development program.

PET study of ITI-007 in patients with stable schizophrenia

On September 16, 2015, we announced top-line data from an open-label positron emission tomography, or PET, study of ITI-007 examining brain occupancy of striatal D2 receptors. This study was conducted in patients diagnosed with schizophrenia who were otherwise healthy and stable with respect to their psychosis. After washout from their previous antipsychotic medication for at least two weeks, PET was used to determine target occupancy in brain regions at baseline (drug-free) and again after two weeks of once daily ITI-007 oral administration. In this trial, the 60 mg dose of ITI-007 was associated with a mean of approximately 40% striatal dopamine D2 receptor occupancy. As predicted by preclinical and earlier clinical data, ITI-007 demonstrated antipsychotic effect at relatively low striatal D2 receptor occupancy, lower than the occupancy range required by most other antipsychotic drugs. Unlike any existing schizophrenia treatment, this dopamine receptor phosphoprotein modulator, or DPPM, acts as a pre-synaptic partial agonist and post-synaptic antagonist at D2 receptors. We believe this mechanism likely contributes to the favorable safety profile of ITI-007, with reduced risk for hyperprolactinemia, akathisia, extrapyramidal symptoms, and other motoric side effects.

ITI-007 for the treatment of depressive episodes associated with bipolar disorder (bipolar depression)

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

Our bipolar depression program consists of two Phase 3 multi-center, randomized, double-blind, placebo-controlled clinical trials: one to evaluate ITI-007 as a monotherapy and the other to evaluate ITI-007 as an adjunctive therapy with lithium or valproate. In each trial, approximately 550 patients with a clinical diagnosis of Bipolar I or Bipolar II disorder and who are experiencing a current major depressive episode will be randomized to receive one of three treatments: 60 mg ITI-007, 40 mg ITI-007, or placebo in a 1:1:1 ratio orally once daily for 6 weeks. In the ITI-007-401 trial, patients will receive ITI-007 or placebo as a monotherapy. In the ITI-007-402 trial, patients will receive ITI-007 or placebo adjunctive to their existing mood stabilizer lithium or valproate. We initiated our bipolar depression program in the third quarter of 2015.

The primary endpoint for both clinical trials is change from baseline at Day 42 on the Montgomery-Åsberg Depression Rating Scale (MADRS) total score versus placebo. The MADRS is a well-validated 10-item checklist that measures the ability of a drug to reduce overall severity of depressive symptoms. Individual items are rated by an expert clinician on a scale of 0 to 6 in which a score of 6 represents the most depressed evaluation for each item assessed. The total score ranges from 0 to 60. Secondary endpoints include measures of social function and quality of life that may illustrate the differentiated clinical profile of ITI-007. Safety and tolerability are also assessed in both clinical trials.

ITI-007 for the treatment of behavioral disturbances associated with dementia, including Alzheimer’s disease

Behavioral disturbances are common in dementia and Alzheimer’s disease. These disturbances are a major component of the burden to caregivers, and often lead to institutionalization. Although currently available treatments for patients with dementia mainly address cognitive disturbances, behavioral disturbances are considerably more problematic and likely more amenable to drug treatment. Several behavioral symptoms are quite prevalent in patients with dementia, including patients with Alzheimer’s disease. In the fourth quarter of 2014, we announced the top-line data from ITI-007-200, a Phase 1/2 clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of low doses of ITI-007 in healthy geriatric subjects and in patients with dementia, including Alzheimer’s disease. The ITI-007-200 clinical trial was conducted in two parts. Part 1 was a randomized, double-blind, placebo-controlled multiple ascending dose evaluation of ITI-007 in healthy geriatric subjects. In each of three cohorts in Part 1, approximately 10 subjects were randomized to receive ITI-007 (N=8) or placebo (N=2) orally once daily in the morning for seven days. Doses of ITI-007 up to and including 30 mg were evaluated in three cohorts in Part 1. In Part 2, eight patients with dementia were randomized to receive 9 mg ITI-007 (N=5) or placebo (N=3) orally once a day in the evening for seven days. The primary objectives of the study were to evaluate the safety, tolerability and pharmacokinetics of ITI-007 in the elderly and in the target dementia patient population. Secondary measures were included to explore the effects of ITI-007 on cognition and agitation. The Hopkins Verbal Learning Test-R, or HVLT-R, was used to assess cognition in healthy geriatric subjects and dementia patients. The results demonstrated impaired verbal learning and memory (recall and recognition memory) by dementia patients relative to healthy geriatric subjects. Moreover, the data indicated that healthy geriatric subjects treated with ITI-007 for approximately one week experienced an improvement in verbal learning and memory relative to placebo-treated subjects. Dementia patients treated with ITI-007 showed enhanced recognition memory, making fewer false positive errors (i.e., responding ‘yes’ to non-target words) than patients treated with placebo. Other secondary endpoints in the ITI-007-200 clinical trial included the assessment of agitation. However, none of the study participants experienced agitation at baseline or during the study, and therefore no signals on this behavioral endpoint could be assessed. The completion of this study marks an important milestone in our strategy to develop low doses of ITI-007 for the treatment of behavioral disturbances associated with dementia and related disorders. The ITI-007-200 trial results to date indicate that ITI-007 is safe and well-tolerated across a range of low doses, has linear- and dose-related pharmacokinetics and improves cognition in the elderly. The most frequent adverse event was mild sedation at the higher doses. We believe these results further position ITI-007 as a development candidate for the treatment of behavioral disturbances in patients with dementia and other neuropsychiatric and neurological conditions. We plan to initiate additional clinical programs evaluating ITI-007 in patients with behavioral disturbances associated with dementia and related disorders, including Alzheimer’s disease, in the first half of 2016.

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

ITI-002 (PDE1) Program

We have a second major program called ITI-002 that has yielded a portfolio of compounds that selectively inhibits the enzyme phosphodiesterase type 1, or PDE1. We believe PDE1 helps regulate brain activity related to cognition, memory processes and movement/coordination. In addition, PDE1 inhibitors may have utility in treating non-CNS disorders. On February 25, 2011, we (through our wholly owned operating subsidiary, ITI) and Takeda Pharmaceutical Company Limited, or Takeda, entered into a license and collaboration agreement, or the Takeda License Agreement, under which we agreed to collaborate to research, develop and commercialize our proprietary compound ITI-214 and other selected compounds that selectively inhibit PDE1 for use in the prevention and treatment of human diseases. Takeda conducted four Phase 1 studies. A single rising dose study was conducted in the U.S. in healthy male and female, Japanese and non-Japanese volunteers. In a second U.S. study, ITI-214 was administered once daily over 14 days to healthy volunteers and patients with stable schizophrenia. In a third study, conducted in Japan, ITI-214 was administered for seven days at multiple rising oral doses in both male and female healthy volunteers. A fourth study compared the relative bioavailability of oral formulations of ITI-214 used in all previous studies to an immediate-release tablet, either with or without food in healthy volunteers. In these studies, ITI-214 demonstrated a favorable safety profile and was generally well-tolerated across a broad range of doses both in healthy volunteers and in patients with schizophrenia with a pharmacokinetic profile that supports once daily dosing. ITI-214 is the first compound in its class to successfully advance into Phase 1 clinical trials. On October 31, 2014, we entered into an agreement with Takeda terminating the Takeda License Agreement, or the Termination Agreement, pursuant to which all rights granted under the Takeda License Agreement were returned to us. On September 15, 2015, Takeda completed the transfer of the Investigational New Drug application, or IND, for ITI-214 to us. We intend to pursue the development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, which may include cognition in Parkinson’s disease, cognition in Alzheimer’s disease, cognition in schizophrenia and in other non-CNS indications. Other compounds in the PDE portfolio are also being advanced for the treatment of various indications.

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

Intellectual Property

Our Patent Portfolio

As of February 1, 2016, we owned or controlled approximately 70 patent families filed in the United States and other major markets worldwide, including approximately 54 issued or allowed U.S. patents, 41 pending U.S. patent applications, 214 issued foreign patents, and 194 pending foreign patent applications, directed to novel compounds, formulations, methods of treatment, synthetic methods, and platform technologies.

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

License Agreement

The Bristol-Myers Squibb License Agreement

On May 31, 2005, we entered into a worldwide, exclusive License Agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which we hold a license to certain patents and know-how of BMS relating to ITI-007 and other specified compounds. The agreement was amended on November 3, 2010. The licensed rights are exclusive, except BMS retains rights in specified compounds in the fields of obesity, diabetes, metabolic syndrome and cardiovascular disease. However, BMS has no right to use, develop or commercialize ITI-007 and other specified compounds in any field of use. We have the right to grant sublicenses of the rights conveyed by BMS. We are obliged under the license to use commercially reasonable efforts to develop and commercialize the licensed technology. We are also prohibited from engaging in the clinical development or commercialization of specified competitive compounds.

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

On October 31, 2014, we entered into an agreement with Takeda terminating the Takeda License Agreement, pursuant to which all rights granted under the Takeda License Agreement were returned to us. On September 15, 2015, Takeda completed the transfer of the Investigational New Drug application, or IND, for ITI-214 to us. ITI-214 is the first compound in its class to successfully advance into Phase 1 clinical trials. We intend to pursue the development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, which may include cognition in Parkinson’s disease, cognition in Alzheimer’s disease, cognition in schizophrenia and in other non-CNS indications. Other compounds in the PDE portfolio are also being advanced for the treatment of various indications.

Manufacturing

We do not own or operate manufacturing facilities for the production of any of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredient, or API, and finished product for our preclinical research and clinical trials, including the Phase 3 trials for ITI-007 for the treatment of schizophrenia and the treatment of bipolar depression. We believe that we would be able to contract with other third-party contract manufacturers to obtain API if our existing sources of API were no longer available, but there is no assurance that API would be available from other third-party manufacturers on acceptable terms, on the timeframe that our business would require, or at all. We do not have long-term agreements with our existing third-party contract manufacturers. We also do not have any current contractual relationships for the manufacture of commercial supplies of any of our product candidates if they are approved. As ITI-007 and any of our other product candidates continue to progress towards potential regulatory approval, we intend to enter into agreements with a third-party contract manufacturer and one or more back-up manufacturers for the commercial production of those products. Development and commercial quantities of any products that we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval. We currently employ internal resources to manage our manufacturing contractors.

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

Even if we are successful in developing our product candidates, the resulting products would compete with a variety of established drugs in the areas of our targeted CNS therapeutic indications. Our potential products for the treatment of schizophrenia and bipolar disorder would compete with, among other branded products, Abilify®, marketed jointly by Bristol-Myers Squibb and Otsuka Pharmaceutical; Fanapt®, marketed by Novartis Pharmaceuticals; Seroquel XR®, marketed by AstraZeneca; Invega®, marketed by Janssen; VRAYLAR®, marketed by Allergan, Rexulti® marketed by Otsuka Pharmaceutical and Latuda®, marketed by Sunovion. In addition, our product candidates, if approved, will compete with, among other generic antipsychotic products, haloperidol, risperidone, quetiapine, olanzapine and clozapine.

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

Pre-clinical tests include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies. The conduct of the pre-clinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the pre-clinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the conduct of the trial, such as whether human research subjects will be exposed to an unreasonable health risk. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. The FDA, sponsor or an Institutional Review Board, or IRB may place a study on hold at any time during development.

Clinical trials involve administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be provided to the FDA as part of a separate submission to the IND. Further, an IRB, for each medical center proposing to conduct the clinical trial must review and approve the study protocol and informed consent information for study subjects for any clinical trial before it commences at that center, and the IRB must monitor the study until it is completed. There are also requirements governing reporting of on-going clinical trials and clinical trial results to public registries. Study subjects must sign an informed consent form before participating in a clinical trial.

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

Assuming successful completion of the required clinical testing, the results of pre-clinical studies and of clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. An NDA must be accompanied by a significant user fee, which is waived for the first NDA submitted by a qualifying small business. The NDA is subject to a sixty day acceptance period, and if sufficiently complete to permit substantive review, will be filed by FDA at the end of that period. For NDAs assigned a standard review designation, the FDA’s goal is to complete its review 12 months from submission and for priority review NDAs, 8 months from submission. These goals can be extended by the FDA requests for additional information from the sponsor.

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

Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the health care system in ways that could significantly affect our future business. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the ACA, enacted in March 2010, substantially changes the way health care is financed by both governmental and private insurers. Among other cost containment measures, ACA establishes:

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted, which, among other things, reduce Medicare payments to providers by up to 2% per fiscal year.

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

Description of the Merger

Pursuant to an Agreement and Plan of Merger dated August 23, 2013, or the Merger Agreement, by and among Oneida Resources Corp., which we refer to as the Company, we, our and us; ITI, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, or Merger Sub; and Intra-Cellular Therapies, Inc., a Delaware corporation, which we refer to as ITI; Merger Sub merged with and into ITI, with ITI remaining as the surviving entity and a wholly-owned operating subsidiary of the Company. This transaction is referred to throughout this report as the “Merger.” The Merger was effective on August 29, 2013, upon the filing of a Certificate of Merger with the Secretary of State of the State of Delaware. In connection with the Merger, ITI changed its name to ITI, Inc. and Oneida Resources Corp. assumed the name Intra-Cellular Therapies, Inc. The Merger was accounted for as a capital transaction. Upon the effectiveness of the Merger, the Company’s business became the operation of ITI and its business.

At the effective time of the Merger, or the Effective Time, the legal existence of Merger Sub ceased and each share of ITI common stock and each share of ITI preferred stock that was issued and outstanding immediately prior to the Effective Time was automatically exchanged for 0.5 shares of our common stock, which we refer to as the Exchange. Immediately following the Effective Time, we completed the closing of a redemption of 5,000,000 shares of our common stock, or the Redemption, from our then-current sole stockholder, which constituted all of the issued and outstanding shares of our capital stock, on a fully-diluted basis, immediately prior to the Merger. Upon completion of the Merger and the Redemption, the former stockholders of ITI held 100% of the outstanding shares of our capital stock. Unless otherwise indicated in this report, all share and per share figures reflect the exchange of each share of ITI common stock and each share of ITI preferred stock then outstanding for 0.5 shares of our common stock at the Effective Time.

Employees

As of February 15, 2016, we employed 39 employees, 37 of whom were full-time. We consider our relations with our employees to be good. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. We anticipate hiring additional employees for research and development, clinical and regulatory affairs and general and administrative activities over the next few years. In addition, we intend to use clinical research organizations and third parties to perform our clinical studies and manufacturing.

Item 1A.	RISK FACTORS

Except for the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. These statements include projections about our finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the following section, as well as those discussed in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this report.

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

We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy for their intended uses before the FDA and other regulatory authorities in the European Union and elsewhere will approve them for commercialization. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or other regulatory authorities for premarket approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. In September 2015, we announced top-line results from our first Phase 3 clinical trial of our most advanced drug candidate, ITI-007, in schizophrenia. We also initiated enrollment of our second Phase 3 clinical trial of ITI-007 in schizophrenia in the second quarter of 2015 and, subject to timely enrollment, we anticipate that top-line results from this trial will be available in mid-2016. In addition, all rights with respect to ITI-214, which has advanced into Phase 1 clinical trials that we previously granted to Takeda were recently returned to us in connection with the termination of the Takeda License Agreement. On September 15, 2015, Takeda completed the transfer of the IND for ITI-214 to us. We intend to pursue the development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, which may include cognition in Parkinson’s disease, cognition in Alzheimer’s disease, cognition in schizophrenia and in other non-CNS indications. We cannot be certain that the clinical development of these or any other drug candidates in preclinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues from our product candidates currently in development, if any, will be derived from sales of drugs that will not become marketable for several years, if at all.

There is no guarantee that our planned clinical trials for ITI-007 in schizophrenia or in other indications will be successful.

In our Phase 1 and Phase 2 clinical trials, our lead product candidate, ITI-007, has demonstrated improved sleep maintenance, antipsychotic efficacy, and clinical signals consistent with reduction in negative symptoms associated with schizophrenia, depression and anxiety, and other symptoms associated with impaired social function. In September 2015, we announced top-line clinical results from our first randomized, double-blind, placebo-controlled Phase 3 clinical trial in patients with an acutely exacerbated episode of schizophrenia. In this trial, a once-daily 60 mg dose of ITI-007 met the primary endpoint and demonstrated antipsychotic efficacy with statistically significant superiority over placebo at week 4 (study endpoint). In addition, the 60 mg dose of ITI-007 met the key secondary endpoint of statistically significant improvement on the CGI-S. We are currently planning confirmatory later-stage clinical trials and recently initiated enrollment of our second Phase 3 clinical trial of ITI-007 in schizophrenia in the second quarter of 2015. In addition, we initiated our bipolar depression program in the third quarter of 2015.

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

In June 2014, we held our end-of-Phase 2 meeting with the FDA to discuss our plans for initiating Phase 3 clinical trials of ITI-007 in schizophrenia. Following this meeting, we proceeded with our Phase 3 development program, in which we recently completed the first of two randomized, double-blind, placebo-controlled Phase 3 clinical trials of ITI-007 in patients with acutely exacerbated schizophrenia, with 450 patients enrolled in the first Phase 3 clinical trial and over 600 patients planned to be enrolled in the second Phase 3 clinical trial. We completed enrollment of the first Phase 3 clinical trial in schizophrenia in the second quarter of 2015 and initiated enrollment of the second Phase 3 clinical trial in schizophrenia in the second quarter of 2015. In the first Phase 3 trial, we randomized patients to two doses of ITI-007 (60mg or 40mg) or placebo over a 4-week treatment duration, and the primary outcome measure is change from baseline to Day 28 on the PANSS total score. In the second Phase 3 trial, we are randomizing patients to receive one of four treatments: 60 mg ITI-007, 20 mg ITI-007, 4 mg risperidone (active control) or placebo in a 1:1:1:1 ratio. The second Phase 3 trial is being conducted for a 6-week treatment duration. We announced top-line results of the first Phase 3 clinical trial of ITI-007 in patients with schizophrenia in September 2015 and anticipate that the results of the second Phase 3 clinical trial will be available, subject to timely enrollment, in mid-2016. Even though we believe that our recently completed Phase 3 trial and our on-going Phase 3 clinical trial and ongoing and planned clinical and non-clinical studies for ITI-007 in schizophrenia, if successful, will be sufficient to support our NDA, the FDA may not agree with one or more aspects of our clinical trial designs, including the duration of the trials, clinical endpoints, controls, dose ranges, collection of safety data, or adequacy of our non-clinical studies. If we submit an NDA and the FDA does not agree with our clinical and non-clinical designs, our development of ITI-007 in schizophrenia and other indications may be delayed, and we may incur additional costs and devote additional resources to address any concerns the FDA may have with our trial designs. In addition, we may be required to conduct additional clinical trials or studies, which could result in additional delays and costs. There is no assurance that we will complete the Phase 3 trials and other clinical and non-clinical studies within the timeframes and the costs that we currently expect, or at all, or in a manner that is acceptable to the FDA. Any delays or unplanned costs resulting from our Phase 3 clinical trials of ITI-007 in schizophrenia may have a material adverse effect on our business, results of operations and financial condition. Even if we eventually complete Phase 3 clinical testing, submit an NDA and receive approval of ITI-007, the FDA may grant approval contingent on the performance of costly additional post-approval clinical trials. The FDA may also approve ITI-007 for a more limited indication or a narrower patient population than we originally requested, and the FDA may not approve the labeling that we believe is necessary or desirable for the successful commercialization of ITI-007 or our other product candidates. Any delay in obtaining, or inability to obtain, applicable regulatory approval for ITI-007 would delay or prevent commercialization of ITI-007 and would materially adversely impact our business, results of operations and financial condition.

We expect our net losses to continue for at least several years and are unable to predict the extent of future losses or when we will become profitable, if ever.

We have experienced significant net losses since our inception. As of December 31, 2015, we had an accumulated deficit of approximately $193.0 million. We expect to incur net losses over the next several years as we advance our programs and incur significant clinical development costs. We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our product candidates. Substantially all of our revenues to date were from our license and collaboration agreement with Takeda and our agreements with various U.S. governmental agencies and other parties, including our research and development grants. In October 2014, we entered into the Takeda Termination Agreement, which terminated our license and collaboration agreement with Takeda, pursuant to which all rights with respect to ITI-214 that we previously granted to Takeda were returned to us. We will not, therefore, receive any further milestone payments from Takeda and we cannot be certain that we will enter into additional collaboration agreements. To obtain revenues from our product candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents and investment securities totaled $475.2 million at December 31, 2015, which includes net proceeds of approximately $121.8 million from the public offering of shares of our common stock in March 2015 and approximately $327.4 million from the public offering of shares of our common stock in September 2015. While we believe that our existing cash, cash equivalents and investment securities, together with interest on cash balances, will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2018, the amount and timing of our actual expenditures will depend upon numerous factors, including the ongoing status of our second Phase 3 clinical trials of ITI-007 in patients with acute exacerbated schizophrenia and bipolar depression, the continued development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, and our other planned clinical and non-clinical trials. Furthermore, we anticipate that we will need to secure additional funding to obtain regulatory approval for ITI-007 in patients with dementia, including Alzheimer’s disease, for further development of ITI-007 in patients with bipolar disorder, depressive disorders and other indications, and for development of our other product candidates.

If the FDA requires that we perform additional preclinical studies or clinical trials, or we experience delays or other setbacks in our clinical trials, our expenses would further increase beyond what we currently expect and the anticipated timing of any potential NDA would likely be delayed.

With the remaining proceeds from our public offerings in February 2014, March 2015 and September 2015, we intend to fund the following: the completion of two Phase 3 clinical trials of ITI-007 in patients with acute exacerbated schizophrenia, one of which we announced top-line results in September 2015 and the second of which we initiated enrollment in the second quarter of 2015; the initiation of other planned clinical and non-clinical trials, including manufacturing, needed for anticipated regulatory approval of ITI-007 in patients with acute exacerbated schizophrenia and other potential additional indications; pre-launch activities for ITI-007 for the treatment of schizophrenia and, if it receives regulatory approval, to fund our initial commercialization efforts; the completion of our clinical trials of ITI-007 in bipolar disorder as a monotherapy and as an adjunctive therapy with lithium or valproate, a program we initiated in the third quarter of 2015; clinical trials of ITI-007 for the treatment of behavioral disturbances in dementia; pre-clinical and clinical development of our ITI-007 long acting injectable development program; other clinical trials of ITI-007; the continued clinical development of our PDE1 program, including ITI-214; and research and preclinical development of our other product candidates and the continuation of manufacturing activities in connection with the development of ITI-007. The remaining proceeds, if any, will be used to fund new and ongoing research and development activities, new business opportunities, general corporate purposes, including general and administrative expenses, capital expenditures and working capital. Accordingly, we will continue to require substantial additional capital beyond the net proceeds from these offerings to continue our clinical development and commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

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

Our management has significant flexibility in applying our cash resources, including the net proceeds from our public offerings completed in February 2014, March 2015 and September 2015, and could use these resources for corporate purposes that do not increase our market value, or in ways with which our stockholders may not agree. We may use our cash resources for corporate purposes that do not yield a significant return or any return at all for our stockholders, which could adversely affect our future growth prospects.

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

Problems with product candidates or approved products marketed by third parties that utilize the same therapeutic target or that belong to the same therapeutic class as our product candidates could adversely affect the development, regulatory approval and commercialization of our product candidates. In 2012, the FDA released draft guidance recommending that prospective suicidality assessments be performed in clinical trials of any drug being developed for a psychiatric indication. Our development programs are focused on psychiatric indications. Our PDE program is a novel target and may have unexpected safety effects that do not appear until late in clinical development or after commercial approval. To date, none of our product candidates have experienced any serious and unexpected suspected adverse reactions that resulted in the submission of an IND safety report to the FDA; however, some approved products marketed by third parties for psychiatric indications that utilize different therapeutic targets or are in a different therapeutic class have experienced significant safety issues. As we continue the development and clinical trials of our product candidates, there can be no assurance that our product candidates will not experience significant safety issues.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals in recent years to change the health care system in ways that could impact our ability to sell our products profitably. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, ACA, became law in the United States. The ACA substantially changed the way health care is financed by both governmental and private insurers and significantly affects the health care industry. Among the provisions of ACA of importance to our potential product candidates are the following:

•	imposition of an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government health care programs;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23% and 13% of the average manufacturer price for most branded and generic drugs, respectively;

•	expansion of health care fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	requirements to report certain financial arrangements with physicians and teaching hospitals, including reporting any “payments or transfers of value” made or distributed to prescribers, teaching hospitals and other health care providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year;

•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Many of the details regarding the implementation of the ACA are yet to be determined and, at this time, it remains unclear what the full effect that the ACA will have on our business. At this time, it remains unclear whether there will be any further changes made to the ACA, whether in part or in its entirety.

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

We expect that the ACA, as well as other health care reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other health care reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any products for which we receive regulatory approval.

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

As of December 31, 2015, we had net operating loss carryforwards of approximately $174.8 million to reduce any future federal and state taxable income through 2035. Since we had net operating loss carryforwards as of December 31, 2015, 2014 and 2013, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations. The net operating loss carryforwards of approximately $174.8 million as of December 31, 2015 will begin to expire in the year 2030 if unused. The use of our net operating loss carryforwards may be restricted due to changes in our ownership, including as a result of our public offerings in March 2015 and September 2015.

Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards, or NOL’s, and tax credit carryforwards that could be utilized annually in the future to offset taxable income.

For the year ended December 31, 2015 we performed a Section 382 ownership analysis and determined that an ownership change occurred (within the meaning of Section 382 of the Code) in 2015. Based on the analysis performed, however, we do not believe that the Section 382 annual limitation will impact our ability to utilize the tax attributes that existed as of the date of the ownership change in a material manner. If we experience an ownership change in the future, the tax benefits related to the NOLs and tax credit carryforwards may be further limited or lost.

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

Our commercial success depends on obtaining and maintaining proprietary rights to our product candidates and technologies and their uses, as well as successfully defending these rights against third-party challenges. We will only be able to protect our product candidates, proprietary technologies, and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. We have patent rights under issued patents in many cases covering our ITI-007 and ITI-002 development programs. Nonetheless, the issued patents and patent applications covering our primary technology programs remain subject to uncertainty and continuous monitoring and action by us due to a number of factors, including:

•	we may not have been the first to make the inventions covered by our pending patent applications or issued patents;

•	we may not have been the first to file patent applications for our product candidates or the technologies we rely upon;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	our disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;

•	any or all of our pending patent applications may not result in issued patents;

•	we may not seek or obtain patent protection in all countries that will eventually provide a significant business opportunity;

•	any patents issued to us or our collaborators may not provide a basis for commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties;

•	our proprietary technologies may not be patentable;

•	others may design around our patent claims to produce competitive products which fall outside of the scope of our patents;

•	others may identify prior art which could invalidate our patents; and

•	changes to patent laws may limit the exclusivity rights of patent holders.

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

We regularly conduct searches to identify patents or patent applications that may prevent us from obtaining patent protection for our proprietary compounds or that could limit the rights we have claimed in our patents and patent applications. Disputes may arise regarding the ownership or inventorship of our inventions. It is difficult to determine how such disputes would be resolved. Others may challenge the validity of our patents. If our patents are found to be invalid, we will lose the ability to exclude others from making, using or selling the inventions claimed in our patents.

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

For example, our potential products for the treatment of schizophrenia would compete with, among other branded products, Abilify®, marketed jointly by Bristol-Myers Squibb and Otsuka Pharmaceutical, Fanapt®, marketed by Novartis Pharmaceuticals, Seroquel XR®, marketed by AstraZeneca, Invega®, marketed by Janssen, VRAYLAR®, marketed by Allergan, Rexulti® marketed by Otsuka Pharmaceutical and Latuda®, marketed by Sunovion. In addition, our product candidates, if approved, will compete with, among other generic antipsychotic drugs, haloperidol, risperidone, quetiapine, olanzapine and clozapine.

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

During the year ended December 31, 2015, the price per share of our common stock on the NASDAQ Global Select Market has ranged from a high of $60.79 to a low of $16.29. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires public companies to maintain effective internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. In addition, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting beginning with this annual report on Form 10-K for the fiscal year ended December 31, 2015. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we fail to maintain the effectiveness of our internal controls or fail to comply in a timely manner with the requirements of the Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, this could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

We are no longer an emerging growth company and are not able to take advantage of the reduced disclosure requirements applicable to emerging growth companies.

We were an emerging growth company under the Jumpstart Our Business Startups Act, or JOBS Act, until December 31, 2015. As an emerging growth company, we took advantage of certain exemptions from various reporting requirements that are applicable to other public companies. On December 31, 2015, we became a large accelerated filer and the reduced disclosure obligations of emerging growth companies are no longer available to us. As a result, we will need to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act beginning with this annual report on Form 10-K for the year ended December 31, 2015, will be required to hold a say-on-pay vote and a say-on-frequency vote at our 2016 annual meeting of stockholders, and will no longer be entitled to provide the reduced executive compensation disclosures permitted by emerging growth companies beginning with this annual report on Form 10-K for the year ended December 31, 2015 and the proxy statement for our 2016 annual meeting of stockholders. We expect that our transition from “emerging growth company” to “large accelerated filer” will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting and related fees and fees associated with investor relations activities, among others.

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

•	the accuracy of our estimates regarding expenses, future revenues, uses of cash, capital requirements and the need for additional financing;

•	the initiation, cost, timing, progress and results of our development activities, preclinical studies and clinical trials;

•	the timing of and our ability to obtain and maintain regulatory approval of our existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates;

•	our plans to research, develop and commercialize our current and future product candidates;

•	our collaborators’ election to pursue research, development and commercialization activities;

•	our ability to obtain future reimbursement and/or milestone payments from our collaborators;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our ability to obtain and maintain intellectual property protection for our product candidates;

•	our ability to successfully commercialize our product candidates;

•	the size and growth of the markets for our product candidates and our ability to serve those markets;

•	the rate and degree of market acceptance of any future products;

•	the success of competing drugs that are or become available;

•	regulatory developments in the United States and other countries;

•	the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials;

•	our ability to obtain additional financing;

•	our use of the proceeds from our securities offerings;

•	any restrictions on our ability to use our net operating loss carryforwards;

•	our exposure to investment risk, interest rate risk and capital market risk;

•	our expectations regarding the additional management attention and costs that will be required as we transition from an “emerging growth company” to a “large accelerated filer;” and

•	our ability to attract and retain key scientific or management personnel.

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

Our headquarters are located at 430 East 29th Street, New York, New York 10016, where we occupy approximately 16,753 square feet of useable office and laboratory space. The term of the lease, as amended, expires January 31, 2027. We also lease office space in Towson, Maryland on a month to month basis.

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

Year Ended December 31, 2015	High	Low
First Quarter	$30.72	$16.29
Second Quarter	$35.45	$19.86
Third Quarter	$60.79	$21.19
Fourth Quarter	$59.96	$37.75

Year Ended December 31, 2014	High	Low
First Quarter	$21.26	$10.00
Second Quarter	$19.60	$14.53
Third Quarter	$19.77	$12.67
Fourth Quarter	$19.00	$13.37

Stockholders

As of February 25, 2016, we had 43,202,709 outstanding shares of common stock and no outstanding shares of preferred stock. As of February 25, 2016, there were approximately 125 holders of record of our outstanding shares of common stock.

Dividends

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Unregistered Sales of Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

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

As of December 31, 2015, we have used the net proceeds of the offering primarily for working capital purposes, including recurring expenses and preclinical and clinical trial costs related to the development of ITI-007.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 2015. The selected financial data for each of the five years in the period ended December 31, 2015 have been derived from our audited consolidated financial statements. The consolidated balance sheets as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015, and the report thereon, are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

	2015	2014	2013	2012	2011
Statements of Operations:
Revenues:
License and collaboration revenue	$30,659	$547,546	$2,737,002	$3,117,991	$22,327,464
Grant revenue	60,705	29,755	—	—	1,034,495

Total Revenues	91,364	577,301	2,737,002	3,117,991	23,361,959
Costs and expenses:
Research and development	87,718,074	21,226,345	23,027,578	15,486,476	7,654,546
General and administrative	18,187,286	10,337,679	5,976,276	4,034,925	4,612,450

Total costs and expenses	105,905,360	31,564,024	29,003,854	19,521,401	12,266,996
(Loss) Income from operations	(105,813,996)	(30,698,223)	(26,266,852)	(16,403,410)	11,094,963
Interest expense	—	(7,073)	(612,963)	(193,498)	(15)
Interest income	1,022,455	303,936	29,617	39,002	62,315
Income taxes	(1,600)	(1,600)	(18,000)	(32,921)	(64,834)

Net (Loss) Income	$(104,793,141)	$(30,691,460)	$(26,868,198)	$(16,590,827)	$11,092,429
Net (Loss) Income per common share:
Basic	$(2.91)	$(1.07)	$(1.56)	$(2.96)	$1.98
Diluted	$(2.91)	$(1.07)	$(1.56)	$(2.96)	$1.47
Weighted average number of common shares:
Basic	36,069,237	28,650,067	17,260,768	5,607,539	5,601,495
Diluted	36,069,237	28,650,067	17,260,768	5,607,539	7,558,150

		December 31,
	2015	2014	2013	2012	2011
Balance Sheet data:
Cash and cash equivalents	$47,159,303	$61,325,044	$35,150,924	$15,645,528	$13,693,215
Total assets	484,103,528	131,111,769	38,449,312	19,823,680	23,594,725
Total liabilities	7,860,617	10,557,064	6,834,037	2,839,595	5,702,422
Accumulated deficit	(193,049,098)	(88,255,957)	(57,564,497)	(30,696,299)	(14,105,472)
Total stockholders’ equity	476,242,911	120,554,705	31,615,275	16,984,085	17,892,303

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company focused on the discovery and clinical development of innovative, small molecule drugs that address underserved medical needs in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system, or CNS. ITI-007 is our lead drug development candidate with mechanisms of action that, we believe, may represent an effective treatment across multiple therapeutic indications. In our pre-clinical and clinical trials to date, ITI-007 combines potent serotonin 5-HT2A receptor antagonism, dopamine receptor phosphoprotein modulation, or DPPM, glutamatergic modulation, and serotonin reuptake inhibition into a single drug candidate for the treatment of acute and residual schizophrenia and for the treatment of bipolar disorder, including bipolar depression. At dopamine D2 receptors, ITI-007 has been demonstrated to have dual properties and to act as both a pre-synaptic partial agonist and a post-synaptic antagonist. ITI-007 has also been demonstrated to have affinity for dopamine D1 receptors and indirectly stimulate phosphorylation of glutamatergic NMDA GluN2B receptors in a mesolimbic specific manner. We believe that this regional selectivity in brain areas thought to mediate the efficacy of antipsychotic drugs, together with serotonergic, glutamatergic, and dopaminergic interactions, may result in efficacy for a broad array of symptoms associated with schizophrenia and bipolar disorder with improved psychosocial function. The serotonin reuptake inhibition potentially allows for antidepressant activity in the treatment of schizoaffective disorder, other disorders with co-morbid depression, and/or as a stand-alone treatment for major depressive disorder. We believe ITI-007 may also be useful for the treatment of other psychiatric and neurodegenerative disorders, particularly behavioral disturbances associated with dementia, autism, and other CNS diseases. ITI-007 is in Phase 3 clinical development as a novel treatment for schizophrenia and bipolar depression.

ITI-007 for the Treatment of Schizophrenia

In September 2015, we announced top-line clinical results from our first Phase 3 clinical trial of ITI-007 for the treatment of patients with schizophrenia. This randomized, double-blind, placebo-controlled Phase 3 clinical trial was conducted at 12 sites in the United States with 450 patients randomized (1:1:1) to receive either 60 mg of ITI-007, 40 mg of ITI-007 or placebo once daily in the morning for 28 days. The pre-specified primary efficacy measure was change from baseline versus placebo at study endpoint (4 weeks) on the centrally rated Positive and Negative Syndrome Scale, or PANSS, total score. In this trial, the once-daily dose of 60 mg of ITI-007 met the primary endpoint and demonstrated antipsychotic efficacy with statistically significant superiority over placebo at week 4 (study endpoint) with additional improvements observed in social function. Moreover, the 60 mg dose of ITI-007 showed significant antipsychotic efficacy as early as week 1, which was maintained at every time point throughout the entire study. ITI-007 showed a dose-related improvement in symptoms of schizophrenia with the 40 mg dose approximating the trajectory of improvement seen with the 60 mg dose, but the effect with 40 mg did not reach statistical significance on the primary endpoint. In addition, the 60 mg dose of ITI-007 met the key secondary endpoint of statistically significant improvement on the Clinical Global Impression Scale for Severity of Illness, or CGI-S. The 40 mg dose of ITI-007 also demonstrated a statistically significant improvement versus placebo on the CGI-S, though not formally tested against placebo as a key secondary endpoint since it did not separate on the primary endpoint. Consistent with previous studies, ITI-007 had a favorable safety and tolerability profile as evidenced by motoric, metabolic, and cardiovascular characteristics similar to placebo, and no clinically significant changes in akathisia, extrapyramidal symptoms, prolactin, body weight, glucose, insulin, or lipids.

In September 2015, we also announced top-line data from an open-label positron emission tomography, or PET, study of ITI-007 examining brain occupancy of striatal D2 receptors. This study was conducted in patients diagnosed with schizophrenia who were otherwise healthy and stable with respect to their psychosis. After washout from their previous antipsychotic medication for at least two weeks, PET was used to determine target occupancy in brain regions at baseline (drug-free) and again after two weeks of once daily ITI-007 oral administration. In this trial, the 60 mg dose of ITI-007 was associated with a mean of approximately 40% striatal dopamine D2 receptor occupancy. As predicted by preclinical and earlier clinical data, ITI-007 demonstrated antipsychotic effect at relatively low striatal D2 receptor occupancy, lower than the occupancy range required by most other antipsychotic drugs. Unlike any existing schizophrenia treatment, this dopamine receptor phosphoprotein modulator, or DPPM, acts as a pre-synaptic partial agonist and post-synaptic antagonist at D2 receptors. We believe this mechanism likely contributes to the favorable safety profile of ITI-007, with reduced risk for hyperprolactinemia, akathisia, extrapyramidal symptoms, and other motoric side effects.

The top-line results from our first Phase 3 clinical trial of ITI-007 confirm the earlier Phase 2 results that we announced in December 2013, in which ITI-007 exhibited antipsychotic efficacy in a randomized, double-blind, placebo and active controlled clinical trial in patients with an acutely exacerbated episode of schizophrenia. In this Phase 2 trial, 335 patients were randomized to receive one of four treatments: 60 mg of ITI-007, 120 mg of ITI-007, 4 mg of risperidone (active control) or placebo in a 1:1:1:1 ratio, orally once daily for 28 days. The primary endpoint for this clinical trial was change from baseline to Day 28 on the PANSS total score. In this study, ITI-007 met the trial’s pre-specified primary endpoint, improving symptoms associated with schizophrenia as measured by a statistically significant and clinically meaningful decrease in the PANSS total score. The trial also met key secondary outcome measures related to efficacy on PANSS subscales and safety. We are also conducting a second Phase 3 clinical trial in schizophrenia that we initiated in the second quarter of 2015, with over 600 patients planned to be enrolled in the trial. In this trial, we are randomizing patients to two doses of ITI-007 (60 mg or 20 mg), risperidone (active control) or placebo over a 6-week treatment duration, and the primary outcome measure is change from baseline to Day 42 on the PANSS total score. We expect patient enrollment will be completed in the second quarter of 2016. Subject to timely enrollment, we anticipate top-line results from the second Phase 3 clinical trial will be available in mid-2016.

In addition to our two Phase 3 clinical trials, we will need to complete other clinical and non-clinical trials and manufacturing and pre-commercialization activities necessary to support the submission of a planned NDA for ITI-007 in schizophrenia, which we currently expect could occur in the first half of 2017.

ITI-007 for the Treatment of Depressive Episodes Associated with Bipolar Disorder (Bipolar Depression)

Our bipolar depression program consists of two Phase 3 multi-center, randomized, double-blind, placebo-controlled clinical trials: one to evaluate ITI-007 as a monotherapy and the other to evaluate ITI-007 as an adjunctive therapy with lithium or valproate. In each trial, approximately 550 patients with a clinical diagnosis of Bipolar I or Bipolar II disorder and who are experiencing a current major depressive episode will be randomized to receive one of three treatments: 60 mg ITI-007, 40 mg ITI-007, or placebo in a 1:1:1 ratio orally once daily for 6 weeks. In the ITI-007-401 trial, patients will receive ITI-007 or placebo as a monotherapy. In the ITI-007-402 trial, patients will receive ITI-007 or placebo adjunctive to their existing mood stabilizer lithium or valproate. We initiated our bipolar depression program in the third quarter of 2015.

The primary endpoint for both clinical trials is change from baseline at Day 42 on the Montgomery-Åsberg Depression Rating Scale, orMADRS, total score versus placebo. The MADRS is a well-validated 10-item checklist that measures the ability of a drug to reduce overall severity of depressive symptoms. Individual items are rated by an expert clinician on a scale of 0 to 6 in which a score of 6 represents the most depressed evaluation for each item assessed. The total score ranges from 0 to 60. Secondary endpoints include measures of social function and quality of life that may illustrate the differentiated clinical profile of ITI-007. Safety and tolerability are also assessed in both clinical trials.

Other Indications for ITI-007

In the fourth quarter of 2014, we announced the top-line data from ITI-007-200, a Phase 1/2 clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of low doses of ITI-007 in healthy geriatric subjects and in patients with dementia, including Alzheimer’s disease. The completion of this study marks an important milestone in our strategy to develop low doses of ITI-007 for the treatment of behavioral disturbances associated with dementia and related disorders. The ITI-007-200 trial results to date indicate that ITI-007 is safe and well-tolerated across a range of low doses, has linear- and dose-related pharmacokinetics and improves cognition in the elderly. The most frequent adverse event was mild sedation at the higher doses. We believe these results further position ITI-007 as a development candidate for the treatment of behavioral disturbances in patients with dementia and other neuropsychiatric and neurological conditions. We plan to initiate additional late phase clinical programs evaluating ITI-007 in patients with behavioral disturbances associated with dementia and related disorders, including Alzheimer’s disease, in the first half of 2016.

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

Other Product Candidates

We have a second major program called ITI-002 that has yielded a portfolio of compounds that selectively inhibits the enzyme phosphodiesterase type 1, or PDE1. We believe PDE1 helps regulate brain activity related to cognition, memory processes and movement/coordination. On February 25, 2011, we (through our wholly owned operating subsidiary, ITI) and Takeda Pharmaceutical Company Limited, or Takeda, entered into a license and collaboration agreement, or the Takeda License Agreement, under which we agreed to collaborate to research, develop and commercialize our proprietary compound ITI-214 and other selected compounds that selectively inhibit PDE1 for use in the prevention and treatment of human diseases. On October 31, 2014, we entered into an agreement with Takeda terminating the Takeda License Agreement, or the Termination Agreement, pursuant to which all rights granted under the Takeda License Agreement were returned to us. On September 15, 2015, Takeda completed the transfer of the Investigational New Drug application, or IND, for ITI-214 to us. ITI-214 is the first compound in its class to successfully advance into Phase 1 clinical trials. We intend to pursue the development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, which may include cognition in Parkinson’s disease, cognition in Alzheimer’s disease, cognition in schizophrenia and in other non-CNS indications. Other compounds in the PDE portfolio are also being advanced for the treatment of various indications.

Our pipeline also includes pre-clinical programs that are focused on advancing drugs for the treatment of schizophrenia, Parkinson’s disease, Alzheimer’s disease and other neuropsychiatric and neurodegenerative disorders. We are also investigating the development of treatments for disease modification of neurodegenerative disorders and non-CNS diseases.

We have assembled a management team with significant industry experience to lead the discovery and development of our product candidates. We complement our management team with a group of scientific and clinical advisors that includes recognized experts in the fields of schizophrenia and other CNS disorders, including Nobel laureate, Dr. Paul Greengard, one of our co-founders.

Since inception, we have devoted substantially all of our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of December 31, 2015, our accumulated deficit was $193.0 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and pre-clinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.

Our corporate headquarters and laboratory are located in New York, New York.

Public Offerings in March 2015 and September 2015

On March 11, 2015, we completed a public offering of 5,411,481 shares of our common stock at a price of $24.00 per share for aggregate gross proceeds of approximately $129.9 million, and net proceeds of approximately $121.8 million. On September 28, 2015, we completed a public offering of 7,935,000 shares of our common stock at a price of $43.50 per share for aggregate gross proceeds of approximately $345.2 million and net proceeds of approximately $327.4 million.

Results of Operations

Revenues

The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.

We have not generated any revenue from product sales to date and we do not expect to generate revenues from product sales for at least the next several years. Our revenues for the year ended December 31, 2015 have been from a government grant and the residual reimbursement of expenses from the terminated Takeda License Agreement. Our revenues for the year ended December 31, 2014 have been from the terminated Takeda License Agreement and to a much lesser extent from a government grant. We will not receive any further revenue under the Takeda License Agreement, which was terminated on October 31, 2014. We have received and may continue to receive grants from U.S. government agencies and foundations.

We do not expect any revenues that we may generate in the next several years to be significant enough to fund our operations.

Expenses

The process of researching and developing drugs for human use is lengthy, unpredictable and subject to many risks. We are unable with any certainty to estimate either the costs or the timelines in which those costs will be incurred. The clinical development of ITI-007 for the treatment of schizophrenia and for the treatment of bipolar depression consumes and will continue to consume a large portion of our current, as well as projected, resources. We intend to pursue other disease indications that ITI-007 may address, but there are significant costs associated with pursuing FDA approval for those indications, which would include the cost of additional clinical trials.

Our ITI-002 program has a compound, ITI-214, in Phase 1 development. We intend to pursue the development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, which may include cognition in Parkinson’s disease, cognition in Alzheimer’s disease, cognition in schizophrenia and in other non-CNS indications. Our other projects are still in the pre-clinical stages, and will require extensive funding not only to complete pre-clinical testing, but to enter into and complete clinical trials. Expenditures that we incur on these projects will be subject to availability of funding in addition to the funding required for the advancement of ITI-007. Any failure or delay in the advancement of ITI-007 could require us to re-allocate resources from our other projects to the advancement of ITI-007, which could have a significant material adverse impact on the advancement of these other projects and on our results of operations. Our operating expenses are comprised of (i) research and development expenses and (ii) general and administrative expenses. Our research and development costs are comprised of:

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

We expect that research and development expenses will increase substantially as we proceed with our Phase 3 clinical trials for ITI-007 in patients with exacerbated schizophrenia and our Phase 3 clinical trials for ITI-007 in patients with bipolar disorder. We also expect that our general and administrative costs will increase substantially from prior periods primarily due to costs to perform pre-product commercialization activities and the increased costs associated with being a public reporting entity, which could include adding additional personnel. We granted options to purchase 884,703 shares of our common stock in 2015 and have granted options to purchase an additional 347,137 shares of our common stock in January 2016. We also granted restricted stock units for 5,272 and 78,806 shares of our common stock in December 2015 and January 2016, respectively. We will recognize expense associated with these restricted stock units and options over the next three years in both research and development expenses and general and administrative expenses. We expect this non-cash expense to be material and affect quarter to quarter and year to date comparisons in the upcoming year. We expect to continue to grant stock options and other stock-based awards in the future, which will increase our stock-based compensation expense in future periods.

The following table sets forth our revenues, operating expenses, interest income (expense) and income taxes expenses for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Revenues	$91	$577	$2,737
Expenses
Research and Development	87,718	21,226	23,028
General and Administrative	18,187	10,338	5,976

	105,905	31,564	29,004
Interest Income (Expense)	1,022	298	(583)
Income Taxes	(1)	(2)	(18)

Net Loss	$(104,793)	$(30,691)	$(26,868)

Comparison of Years Ended December 31, 2015 and December 31, 2014

Revenues

Revenues decreased for the year ended December 31, 2015 as compared to the year ended December 31, 2014 by approximately $485.9 thousand, or 84%, primarily due to reimbursable costs paid to us by Takeda in 2014 under the Takeda License Agreement which terminated on October 31, 2014 with limited reimbursements in 2015, offset by slightly higher revenue in 2015 from a government grant.

Research and Development Expenses

Research and development expenses increased for the year ended December 31, 2015 as compared to the year ended December 31, 2014 by approximately $66.5 million, or 313%. This change is due primarily to an increase of approximately $47.1 million of costs associated with outside clinical testing and an increase of approximately $14.9 million from nonclinical testing in the year ended December 31, 2015 over the year ended December 31, 2014. The vast majority of the increase is due to costs associated with conducting our ITI-007 Phase 3 clinical program in schizophrenia. In late 2014, we began a clinical trial of ITI-007 in patients with schizophrenia and incurred the majority of the costs for this trial in 2015. In addition, we started our second Phase 3 clinical trial of ITI-007 in patients with schizophrenia in June 2015 and incurred significant costs for this trial in the second half of 2015. In December 2015, we commenced our Phase 3 clinical trials in bipolar disorder and have incurred approximately $3.6 million in costs through December 31, 2015. In 2014, we did not incur significant costs related to clinical trials. Amounts paid to external parties comprise a large portion of our research and development costs. In the year ended December 31, 2015, we incurred approximately $76.8 million of costs to external parties who manufactured, tested and performed clinical trial related activities as compared to $16.3 million in the year ended December 31, 2014. Of these external costs, approximately $76.1 million in the year ended December 30, 2015 and $16.0 million in the year ended December 31, 2014 were for ITI-007 related projects. The remaining amounts for each of these periods were spent on other projects. Internal costs are comprised primarily of labor, fringe benefits, materials, supplies and facilities and maintenance costs and were approximately $10.9 million and $5.0 million for the years ended December 31, 2015 and 2014, respectively. The increase in these internal costs is due primarily to hiring additional research and development employees in 2015 in addition to increased stock based compensation expense.

As development of ITI-007 for the treatment of schizophrenia progresses, we anticipate costs for that program to increase considerably in the next several years as we continue to conduct Phase 3 and other clinical trials. We are also required to complete non-clinical testing to obtain FDA approval and manufacture material needed for clinical trial use, which includes non-clinical testing of the drug product and the creation of an inventory of drug product in anticipation of possible FDA approval. In addition we plan to spend increasing amounts to further our development of ITI-007 for other indications, including but not limited to, the treatment of depressive episodes associated with bipolar disorder (bipolar depression), for treatment of behavioral disturbances associated with dementia and related disorders, and for treating agitation, aggression and sleep disturbances in diseases that include dementia, Alzheimer’s disease, Huntington’s disease and autism spectrum disorders, among other indications.

As of December 31, 2015, we employed 24 full time personnel in our research and development group as compared to 16 full time personnel at December 31, 2014. We expect to hire additional staff as we increase our development efforts and grow our business in the upcoming years.

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

During previous years, we also incurred costs that were both reimbursable and non-reimbursable under the Takeda License Agreement. For the years ended December 31, 2015 and 2014, we incurred $30,700 and $14,000, respectively, of costs that were billable to Takeda pursuant to ongoing obligations under the termination agreement. We do not expect to incur material costs going forward under this agreement.

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

We, the FDA, or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our product candidates. Other risks associated with our product candidates are described in the section entitled “Risk Factors” in this Annual Report on Form 10-K.

General and Administrative Expenses

General and administrative expenses increased for the year ended December 31, 2015 as compared to the year ended December 31, 2014 by approximately $7.8 million, or 76%, primarily due to approximately $4.1 million of higher stock option expense and to a much lesser extent to increased bonus and labor costs and state and local franchise and capital taxes. Salaries, bonuses and related benefit costs for our executive, finance and administrative functions for the years ended December 31, 2015 and 2014 were approximately 59% and 49%, respectively, of our total general and administrative costs. Our other general and administrative expenses include patent costs, legal, accounting and other professional fees and, to a lesser extent, facilities and general office-related overhead.

We expect general and administrative costs to increase significantly as we hire additional staff, expand our operations, including initial preparation for potential commercial activities, and incur additional costs associated with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in addition to being a public company and complying with exchange listing and SEC requirements, including the additional complexities and related costs of our transition at the end of 2015 from an “emerging growth company” to a “large accelerated filer” under the rules of the SEC. These increases could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.

Interest Income

Interest income has increased to approximately $1.0 million from $304,000 for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase is primarily a result of higher than average cash balances in 2015 as compared to 2014 which is due to the net offering proceeds of $121.8 million that we received in March 2015 and $327.4 million that we received in September 2015.

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

The research and development expenses incurred for amounts payable to external parties comprised a significant portion of our research and development expenses during the years ended December 31, 2014 and 2013. We incurred expenses of approximately $14.8 million and $18.8 million for the years ended December 31, 2014 and 2013, respectively, for amounts payable to external parties who manufactured, tested and performed clinical trial activities for all of our projects. We spent approximately $14.4 million and $18.3 million on external costs for the development of ITI-007 for the years ended December 31, 2014 and 2013, respectively. During the same periods, our internal research and development expenses for all projects were approximately $5.0 million and $3.0 million, respectively. The clinical development work related to ITI-007 requires the largest portion of our resources and, consequently, comprises the majority of our spending. For the years ended December 31, 2014 and 2013, we incurred total expenses of $18.8 million and $20.8 million, respectively, for all ITI-007 related projects and $2.4 million and $2.2 million, respectively, for all of our other projects. Total research and development expenses were approximately $21.2 million for the year ended December 31, 2014 as compared to $23.0 million for 2013.

During 2014 and in previous years, we also incurred costs that were both reimbursable and non-reimbursable under the Takeda License Agreement. For the year ended December 31, 2014, we incurred approximately $14,000 on direct costs that were billable to Takeda as compared to $97,000 for the year ended December 31, 2013.

General and Administrative Expenses

General and administrative expenses increased for the year ended December 31, 2014 as compared to the year ended December 31, 2013 by approximately $4.4 million, or 73%. This increase was primarily due to increased stock option expense of $1.7 million in 2014 related to options granted in 2014, and increased labor and related benefit costs of approximately $0.6 million, with the remainder comprised of higher professional fees, directors’ and officers’ insurance costs, and board of directors compensation fees, which are due to the activities associated with being a public company. We expect these costs to increase significantly as we expand our operations, including hiring of additional personnel, continue to be subject to the reporting requirements of being a public company and issue additional equity incentive awards.

Liquidity and Capital Resources

Through December 31, 2015, we provided funds for our operations by obtaining approximately $716.3 million of cash primarily through public and private offerings of our common stock and other securities, grants from government agencies and foundations and payments received under the terminated Takeda License Agreement. We do not believe that grant revenue will be a significant source of funding in the near future, and Takeda has limited ongoing funding obligations following the termination of the Takeda License Agreement on October 31, 2014. On March 11, 2015, we completed a public offering of 5,411,481 shares of our common stock for aggregate gross proceeds of approximately $129.9 million and net proceeds of approximately $121.8 million. On September 28, 2015, we completed an additional public offering of 7,935,000 shares of our common stock for aggregate gross proceeds of approximately $345.2 million and net proceeds of approximately $327.4 million.

As of December 31, 2015, we had a total of approximately $475.2 million in cash and cash equivalents and available-for-sale investment securities, and approximately $6.3 million of short-term liabilities consisting entirely of liabilities from operations. Excluding the increase in net cash of approximately $121.8 million and $327.4 million from the public offerings in March 2015 and September 2015, respectively, we spent approximately $103.1 million in cash for operations and equipment and we reduced working capital by approximately $92.7 million for the year ended December 31, 2015. This use of cash was primarily for conducting clinical trials and non-clinical testing, including manufacturing related activities and funding recurring operating expenses.

For the year 2016, we expect to spend between approximately $130 million and $160 million. We expect these expenditures to be due primarily to the development of ITI-007 in patients with schizophrenia, behavioral disturbances in dementia, bipolar disorder and depressive disorders, our ITI-007 long acting injectable development program through pre-clinical and early clinical development, research and preclinical development of our other product candidates, the continuation of manufacturing activities in connection with the development of ITI-007, recurring expenses and costs to produce, develop and validate materials to be used in clinical and non-clinical studies related to ITI-007, and expenses associated with our other development programs and general operations. We expect that cash expenditures will continue to increase after 2016 as we further expand the ITI-007 clinical stage programs, the ITI-007 long acting injectable development program through pre-clinical and early clinical development; research and preclinical development of our other product candidates; the continuation of manufacturing, pre-commercial activities in connection with the development of ITI-007 and the early stage pre-commercial launch activities for ITI-007. We believe that our existing cash and cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2018.

We will require significant additional financing in the future to continue to fund our operations. We believe that we have the funding in place to complete the additional clinical and non-clinical trials, manufacturing and pre-commercialization activities needed for potential regulatory approval and commercialization of ITI-007 in patients with schizophrenia. With the remaining proceeds from our public offerings in March 2015 and September 2015, we believe that we have the funds to complete our proposed clinical trials of ITI-007 in bipolar disorder as a monotherapy and as an adjunctive therapy with lithium or valproate. We will also be funding clinical trials of ITI-007 for the treatment of behavioral disturbances in dementia; preclinical and clinical development of ITI-007 long acting injectable development program; additional clinical trials of ITI-007; continued clinical development of our PDE program, including ITI-214; research and preclinical development of our other product candidates; and the continuation of manufacturing activities in connection with the development of ITI-007. We anticipate requiring additional funds to obtain regulatory approval for ITI-007 in patients with dementia, including Alzheimer’s disease, for further development of ITI-007 in patients with bipolar disorder, depressive disorders and other indications, and for development of our other product candidates. We have incurred losses in every year since inception with the exception of 2011, when we received an up-front fee and a milestone payment related to the Takeda License Agreement. These losses have resulted in significant cash used in operations. For the year ended December 31, 2015, we used net cash in operating activities and purchases of equipment of approximately $103.1 million and expect to use additional cash of between approximately $130 and $160 million through the end of 2016. While we have several research and development programs underway, the ITI-007 program has advanced the furthest and will continue to consume increasing amounts of cash for conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct the activities necessary to pursue FDA approval of ITI-007 and our other product candidates, we expect the amount of cash needed to fund operations to increase significantly over the next several years.

With the termination of the Takeda License Agreement in October 2014, we will not receive milestone payments and only limited expense reimbursements, including patent filing costs, from Takeda and will be responsible for the costs of developing ITI-214. On September 15, 2015, Takeda completed the transfer of the IND for ITI-214 to us. We intend to pursue the development of our PDE1 program, including ITI-214 for the treatment of several CNS and non-CNS conditions, but we do not anticipate a significant increase in our operating expenses related to our PDE development programs through at least the first half of 2016.

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

In 2014, we entered into a long-term lease, which was amended in December 2015, for 16,753 square feet of useable laboratory and office space located at 430 East 29th Street, New York, New York 10016. Due to the amortization of total lease payments, we have recognized $1.6 million of deferred rent in the year ended December 31, 2015. The deferred rent balance will incrementally increase over approximately the next year. We occupied these facilities as our headquarters in March 2015, replacing our previous laboratories and offices. The lease, as amended, has a term of 12 years. We expect that our facility related costs will increase moderately as a result of leasing this facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

Total contractual obligations as of December 31, 2015 are summarized in the following table (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligations	$16,256	$0	$4,257	$3,138	$8,861

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

The adoption of this accounting standard did not have a material impact on our results of operations for the years ended December 31, 2015, 2014 and 2013, or on our financial positions as of those dates.

We have adopted ASC Topic 605-28, Milestone Method. Under this guidance, we recognize revenue contingent upon the achievement of a substantive milestone in its entirety in the period the milestone is achieved. Substantive milestone payments are recognized upon achievement of the milestone only if all of the following conditions are met:

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

Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information provided to the Company by its vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development expense, as the case may be.

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by subject progression and the timing of various aspects of the trial. The

Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period.

Stock-Based Compensation

Stock-based payments in the form of options are accounted for in accordance with the provisions of ASC Topic 718, Compensation—Stock Compensation. The fair value of share-based payments is estimated, on the date of grant, using the Black-Scholes-Merton option-pricing model, or the Black-Scholes model. The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the option. Restricted stock units are valued at the fair market value on the date of grant as determined by the closing stock price.

For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. For awards that contain a performance-based vesting condition, expense is amortized using the accelerated attribution method. Share-based compensation expense recognized in the statements of operations for the years ended December 31, 2015, 2014 and 2013 is based on share-based awards ultimately expected to vest, and this amount has therefore been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures for the fiscal years ended December 31, 2015, 2014 and 2013 were estimated based on our historical experience and have not been material.

We utilize the Black-Scholes model for estimating fair value of our stock options granted. Option valuation models, including the Black-Scholes model, require the input of subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility and the expected life of the award. Restricted stock units are valued at the fair market value on the date of grant as determined by the closing stock price.

Expected volatility rates are based on historical volatility of the common stock of comparable publicly traded entities and other factors due to the limited historical information about our common stock. The expected life of stock options is the period of time for which the stock options are expected to be outstanding. Given the limited historical exercise data, the expected life is determined using the “simplified method,” which is defined as the midpoint between the vesting date and the end of the contractual term.

The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have not paid dividends to our stockholders since our inception and do not plan to pay cash dividends in the foreseeable future. Therefore, we have assumed an expected dividend rate of zero.

Prior to January 1, 2014, given that there was no active market for our common stock, the exercise price of the stock options on the date of grant was determined and approved by the board of directors using several factors, including progress and milestones achieved in our business development and performance, the price per share of our convertible preferred stock offerings and general industry and economic trends. In establishing the estimated fair value of our common stock, we considered the guidance set forth in American Institute of Certified

Public Accountants Practice Guide, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation.” For stock options granted in 2014 and 2015, the exercise price was determined by using the closing market price of our common stock on the date of grant.

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

Since we had net operating loss carryforwards as of December 31, 2015, 2014 and 2013, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We have elected to adopt this update as of the fourth quarter of 2015, retrospectively. The adoption of this standard did not have a material impact on our consolidated financial statements and accompanying notes.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction-specific and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB decided to defer the effective date of the standard from January 1, 2017, to January 1, 2018, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Presently, we are assessing what effect the adoption of this standard will have on our consolidated financial statements and accompanying notes.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity. As of December 31, 2015, we had cash, cash equivalents and marketable securities of $475.2 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates, although the recent rise in interest rates has resulted in our unrealized loss on investments for the year ended December 31, 2015 and 2014 totaling approximately $0.5 million and $0.1 million, respectively. Since we plan on holding those investments to maturity, no recognition of impairment is required. Declines in interest rates, however, would reduce future investment income.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2015, the company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting. This report appears further below in this Item 9A.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than our continued improvement of documentation and other existing internal controls. This improvement included but was not limited to hiring additional personnel, hiring an independent outside firm to aid in the controls testing and reassigning tasks to allow for greater segregation of duties.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Intra-Cellular Therapies, Inc.

We have audited Intra-Cellular Therapies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Intra-Cellular Therapies, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Intra-Cellular Therapies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intra-Cellular Therapies, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, MD

February 25, 2016

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation,” “Compensation Discussion and Analysis,” “Management and Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Compensation Practices and Policies Relating to Risk Management” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a).	The following documents are filed as part of this annual report on Form 10-K:

Item 15(a)(1) and (2)	See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

2.1		Agreement and Plan of Merger, dated as of August 23, 2013, by and among the Registrant, ITI, Inc. and Intra-Cellular Therapies, Inc.		8-K (Exhibit 2.1)	8/29/2013	000-54896

2.2		Agreement and Plan of Merger, dated as of August 29, 2013, by and between the Registrant and Intra-Cellular Therapies, Inc., relating to the name change of the Registrant.		8-K (Exhibit 2.2)	9/5/2013	000-54896

3.1		Restated Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on November 7, 2013.		S-1/A (Exhibit 3.1)	11/26/13	333-191238

3.2		Certificate of Merger relating to the Merger of ITI, Inc. with and into Intra-Cellular Therapies, Inc., filed with the Secretary of State of the State of Delaware on August 29, 2013.		8-K (Exhibit 3.3)	9/5/2013	000-54896

3.3		Certificate of Ownership and Merger relating to the Merger of Intra-Cellular Therapies, Inc. with and into the Registrant, filed with the Secretary of State of the State of Delaware on August 29, 2013, relating to the name change of the Registrant.		8-K (Exhibit 3.4)	9/5/2013	000-54896

3.4		Restated Bylaws of the Registrant.		8-K (Exhibit 3.5)	9/5/2013	000-54896

4.1		Form of common stock certificate.		8-K (Exhibit 4.1)	9/5/2013	000-54896

4.2	.1	Warrant to Purchase Common Stock dated April 19, 2013 issued to Alzheimer Drug Discovery Foundation, Inc.		8-K (Exhibit 4.2.1)	9/5/2013	000-54896

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

	.2	Amendment dated August 29, 2013 to Warrant to Purchase Common Stock dated April 19, 2013 issued to Alzheimer Drug Discovery Foundation, Inc.		8-K (Exhibit 4.2.2)	9/5/2013	000-54896

10.1	.1	License Agreement dated as of May 31, 2005 by and between Bristol-Meyers Squibb Company and Intra-Cellular Therapies, Inc.**		8-K/A (Exhibit 10.1.1)	10/31/2013	000-54896

	.2	Amendment No. 1 to License Agreement dated as of November 3, 2010 by and between Bristol-Meyers Squibb Company and Intra-Cellular Therapies, Inc.		8-K (Exhibit 10.1.2)	9/5/2013	000-54896

10.2	.1	License and Collaboration Agreement dated as of February 25, 2011 by and between Takeda Pharmaceutical Company Limited and Intra-Cellular Therapies, Inc.**		8-K/A (Exhibit 10.2)	10/31/2013	000-54896

	.2	Termination Agreement dated as of October 31, 2014 by and between Takeda Pharmaceutical Company Limited and Intra-Cellular Therapies, Inc.†		10-K (Exhibit 10.2.2)	3/12/2015	001-36274

10.3		Employment Agreement effective as of February 26, 2008 by and between Sharon Mates, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.3)	9/5/2013	000-54896

10.4		Employment Agreement effective as of August 3, 2015 by and between Michael I. Halstead and Intra-Cellular Therapies, Inc..*		10-Q (Exhibit 10.1)	11/5/2015	001-36274

10.5		Employment Agreement effective as of February 26, 2008 by and between Lawrence J. Hineline and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.4)	9/5/2013	000-54896

10.6		Employment Agreement effective as of November 4, 2015 by and between Robert Davis, Ph.D. and Intra-Cellular Therapies, Inc.*	X

10.7		Employment Agreement effective as of November 5, 2015 by and between Kimberly Vanover, Ph.D. and Intra-Cellular Therapies, Inc.*	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.8	Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of September 1, 2003 by and between Sharon Mates, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.8)	9/5/2013	000-54896

10.9	Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of July 29, 2014 by and between Michael Halstead and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.11)	3/12/2015	001-36274

10.10	Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of December 1, 2003 by and between Lawrence J. Hineline and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.9)	9/5/2013	000-54896

10.11	Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of November 4, 2015 by and between Robert Davis, Ph.D. and Intra-Cellular Therapies, Inc.*	X

10.12	Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of March 5, 2007 by and between Kimberly E. Vanover, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.12)	9/5/2013	000-54896

10.13	Form of Indemnification Agreement by and between the Company and its directors and executive officers.*		8-K (Exhibit 10.13)	9/5/2013	000-54896

10.14	2003 Equity Incentive Plan, as amended.*		8-K (Exhibit 10.14)	9/5/2013	000-54896

10.15	Form of Stock Option Agreement under the 2003 Equity Incentive Plan, as amended.*		8-K (Exhibit 10.15)	9/5/2013	000-54896

10.16	Amended and Restated 2013 Equity Incentive Plan.*		8-K (Exhibit 10.1)	6/18/2015	001-36274

10.17	Form of Stock Option Agreement under the 2013 Equity Incentive Plan.*		10-K (Exhibit 10.19)	3/25/2014	001-36274

10.18	Non-Employee Director Compensation Policy.*		10-Q (Exhibit 10.1)	8/12/2014	001-36274

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.19		Redemption Agreement dated as of August 29, 2013 by and between the Registrant and NLBDIT 2010 Services, LLC.		8-K (Exhibit 10.17)	9/5/2013	000-54896

10.20		Indemnity Agreement dated as of August 29, 2013 by and among the Registrant, Intra-Cellular Therapies, Inc. and Samir N. Masri.		8-K (Exhibit 10.18)	9/5/2013	000-54896

10.21		Registration Rights Agreement dated as of August 29, 2013 by and among Intra-Cellular Therapies, Inc., the stockholders named therein and the Registrant.		8-K (Exhibit 10.19)	9/5/2013	000-54896

14.1		Corporate Code of Conduct and Ethics and Whistleblower Policy.	X

21.1		Subsidiaries.		S-1 (Exhibit 21.1)	9/18/13	333-191238

23.1		Consent of Ernst & Young LLP.	X

31.1		Certification of the Chief Executive Officer.	X

31.2		Certification of the Chief Financial Officer.	X

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	.INS	XBRL Instance Document.	X

	.SCH	XBRL Taxonomy Extension Schema Document.	X

	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

	.DEF	XBRL Taxonomy Extension Definition.	X

	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

	.PRE	XBRL Taxonomy Presentation Linkbase Document.	X

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.
†	Confidential treatment is being requested for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: February 25, 2016	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ Sharon Mates, Ph.D. Sharon Mates, Ph.D.	Chairman, President and Chief Executive Officer (principal executive officer)	February 25, 2016

By:	/s/ Lawrence J. Hineline Lawrence J. Hineline	Vice President of Finance and Chief Financial Officer (principal financial officer and principal accounting officer)	February 25, 2016

By:	/s/ Christopher Alafi, Ph.D. Christopher Alafi, Ph.D.	Director	February 25, 2016

By:	/s/ Richard Lerner, M.D. Richard Lerner, M.D.	Director	February 25, 2016

By:	/s/ Joel S. Marcus Joel S. Marcus	Director	February 25, 2016

By:	/s/ Rory B. Riggs Rory B. Riggs	Director	February 25, 2016

By:	/s/ Robert L. Van Nostrand Robert L. Van Nostrand	Director	February 25, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Intra-Cellular Therapies, Inc.

We have audited the accompanying consolidated balance sheets of Intra-Cellular Therapies, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intra-Cellular Therapies, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intra-Cellular Therapies, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, MD

February 25, 2016

Intra-Cellular Therapies, Inc.

Consolidated Balance Sheets

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$47,159,303	$61,325,044
Investment securities, available-for-sale	428,041,021	68,320,672
Accounts receivable	30,660	51,603
Prepaid expenses and other current assets	8,025,147	1,288,953

Total current assets	483,256,131	130,986,272
Property and equipment, net	775,522	54,553
Other assets	71,875	70,944

Total assets	$484,103,528	$131,111,769

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,632,905	$2,052,765
Accrued and other current liabilities	3,423,464	7,529,241
Accrued employee benefits	1,207,143	975,058

Total current liabilities	6,263,512	10,557,064

Long-term deferred rent	1,597,105	—

Total liabilities	7,860,617	10,557,064

Stockholders’ equity:
Common stock, $.0001 par value: 100,000,000 shares authorized; 43,155,875 and 29,499,059 shares issued and outstanding at December 31, 2015 and 2014, respectively	4,316	2,950
Additional paid-in capital	669,878,103	208,912,345
Accumulated deficit	(193,049,098)	(88,255,957)
Accumulated comprehensive loss	(590,410)	(104,633)

Total stockholders’ equity	476,242,911	120,554,705

Total liabilities and stockholders’ equity	$484,103,528	$131,111,769

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2015	2014	2013
Revenues:
License and collaboration revenue	$30,659	$547,546	$2,737,002
Grant Revenue	60,705	29,755	—

Total revenues	91,364	577,301	2,737,002

Costs and expenses:
Research and development	87,718,074	21,226,345	23,027,578
General and administrative	18,187,286	10,337,679	5,976,276

Total costs and expenses	105,905,360	31,564,024	29,003,854

Loss from operations	(105,813,996)	(30,986,723)	(26,266,852)
Interest income	1,022,455	303,936	29,617
Interest expense	—	(7,073)	(612,963)
Income tax expense	(1,600)	(1,600)	(18,000)

Net loss	$(104,793,141)	$(30,691,460)	$(26,868,198)

Net loss per common share:
Basic & Diluted	$(2.91)	$(1.07)	$(1.56)
Weighted average number of common shares:
Basic & Diluted	36,069,237	28,650,067	17,260,768

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc.

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2015	2014	2013
Net loss	$(104,793,141)	$(30,691,460)	$(26,868,198)
Other comprehensive loss:
Unrealized loss on investment securities	(485,777)	(104,633)	—

Comprehensive loss	$(105,278,918)	$(30,796,093)	$(26,868,198)

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2012	14,599,612	1,460	$47,678,924	$(30,696,299)	$—	$16,984,085
Conversion of convertible notes	110,446	11	701,712	—	—	701,723
Private placement of common stock	6,916,697	692	39,962,808	—	—	39,963,500
Exercise of stock options	514,466	51	332,887	—	—	332,938
Stock subscription	18,225	2	109,832	—	—	109,834
Share-based compensation	—	—	391,393	—	—	391,393
Net loss	—	—	—	(26,868,198)	—	(26,868,198)

Balance at December 31, 2013	22,159,446	$2,216	$89,177,556	$(57,564,497)	$—	$31,615,275
Common shares issued February 5, 2014	7,063,300	706	115,442,041	—		115,442,747
Exercise of stock options	247,165	25	162,955	—		162,980
Stock issued for services	10,923	1	176,084			176,085
Stock subscription	18,225	2	109,831			109,833
Share-based compensation	—	—	3,843,878	—		3,843,878
Net loss	—	—	—	(30,691,460)		(30,691,460)
Other comprehensive loss					(104,633)	(104,633)

Balance at December 31, 2014	29,499,059	$2,950	$208,912,345	$(88,255,957)	$(104,633)	$120,554,705
Common shares issued March 11, 2015	5,411,481	541	121,803,828	—		121,804,369
Common shares issued September 28, 2015	7,935,000	793	327,435,412	—		327,436,205
Exercise of stock options	305,005	31	653,015	—		653,046
Stock issued for services	5,330	1	182,598			182,599
Share-based compensation	—	—	10,890,905	—		10,890,905
Net loss	—	—	—	(104,793,141)		(104,793,141)
Other comprehensive loss					(485,777)	(485,777)

Balance at December 31, 2015	43,155,875	$4,316	$669,878,103	$(193,049,098)	$(590,410)	$476,242,911

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(104,793,141)	$(30,691,460)	$(26,868,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	139,626	25,481	23,249
Share-based compensation expense	10,890,905	3,843,878	391,393
Issuance of stock for services	182,599	176,085	—
Amortization of premiums on investment activities	712,675	297,223	—
Changes in operating assets and liabilities:
Accounts receivable	20,943	284,715	(35,889)
Prepaid expenses and other assets	(6,737,125)	(466,099)	(574,341)
Accounts payable	(419,860)	(1,342,302)	3,353,459
Accrued liabilities and employee benefits	(3,873,692)	5,065,329	2,785,736
Deferred revenue	—	—	(1,666,674)
Deferred rent	1,597,105	—	—

Net cash used in operating activities	(102,279,965)	(22,807,150)	(22,591,265)

Investing activities
Purchases of investments	(514,308,249)	(103,601,836)	—
Maturities of investments	153,389,448	36,879,308	1,500,000
Purchase of property and equipment	(860,595)	(11,762)	(33,255)

Net cash (used in) provided by investing activities	(361,779,396)	(66,734,290)	1,466,745

Financing activities
Proceeds from issuance of convertible promissory notes, net	—	—	100,000
Proceeds from stock option exercises	653,046	162,980	332,938
Proceeds from stock subscription	—	109,833	109,834
Proceeds of public offerings	449,996,887	116,191,285	43,841,850
Payment of costs of public offerings	(756,313)	(748,538)	(3,754,706)

Net cash provided by financing activities	449,893,620	115,715,560	40,629,916
Net (decrease) increase in cash and cash equivalents	(14,165,741)	26,174,120	19,505,396
Cash and cash equivalents at beginning of period	61,325,044	35,150,924	15,645,528

Cash and cash equivalents at end of period	$47,159,303	$61,325,044	$35,150,924

Cash paid for interest	$—	$7,073	$11,320

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

1. Organization

Intra-Cellular Therapies, Inc. (the “Company”), through its wholly-owned operating subsidiary, ITI, Inc. (“ITI”), is a biopharmaceutical company focused on the discovery and clinical development of innovative, small molecule drugs that address underserved medical needs in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system (“CNS”). The Company’s lead product candidate, ITI-007, is in Phase 3 clinical development as a novel treatment for schizophrenia and bipolar depression.

ITI was incorporated in the State of Delaware on May 22, 2001 under the name “Intra-Cellular Therapies, Inc.” and commenced operations in June 2002. ITI was founded to discover and develop drugs for the treatment of neurological and psychiatric disorders.

On August 29, 2013, ITI completed a reverse merger (the “Merger”) with a public shell company named Oneida Resources Corp. (“Oneida”). Oneida was formed in August 2012 as a vehicle to investigate and, if such investigation warranted, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. In the Merger, each outstanding share of capital stock of ITI was exchanged for 0.5 shares of common stock of Oneida, and each outstanding option to purchase one share of ITI common stock and each outstanding warrant to purchase one share of ITI common stock was assumed by Oneida and became exercisable for 0.5 shares of Oneida common stock. As a result of the Merger and related transactions, ITI survived as a wholly-owned subsidiary of Oneida, Oneida changed its fiscal year end from March 31 to December 31, and Oneida changed its name to Intra-Cellular Therapies, Inc. (the “Company”). In addition, the Company began operating ITI and its business, and therefore ceased being a shell company. Following the Merger and the redemption of all then outstanding shares of Oneida at the closing of the Merger, the former stockholders of ITI owned 100% of the shares of the Company’s outstanding capital stock.

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

1. Organization (continued)

On October 31, 2014, the Company entered into a termination agreement with Takeda Pharmaceutical Company Limited (“Takeda”) terminating the worldwide license and collaboration agreement under which the Company and Takeda were jointly developing the Company’s proprietary compound ITI-214 and other selected compounds that selectively inhibit phosphodiesterase type 1 (“PDE1”) for use in the prevention and treatment of human diseases. Through December 31, 2015, the Company had received $29.0 million in total payments under the agreement and was eligible to receive milestone payments and royalties based on net sales. On September 15, 2015, Takeda completed the transfer of the Investigational New Drug application (“IND”) for ITI-214 to the Company. The Company intends to explore the development of its PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although actual results could differ from those estimates, management does not believe that such differences would be material.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of checking accounts, money market accounts, money market mutual funds, and certificates of deposit with a maturity date of three months or less. Their carrying values approximate the fair market value. Certificates of deposit, commercial paper, corporate notes and corporate bonds with a maturity date of more than three months are classified separately on the balance sheet.

2. Summary of Significant Accounting Policies (continued)

Investment Securities

Investment securities may consist of investments in U.S. Treasuries, various U.S. governmental agency debt securities, corporate bonds, certificates of deposit, and other fixed income securities with an average maturity of twelve months or less. Management classifies the Company’s investments as available-for-sale. Such securities are carried at estimated fair value, with any unrealized holding gains or losses reported, net of any tax effects reported, as accumulated other comprehensive income, which is a separate component of stockholders’ equity. Realized gains and losses, and declines in value judged to be other-than-temporary, if any, are included in consolidated results of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value, which is charged to earnings in that period, and a new cost basis for the security is established. Dividend and interest income is recognized as interest income when earned. The cost of securities sold is calculated using the specific identification method.

Investment securities consisted of the following (in thousands):

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. government agency securities	$61,510	$—	$(271)	$61,239
FDIC certificates of deposit (1)	41,343	1	(11)	41,333
Certificates of deposit	219,500	—	—	219,500
Commercial paper	30,122	—	(48)	30,074
Corporate bonds/notes	76,157	—	(262)	75,895

	$428,632	$1	$(592)	$428,041

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. government agency securities	$4,316	$—	$(3)	$4,313
FDIC certificates of deposit (1)	16,374	—	(14)	16,360
Certificates of deposit	2,000	—	—	2,000
Commercial paper	9,743	1	—	9,744
Corporate bonds/notes	35,992	—	(89)	35,904

	$68,425	$1	$(106)	$68,321

(1)	“FDIC certificates of deposit” consist of deposits that are less than $250,000.

The Company has classified all of its investment securities available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of December 31, 2015 and December 31, 2014, the Company held $142.4 million and $31.8 million, respectively, of available-for-sale investment securities with contractual maturity dates more than one year and less than two years.

The Company monitors its investment portfolio for impairment quarterly or more frequently if circumstances warrant. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, the Company records an impairment charge within earnings attributable to the estimated credit loss. In determining whether a decline in the value of an investment is other-than-temporary, the Company evaluates currently available factors that may include, among others: (1) general market conditions; (2) the duration and extent to which fair value has been less than the carrying

2. Summary of Significant Accounting Policies—(Continued)

value; (3) the investment issuer’s financial condition and business outlook; and (4) our assessment as to whether it is more likely than not that we will be required to sell a security prior to recovery of its amortized cost basis.

As of December 31, 2015 the Company had approximately $9.2 million of investments that have been held for greater than one year which had a temporary impairment of approximately $19,000. As of December 31, 2014 the Company had no investments that had been held for greater than one year.

The Company attributes the unrealized losses on the available-for-sale securities as of December 31, 2015 and 2014, to the variability in related market interest rates. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose us to undue market risk or counterparty credit risk. As such, the Company does not consider these securities to be other-than-temporarily impaired.

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

The Company has no assets or liabilities that were measured using quoted prices for significant unobservable inputs (Level 3 assets and liabilities) as of December 31, 2015 and December 31, 2014. The carrying value of cash held in money market funds of approximately $31.1 million as of December 31, 2015 and $8.5 million as of December 31, 2014, is included in cash and cash equivalents and approximates market value based on quoted market price or Level 1 inputs.

2. Summary of Significant Accounting Policies (continued)

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$31,114	$31,114	$—	$—
U.S. government agency securities	61,239	—	61,239	—
FDIC certificates of deposit	41,333	—	41,333	—
Certificates of deposit	219,500	—	219,500	—
Commercial paper	30,074	—	30,074	—
Corporate bonds/notes	75,895	—	75,895	—

	$459,155	$31,114	$428,041	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$8,495	$8,495	$—	$—
U.S. government agency securities	4,313	—	4,313	—
FDIC certificates of deposit	16,360	—	16,360	—
Certificates of deposit	41,000	—	41,000	—
Commercial paper	9,744	—	9,744	—
Corporate bonds/notes	35,903	—	35,903	—

	$115,815	$8,495	$107,320	$—

Financial Instruments

The Company considers the recorded costs of its financial assets and liabilities, which consist of cash equivalents, accounts receivable, accounts payable and accrued liabilities, to approximate their fair value because of their relatively short maturities at December 31, 2015 and December 31, 2014. Management believes that the risks associated with its financial instruments are minimal as the counterparties are various corporations, financial institutions and government agencies of high credit standing.

Concentration of Credit Risk

Cash equivalents are held with major financial institutions in the United States. Certificates of deposit, cash and cash equivalents held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

Accounts Receivable

Accounts receivable that management has the intent and ability to collect are reported in the balance sheets at outstanding amounts, less an allowance for doubtful accounts. The Company writes off uncollectible receivables when the likelihood of collection is remote.

2. Summary of Significant Accounting Policies (continued)

The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of December 31, 2015 and 2014, as the Company has a history of collecting on all its accounts including government agencies and collaborations funding its research.

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

The Company has adopted ASC Topic 605-28, Milestone Method. Under this guidance, the Company recognizes revenue contingent upon the achievement of a substantive milestone in its entirety in the period the milestone is achieved. Substantive milestone payments are recognized upon achievement of the milestone only if all of the following conditions are met:

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

2. Summary of Significant Accounting Policies (continued)

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

Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information provided to the Company by its vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development expense, as the case may be.

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by subject progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2015 and 2014, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Income Taxes

Income taxes are accounted for using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of

2. Summary of Significant Accounting Policies (continued)

existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

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

For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. For awards that contain a performance-based vesting condition, expense is amortized using the accelerated attribution method. Share-based compensation expense recognized in the statements of operations for the years ended December 31, 2015, 2014 and 2013 is based on share-based awards ultimately expected to vest, and this amount has therefore been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated based on the Company’s historical experience and have not been material.

The Company utilizes the Black-Scholes model for estimating fair value of its stock options granted. Option valuation models, including the Black-Scholes model, require the input of subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility and the expected life of the award. Restricted stock units are valued at the fair market value on the date of grant as determined by the closing stock price.

Expected volatility rates are based on historical volatility of the common stock of comparable publicly traded entities and other factors due to the limited historical information about the Company’s common stock. The expected life of stock options is the period of time for which the stock options are expected to be outstanding.

2. Summary of Significant Accounting Policies (continued)

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

Since the Company had net operating loss carryforwards as of December 31, 2015, 2014 and 2013, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations.

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

The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive as applied to the loss from operations for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Stock Equivalents	1,322,311	958,712	898,982

Recently Issued Accounting Standards

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax

2. Summary of Significant Accounting Policies (continued)

liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has elected to adopt this update as of the fourth quarter of 2015, retrospectively. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and accompanying notes.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction-specific and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB decided to defer the effective date of the standard from January 1, 2017, to January 1, 2018, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Presently, the Company is assessing what effect the adoption of this standard will have on our consolidated financial statements and accompanying notes.

3. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2015	2014
Computer equipment	$42,064	$39,160
Furniture and fixtures	266,695	35,958
Scientific equipment	2,823,601	2,207,848

	3,132,360	2,282,966
Less accumulated depreciation	(2,356,838)	(2,228,413)

	$775,522	$54,553

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $139,626, $25,481 and $23,249, respectively. During 2015, the Company retired $11,201 of fully depreciated property and equipment. During 2014, in conjunction with its move in February 2015 to its new headquarters, the Company retired $319,553 of fully depreciated leasehold improvements and disposed of $709,518 of fully depreciated property and equipment.

4. Share-Based Compensation

The Company sponsors the Intra-Cellular Therapies, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) to provide for the granting of stock-based awards, such as stock options, restricted common stock, restricted stock units and stock appreciation rights to employees, directors and consultants as determined by the Board of Directors. In August 2013, the Company assumed in the Merger the ITI 2003 Equity Incentive Plan, as amended (the “2003 Plan”), which expired by its terms in July 2013. As of December 31, 2015, there were options to

4. Share-Based Compensation (continued)

purchase 2,737,657 shares of common stock outstanding under the 2013 Plan. Effective in November 2013, the Company adopted the 2013 Plan. The Company initially reserved 2,850,000 shares of common stock for issuance under the 2013 Plan. In both January 2015 and 2014, the number of shares of common stock reserved for issuance under the 2013 Plan automatically increased by 800,000 pursuant to the evergreen provisions of the 2013 Plan. On June 16, 2015, the stockholders of the Company approved, at the Company’s 2015 Annual Meeting of Stockholders, an amendment to the 2013 Plan to increase the number of shares of common stock available for issuance under the plan by 3,100,000 shares, to increase by 100,000 shares the maximum number of shares available for the issuance of options, stock appreciation rights and other similar awards to any one participant in any calendar year for purposes of meeting the requirements for qualified performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and to eliminate the evergreen provisions of the 2013 Plan under which 800,000 shares were automatically added to the plan on each of January 1, 2014 and 2015.

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

Total stock-based compensation expense related to all of the Company’s share-based awards, including stock options and restricted stock units to employees, directors and consultants recognized during the years ended December 31, 2015, 2014 and 2013, was comprised of the following:

	Years Ended December 31,
	2015	2014	2013
Research and development	$4,768,131	$1,842,828	$132,543
General and administrative	6,122,774	2,001,050	258,850

Total share-based compensation expense	$10,890,905	$3,843,878	$391,393

The following table describes the weighted-average assumptions used for calculating the value of options granted during the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Dividend yield	0%	0%	0%
Expected volatility	80.0%	80.0%	80.0%
Weighted-average risk-free interest rate	1.8%	2.0%	2.2%
Expected term (in years)	5.9	6.3	6.2

Information regarding the stock options activity, including with respect to grants to employees, directors and consultants as of December 31, 2015, and changes during the period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Contractual Life
Outstanding at December 31, 2014	2,233,460	$9.20	$—	7.3 years
Options granted	884,703	$21.00	$—	9.1 years
Options exercised	(305,005)	$2.14	$—	2.2 years
Options canceled or expired	(75,501)	$12.33	$—	8.0 years

Outstanding at December 31, 2015	2,737,657	$13.72	$109,778,658	7.6 years

Vested or expected to vest at December 31, 2015	2,737,657	$13.72	$—

Exercisable at December 31, 2015	1,485,918	$8.75	$66,920,372	6.7 years

4. Share-Based Compensation (continued)

The weighted-average grant date fair value for awards granted during the years ended December 31, 2015, 2014, and 2013, was $21.00, $16.50, and $3.26 per share, respectively. Total intrinsic value of the options exercised during the years ended December 31, 2015, 2014, and 2013 was approximately $10,951,057, $3,696,775 and $580,623, respectively. The total fair value of shares vested in the years ended December 31, 2015, 2014 and 2013, was approximately $5,207,073, $3,703,000 and $278,000, respectively.

During 2015, 2014 and 2013, the Company granted options to certain scientific advisory board members of the Company to purchase 45,571, 95,000 and 19,000 shares of common stock at an average exercise price per share of $17.57, $16.86, and $3.26, respectively. The options vest ratably over a period of 12 to 24 months. Stock compensation related to these grants will fluctuate with any changes in the underlying value of the Company’s common stock, as the performance period is not fixed.

The unrecognized share-based compensation expense related to stock option awards at December 31, 2015, is $12,733,859 and will be recognized over a weighted-average period of 1.6 years.

5. Income Taxes

Total income tax expense for the years ended December 31 is allocated as follows:

	December 31,
	2015	2014	2013
Current	$1,600	$1,600	$18,000
Deferred	(51,165,859)	(14,655,320)	(13,229,355)
Valuation allowance	51,165,859	14,655,320	13,229,355

Provision for income taxes	$1,600	$1,600	$18,000

A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31 is as follows:

	December 31,
	2015	2014	2013
Income tax benefit at statutory federal rate	35.00%	35.00%	35.00%
Permanent differences	(0.56)	0.12	(1.20)
Return-to-provision—R&D Credit	0.00	(0.05)	2.61
R&D Credit—current year	4.19	2.32	3.72
Reserve for uncertain tax positions	0.00	(0.01)	(6.53)
Change in effective state tax rates	(0.05)	(0.14)	6.58
State income tax expense	10.24	10.50	10.12
Change in valuation allowance	(48.82)	(47.75)	(50.37)

Provision for income taxes	(0.00)%	(0.01)%	(0.07)%

Deferred income taxes reflect the net tax effect of temporary differences that exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. As of December 31, 2015, the Company had $174.8 million of federal net operating loss carryforwards, which expire at various dates through 2035. The gross amount of the state net operating loss carryforwards is equal to or less than the federal net operating loss carryforwards and expires over various periods based on individual state tax law. In general, businesses with U.S. net operating losses (“NOLs”) are considered loss corporations for U.S. federal income tax purposes. Pursuant to Section 382 of the Code, loss corporations that undergo an ownership change, as defined under the Code, may be subject to an annual limitation on the amount of NOLs (and certain other tax attributes)

5. Income Taxes (continued)

available to offset taxable income earned after such ownership change. For the year ended December 31, 2015, the Company performed a Section 382 ownership analysis and determined that an ownership change occurred (within the meaning of Section 382 of the Code) in 2015. Based on the analysis performed, however, the Company does not believe that the Section 382 annual limitation will impact the Company’s ability to utilize the tax attributes that existed as of the date of the ownership change in a material manner. If the Company experiences an ownership change in the future, the tax benefits related to the NOLs and tax credit carryforwards may be further limited or lost.

At December 31, 2015, the Company had $5.7 million in excess tax benefits related to stock-based compensation deductions, the benefit of which will be recorded to additional paid-in-capital once the benefit is realized through a reduction of income taxes payable. The following summarizes the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014, respectively:

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$76,741,198	$34,870,169
Accrued employee benefits	543,466	443,371
Research and development credit	6,962,731	2,570,540
Stock compensation	5,641,993	1,563,785
Deferred rent	725,195	—

Deferred tax liabilities:
Depreciation	(6,062)	(5,204)

Net deferred tax asset	90,608,521	39,442,661
Valuation allowance	(90,608,521)	(39,442,661)

Net deferred tax asset	$—	$—

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

The total amount of unrecognized tax benefits as of December 31, 2015 and December 31, 2014 were $1.72 million and $1.72 million respectively. If recognized none of these tax benefits would affect the effective tax rate due to valuation allowances.

The following summarizes the significant components of gross unrecognized tax benefits as of December 31, 2015 and 2014, respectively:

	December 31,
	2015	2014
Balance at January1,	$1,717,635	$1,715,904
Current Year Uncertain Tax Positions:
Gross Increases	3,277	1,731
Prior Year Uncertain Tax Positions:

Balance at December 31,	$1,720,912	$1,717,635

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

The Takeda Pharmaceutical License and Collaboration Agreement and Termination Agreement

On February 25, 2011, the Company entered into a license and collaboration agreement with Takeda Pharmaceutical Company Limited under which the Company agreed to collaborate to research, develop and commercialize its proprietary compound ITI-214 and other selected compounds that selectively inhibit PDE1 for use in the prevention and treatment of human diseases. As part of the agreement, the Company assigned to Takeda certain patents owned by the Company that claim ITI-214 and granted Takeda an exclusive license to develop and commercialize compounds identified in the conduct of the research program that satisfy specified criteria. However, the Company retained rights to all compounds that do not meet the specified criteria and the Company continues to develop PDE1 inhibitors outside the scope of the agreement.

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

6. Collaborations and License Agreements (continued)

On October 31, 2014, the Company entered into an agreement with Takeda terminating the Takeda License Agreement, pursuant to which all rights granted under the Takeda License Agreement were returned to the Company. On September 15, 2015, Takeda completed the transfer of the IND for ITI-214 to the Company. ITI-214 is the first compound in its class to successfully advance into Phase 1 clinical trials. The Company intends to explore the development of its PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, which may include cognition in Parkinson’s disease, cognition in Alzheimer’s disease, cognition in schizophrenia and in other non-CNS indications. Other compounds in the PDE portfolio are also being advanced for the treatment of various indications.

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

In addition, ITI is required to use at least $1.0 million annually of its resources for the development and commercialization of the technology until ITI submits an NDA. ITI met its spending requirements in 2015. There were no other payments made or required under the License for the years ended December 31, 2015 and 2014.

7. Commitments and Contingencies

The Company currently has operating lease agreements with commitments for $16,255,927 for laboratory and office facilities through 2027.

At December 31, 2015, future minimum lease payments under leases having an initial or remaining non-cancellable lease term in excess of one year are set forth in the table below:

Year
2016	$0
2017	1,299,845
2018	1,457,008
2019	1,500,718
2020	1,545,740
Thereafter	10,452,616

$16,255,927

Rent expense for the years ended December 31, 2015, 2014 and 2013 was $1,385,207, $853,504 and $827,479, respectively.

8. Employee Benefit Plan

The Company sponsors a defined contribution 401(k) plan covering all full-time employees. Participants may elect to contribute their annual pre-tax earnings up to the federally allowed maximum limits. The Company makes a matching contribution of 50% on the first 6% of contributions made by participants. Participant and Company contributions vest immediately. During the years ended December 31, 2015, 2014 and 2013, the Company recorded matching contribution expense of $109,963, $84,757 and $77,138, respectively.

9. Related Parties

In the first quarter of 2015, the Company moved its headquarters to 430 East 29th Street, New York, New York 10016. The Company has entered into a long-term lease for approximately 16,753 square feet of useable laboratory and office space. The lease has a term of 12 years. Due to the amortization of total lease payments, the Company has recognized $1.6 million of deferred rent in the 12 months ended December 31, 2015. The deferred rent balance will incrementally increase over the next two years. A member of the Company’s board of directors is the Chairman of the board of directors, Chief Executive Officer and President of the parent company to the landlord under this lease.

10. Unaudited Quarterly Financial Information

The tables herein set forth the Company’s unaudited condensed consolidated 2015 and 2014 quarterly statements of operations.

The following table sets for the Company’s unaudited condensed consolidated statements of operations for the 2015 quarters ended:

2015 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$30,659	$—	$57,390	$3,315
Net loss	(28,834,516)	(32,160,483)	(21,511,318)	(22,286,824)
Basic and diluted net loss per share	$(0.67)	$(0.91)	$(0.61)	$(0.72)

The following table sets for the Company’s unaudited condensed consolidated statements of operations for the 2014 quarters ended:

2014 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$65,862	$124,414	$219,238	$167,787
Net loss	(15,199,130)	(6,415,507)	(4,533,539)	(4,543,284)
Basic and diluted net loss per share	$(0.52)	$(0.22)	$(0.15)	$(0.17)