Form 10-Q
period 2016-03-31
Intra-Cellular Therapies, Inc.
filed 2016-04-28
CIK 1567514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2016, the registrant had 43,232,652 shares of common stock outstanding.

Intra-Cellular Therapies, Inc.

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” mean Intra-Cellular Therapies, Inc. and our subsidiary. “ITI” refers to our wholly-owned operating subsidiary ITI, Inc.

i

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,240,565	$47,159,303
Investment securities, available-for-sale	418,827,867	428,041,021
Accounts receivable	—	30,660
Prepaid expenses and other current assets	6,790,104	8,025,147

Total current assets	462,858,536	483,256,131
Property and equipment, net	731,429	775,522
Other assets	71,875	71,875

Total assets	$463,661,840	$484,103,528

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,959,272	$1,632,905
Accrued and other current liabilities	5,241,839	3,423,464
Accrued employee benefits	1,745,561	1,207,143

Total current liabilities	8,946,672	6,263,512

Long-term liabilities	1,970,747	1,597,105

Total liabilities	10,917,419	7,860,617

Stockholders’ equity:
Common stock, $.0001 par value: 100,000,000 shares authorized; 43,232,652 and 43,155,875 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	4,323	4,316
Additional paid-in capital	673,679,915	669,878,103
Accumulated deficit	(220,890,547)	(193,049,098)
Accumulated comprehensive loss	(49,270)	(590,410)

Total stockholders’ equity	452,744,421	476,242,911

Total liabilities and stockholders’ equity	$463,661,840	$484,103,528

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited) Three Months Ended March 31,
	2016	2015
Revenues	$—	$3,315

Costs and expenses:
Research and development	23,433,620	18,632,427
General and administrative	5,064,233	3,771,628

Total costs and expenses	28,497,853	22,404,055

Loss from operations	(28,497,853)	(22,400,740)
Interest income	656,404	113,916

Net loss	$(27,841,449)	$(22,286,824)

Net loss per common share:
Basic & Diluted	$(0.64)	$(0.72)

Weighted average number of common shares:
Basic & Diluted	43,193,857	30,775,287

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Net loss	$(27,841,449)	$(22,286,824)
Other comprehensive gain:
Unrealized gain on investment securities	541,140	70,729

Comprehensive loss	$(27,300,309)	$(22,216,095)

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited) Three Months Ended March 31,
	2016	2015
Cash flows provided by (used in) operating activities
Net loss	$(27,841,449)	$(22,286,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	47,967	15,240
Share-based compensation expense	3,592,461	2,099,826
Issuance of common stock for services	45,675	45,682
Amortization of premiums on investment securities	182,418	151,325
Changes in operating assets and liabilities:
Accounts receivable	30,660	48,288
Prepaid expenses and other assets	1,235,043	21,584
Accounts payable	326,367	2,521,586
Accrued liabilities	2,356,793	1,514,091
Deferred rent	373,642	160,112

Net cash used in operating activities	(19,650,423)	(15,709,090)

Cash flows provided by (used in) investing activities
Purchases of investments	(32,644,315)	(71,142,903)
Maturities of investments	42,216,191	4,958,644
Purchases of property and equipment	(3,874)	(520,396)

Net cash provided by (used in) investing activities	9,568,002	(66,704,655)

Cash flows provided by (used in) financing activities
Proceeds from stock option exercises	163,683	101,036
Proceeds of public offering	—	122,083,012
Payment of costs of public offering	—	(293,214)

Net cash provided by financing activities	163,683	121,890,834

Net (decrease) increase in cash and cash equivalents	(9,918,738)	39,477,089
Cash and cash equivalents at beginning of period	47,159,303	61,325,044

Cash and cash equivalents at end of period	$37,240,565	$100,802,133

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2016

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

On March 11, 2015, the Company completed a public offering of common stock in which the Company sold 5,411,481 shares of common stock, which included the exercise of the underwriters’ option to purchase an additional 661,481 shares, at an offering price of $24.00 per share for aggregate gross proceeds of approximately $129.9 million. After deducting underwriting discounts, commissions and offering expenses, the net proceeds to the Company were approximately $121.8 million.

On September 28, 2015, the Company completed a public offering of common stock in which the Company sold 7,935,000 shares of common stock, which included the exercise of the underwriters’ option to purchase an additional 1,035,000 shares, at an offering price of $43.50 per share for aggregate gross proceeds of approximately $345.2 million. After deducting underwriting discounts, commissions and offering expenses, the net proceeds to the Company were approximately $327.4 million.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of checking accounts, money market accounts, money market mutual funds, and certificates of deposit with a maturity date of three months or less. The carrying values of cash and cash equivalents approximate the fair market value. Certificates of deposit, commercial paper, corporate notes and corporate bonds with a maturity date of more than three months are classified separately on the balance sheet.

Investment Securities

Investment securities consisted of the following (in thousands):

	March 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(unaudited)
U.S. Government Agency Securities	$67,492	$14	$(26)	$67,480
FDIC Certificates of Deposit (1)	43,800	6	(1)	43,805
Certificates of Deposit	197,000	—	—	197,000
Commercial Paper	33,128	6	(16)	33,118
Corporate Notes/Bonds	77,457	35	(67)	77,425

	$418,877	$61	$(110)	$418,828

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$61,510	$—	$(271)	$61,239
FDIC Certificates of Deposit (1)	41,343	1	(11)	41,333
Certificates of Deposit	219,500	—	—	219,500
Commercial Paper	30,122	—	(48)	30,074
Corporate Notes/Bonds	76,157	—	(262)	75,895

	$428,632	$1	$(592)	$428,041

(1)	“FDIC certificates of deposit” consist of deposits that are less than $250,000.

The Company has classified all of its investment securities available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of March 31, 2016 and December 31, 2015, the Company held $89.6 million and $142.4 million, respectively, of available-for-sale investment securities with contractual maturity dates more than one year and less than two years.

The Company monitors its investment portfolio for impairment quarterly or more frequently if circumstances warrant. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, the Company records an impairment charge within earnings attributable to the estimated credit loss. In determining whether a decline in the value of an investment is other-than-temporary, the Company evaluates currently available factors that may include, among others: (1) general market conditions; (2) the duration and extent to which fair value has been less than the carrying value; (3) the investment issuer’s financial condition and business outlook; and (4) our assessment as to whether it is more likely than not that we will be required to sell a security prior to recovery of its amortized cost basis.

As of March 31, 2016 the Company had approximately $8.3 million of investments that have been held for greater than one year which had a temporary impairment of approximately $6,000. As of December 31, 2015 the Company had approximately $9.2 million of investments that had been held for greater than one year which had a temporary impairment of approximately $19,000.

The Company attributes the unrealized losses on the available-for-sale securities as of March 31, 2016 and December 31, 2015, to the variability in related market interest rates. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose us to undue market risk or counterparty credit risk. As such, the Company does not consider these securities to be other-than-temporarily impaired.

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

The Company has no assets or liabilities that were measured using quoted prices for significant unobservable inputs (Level 3 assets and liabilities) as of March 31, 2016 and December 31, 2015. The carrying value of cash held in money market funds of approximately $18.7 million as of March 31, 2016 and $31.1 million as of December 31, 2015, is included in cash and cash equivalents and approximates market value based on quoted market price or Level 1 inputs.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$18,737	$18,737	$—	$—
U.S. Government Agency Securities	67,480	—	67,480	—
FDIC Certificates of Deposit	43,805	—	43,805	—
Certificates of Deposit	197,000	—	197,000	—
Commercial Paper	33,118	—	33,118	—
Corporate Notes/Bonds	77,425	—	77,425	—

	$437,565	$18,737	$418,828	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$31,114	$31,114	$—	$—
U.S. Government Agency Securities	61,239	—	61,239	—
FDIC Certificates of Deposit	41,333	—	41,333	—
Certificates of Deposit	219,500	—	219,500	—
Commercial Paper	30,074	—	30,074	—
Corporate Notes/Bonds	75,895	—	75,895	—

	$459,155	$31,114	$428,041	$—

Financial Instruments

The Company considers the recorded costs of its financial assets and liabilities, which consist of cash equivalents, accounts receivable, accounts payable and accrued liabilities, to approximate their fair value because of their relatively short maturities at March 31, 2016 and December 31, 2015. Management believes that the risks associated with its financial instruments are minimal as the counterparties are various corporations, financial institutions and government agencies of high credit standing.

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

The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of March 31, 2016 as the Company had no accounts receivable as of March 31, 2016. No allowance was recorded as of December 31, 2015, as the Company has a history of collecting on all of its accounts, including government agencies and collaborations funding its research.

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

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by subject progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three months ended March 31, 2016 and 2015, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Income Taxes

Income taxes are accounted for using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

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

For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. For awards that contain a performance condition, expense is amortized using the accelerated attribution method. As share-based compensation expense recognized in the statements of operations for the three months ended March 31, 2016 and 2015 is based on share-based awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures are based on the Company’s historical experience for the three months ended March 31, 2016 and 2015, and have not been material.

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

Expected volatility rates are based on historical volatility of the common stock of comparable publicly traded entities and other factors due to the lack of historic information of the Company’s common stock. The expected life of stock options is the period of time for which the stock options are expected to be outstanding. Given the lack of historic exercise data, the expected life is determined using the “simplified method” which is defined as the midpoint between the vesting dates and the end of the contractual term.

The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not paid dividends to its stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. Therefore, the Company has assumed an expected dividend rate of zero.

Prior to January 1, 2014, given that there was no active market for the Company’s common stock, the exercise price of the stock options on the date of grant was determined and approved by the board of directors using several factors, including progress and milestones achieved in the Company’s business development and performance, the price per share of its convertible preferred stock offerings and general industry and economic trends. In establishing the estimated fair value of the common stock, the Company considered the guidance set forth in American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For stock options granted in 2014, 2015 and 2016, the exercise price was determined by using the closing market price of the Company’s common stock on the date of grant.

A restricted stock unit (“RSU”) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs with service conditions that vest in three equal annual installments provided that the employee remains employed with the Company. As of March 31, 2016, there was $4,140,815 of unrecognized compensation costs related to unvested RSUs.

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

Since the Company had net operating loss carryforwards as of March 31, 2016 and 2015, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations.

Equity instruments issued to non-employees are accounted for under the provisions of ASC Topic 718 and ASC Topic 505-50, Equity/Equity-Based Payments to Non-Employees. Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed and are marked to market during the service period.

Loss Per Share

Basic net loss per common share is determined by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants and RSUs.

The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive as applied to the loss from operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Stock options	1,282,627	1,621,168
RSUs	19,772	—

Recently Issued Accounting Standards

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The standard also clarifies the need to evaluate a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the Company’s other deferred tax assets. The Update 2016-01 is effective for annual reporting periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 allows the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The Update 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation—Stock Compensation (“ASU 2016-09”). ASU 2016-09 includes several areas of simplification to stock compensation including simplifications to the accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows and forfeitures. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. An entity that elects early adoption must adopt all of the amendments in the same period. The Company did not early adopt ASU 2016-09 as of and for the period ended March 31, 2016. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

3. Property and Equipment

Property and equipment consist of the following:

	March 31, 2016	December 31, 2015
Computer equipment	$42,064	$42,064
Furniture and fixtures	270,569	266,695
Scientific equipment	2,821,629	2,823,601

	3,134,262	3,132,360
Less accumulated depreciation	(2,402,833)	(2,356,838)

	$731,429	$775,522

Depreciation expense for the three months ended March 31, 2016 and 2015 was $47,967 and $15,240 respectively.

4. Share-Based Compensation

The Company sponsors the Intra-Cellular Therapies, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”) to provide for the granting of stock-based awards, such as stock options, restricted common stock, restricted stock units and stock appreciation rights to employees, directors and consultants as determined by the Board of Directors. In August 2013, the Company assumed in the Merger the ITI 2003 Equity Incentive Plan, as amended (the “2003 Plan”), which expired by its terms in July 2013. As of March 31, 2016, there were options to purchase 701,410 shares of common stock outstanding under the 2003 Plan and options to purchase 2,308,250 shares of common stock outstanding under the 2013 Plan. Effective in November 2013, the Company adopted the 2013 Plan. The Company initially reserved 2,850,000 shares of common stock for issuance under the 2013 Plan. In both January 2015 and 2014, the number of shares of common stock reserved for issuance under the 2013 Plan automatically increased by 800,000 pursuant to the evergreen provisions of the 2013 Plan. On June 16, 2015, the stockholders of the Company approved, at the Company’s 2015 Annual Meeting of Stockholders, an amendment to the 2013 Plan to increase the number of shares of common stock available for issuance under the plan by 3,100,000 shares, to increase by 100,000 shares the maximum number of shares available for the issuance of options, stock appreciation rights and other similar awards to any one participant in any calendar year for purposes of meeting the requirements for qualified performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and to eliminate the evergreen provisions of the 2013 Plan under which 800,000 shares were automatically added to the plan on each of January 1, 2014 and 2015.

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

Total stock-based compensation expense, related to all of the Company’s share-based awards including stock options and restricted stock units to employees, directors and consultants recognized during three months ended March 31, 2016 and 2015, was comprised of the following:

	Three Months Ended March 31,
	2016	2015
Research and development	$1,141,233	$671,609
General and administrative	2,451,228	1,428,217

Total share-based compensation expense	$3,592,461	$2,099,826

The following table describes the weighted-average assumptions used for calculating the value of options granted during the three months ended March 31, 2016:

2016
Dividend yield	0%
Expected volatility	80%
Weighted-average risk-free interest rate	1.8%
Expected term	6.0 years

Information regarding the stock options activity including with respect to grants to employees, directors and consultants as of March 31, 2016, and changes during the three-month period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2015 (audited)	2,737,657	$13.72	7.6 years
Options granted (unaudited)	347,137	$53.63	6.0 years
Options exercised (unaudited)	(75,134)	$2.18	3.4 years
Options canceled or expired (unaudited)	—	$—	—

Outstanding at March 31, 2016 (unaudited)	3,009,660	$18.61	7.8 years

Vested or expected to vest at March 31, 2016 (unaudited)	3,009,660	$18.61

Exercisable at March 31, 2016 (unaudited)	1,711,965	$10.59	7.0 years

The fair value of an RSU is based on the closing price of the Company’s stock on the date of grant. Information regarding RSU activity including with respect to grants to employees as of March 31, 2016, and changes during the three-month period then ended, are summarized as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2015	5,272	$56.90
RSU’s granted in 2016	78,806	$53.63

Outstanding at March 31, 2016	84,078	$53.84

The Company recognized non-cash stock-based compensation expense related to RSU’s for the three months ending March 31, 2016 and 2015 of approximately $377,000 and $0, respectively.

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

Under the agreement, the Company made an upfront payment of $1.0 million to BMS, a milestone payment of $1.25 million in December 2013, and a milestone payment of $1.5 million in December 2014 following the initiation of the Company’s first Phase 3 clinical trial for ITI-007 for patients with schizophrenia. Possible milestone payments remaining total $12.0 million. Under the agreement, the Company may be obliged to make other milestone payments to BMS for each licensed product of up to an aggregate of approximately $14.75 million. The Company is also obliged to make tiered single digit percentage royalty payments on sales of licensed products. The Company is obliged to pay to BMS a percentage of non-royalty payments made in consideration of any sublicense.

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

In addition, ITI is required to use at least $1.0 million annually of its resources for the development and commercialization of the technology until ITI submits an NDA. ITI met its spending requirements in 2015. There were no other payments made or required for the three months ended March 31, 2016 and 2015.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on February 25, 2016. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K filed on February 25, 2016, as updated from time to time in our subsequent periodic and current reports filed with the SEC.

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

ITI-007 for the Treatment of Schizophrenia

In September 2015, we announced top-line clinical results from our first Phase 3 clinical trial of ITI-007 for the treatment of patients with schizophrenia. This randomized, double-blind, placebo-controlled Phase 3 clinical trial was conducted at 12 sites in the United States with 450 patients randomized (1:1:1) to receive either 60 mg of ITI-007, 40 mg of ITI-007 or placebo once daily in the morning for 28 days. The pre-specified primary efficacy measure was change from baseline versus placebo at study endpoint (4 weeks) on the centrally rated Positive and Negative Syndrome Scale, or PANSS, total score. In this trial, the once-daily dose of 60 mg of ITI-007 met the primary endpoint and demonstrated antipsychotic efficacy with statistically significant superiority over placebo at week 4 (study endpoint) with additional improvements observed in social function. Moreover, the 60 mg dose of ITI-007 showed significant antipsychotic efficacy as early as week 1, which was maintained at every time point throughout the entire study. ITI-007 showed a dose-related improvement in symptoms of schizophrenia with the 40 mg dose approximating the trajectory of improvement seen with the 60 mg dose, but the effect with 40 mg did not reach statistical significance on the primary endpoint. In addition, the 60 mg dose of ITI-007 met the key secondary endpoint of statistically significant improvement on the Clinical Global Impression Scale for Severity of Illness, or CGI-S. The 40 mg dose of ITI-007 also demonstrated a statistically significant improvement versus placebo on the CGI-S, though not formally tested against placebo as a key secondary endpoint since it did not separate on the primary endpoint. A high treatment completion rate was observed with ITI-007 (87% of patients completed treatment on ITI-007 60 mg, 82% completed on ITI-007 40 mg, and 75% completed on placebo). Patients randomized to ITI-007 60 mg demonstrated a statistically significant longer time to treatment discontinuation due to any reason compared to placebo (p=0.006) and a statistically significant longer time to treatment discontinuation due to lack of efficacy (p=0.01). Consistent with previous studies, ITI-007 had a favorable safety and tolerability profile as evidenced by motoric, metabolic, and cardiovascular characteristics similar to placebo, and no clinically significant changes in akathisia, extrapyramidal symptoms, prolactin, body weight, glucose, insulin, or lipids. The number of patients who discontinued treatment in this study due to an adverse event was low and the time to treatment discontinuation due to an adverse event was not statistically significantly different from placebo for either dose of ITI-007.

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

The top-line results from our first Phase 3 clinical trial of ITI-007 confirm the earlier Phase 2 results that we announced in December 2013, in which ITI-007 exhibited antipsychotic efficacy in a randomized, double-blind, placebo and active controlled clinical trial in patients with schizophrenia. In this Phase 2 trial, 335 patients were randomized to receive one of four treatments: 60 mg of ITI-007, 120 mg of ITI-007, 4 mg of risperidone (active control) or placebo in a 1:1:1:1 ratio, orally once daily for 28 days. The primary endpoint for this clinical trial was change from baseline to Day 28 on the PANSS total score. In this study, ITI-007 met the trial’s pre-specified primary endpoint, improving symptoms associated with schizophrenia as measured by a statistically significant and clinically meaningful decrease in the PANSS total score. The trial also met key secondary outcome measures related to efficacy on PANSS subscales and safety. We are also conducting a second Phase 3 clinical trial in schizophrenia that we initiated in the second quarter of 2015, with over 600 patients planned to be enrolled in the trial. In this trial, we are randomizing patients to two doses of ITI-007 (60 mg or 20 mg), risperidone (active control) or placebo over a 6-week treatment duration, and the primary outcome measure is change from baseline to Day 42 on the PANSS total score. We expect patient enrollment will be completed in the second quarter of 2016. Subject to timely enrollment, we anticipate top-line results from the second Phase 3 clinical trial will be available in mid-2016.

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

Other Indications for ITI-007

In the fourth quarter of 2014, we announced the top-line data from ITI-007-200, a Phase 1/2 clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of low doses of ITI-007 in healthy geriatric subjects and in patients with dementia, including Alzheimer’s disease. The completion of this study marks an important milestone in our strategy to develop low doses of ITI-007 for the treatment of behavioral disturbances associated with dementia and related disorders. The ITI-007-200 trial results indicate that ITI-007 is safe and well-tolerated across a range of low doses, has linear- and dose-related pharmacokinetics and improves cognition in the elderly. The most frequent adverse event was mild sedation at the higher doses. We believe these results further position ITI-007 as a development candidate for the treatment of behavioral disturbances in patients with dementia and other neuropsychiatric and neurological conditions. We plan to initiate additional late stage clinical programs evaluating ITI-007 in patients with behavioral disturbances associated with dementia and related disorders, including Alzheimer’s disease, in the second quarter of 2016.

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

Since inception, we have devoted substantially all of our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of March 31, 2016, our accumulated deficit was $220.9 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and pre-clinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.

Our corporate headquarters and laboratory are located in New York, New York.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.

Revenues

We have not generated any revenue from product sales to date and we do not expect to generate revenues from product sales for at least the next several years. We have no revenue for the three months ended March 31, 2016. For the three months ended March 31, 2015, revenues were from a government grant. We will not receive any further revenue under the Takeda License Agreement, which was terminated on October 31, 2014. We have received and may continue to receive grants from U.S. government agencies and foundations.

We do not expect any revenues that we may generate in the next several years to be significant enough to fund our operations.

Expenses

The process of researching and developing drugs for human use is lengthy, unpredictable and subject to many risks. We are unable to predict with certainty either the costs or the timelines in which those costs will be incurred. The clinical development of ITI-007 for the treatment of schizophrenia and for the treatment of bipolar depression consumes and will continue to consume a large portion of our current, as well as projected, resources. We intend to pursue other disease indications that ITI-007 may address, but there are significant costs associated with pursuing FDA approval for those indications, which would include the cost of additional clinical trials.

Our ITI-002 program has a compound, ITI-214, in Phase 1 development. We intend to pursue the development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, which may include cognition in Parkinson’s disease, cognition in Alzheimer’s disease, cognition in schizophrenia and in other non-CNS indications. Our other projects are still in the pre-clinical stages, and will require extensive funding not only to complete pre-clinical testing, but to enter into and complete clinical trials. Expenditures that we incur on these projects will be subject to availability of funding in addition to the funding required for the advancement of ITI-007. Any failure or delay in the advancement of ITI-007 could require us to re-allocate resources from our other projects to the advancement of ITI-007, which could have a significant material adverse impact on the advancement of these other projects and on our results of operations. Our operating expenses are comprised of (i) research and development expenses and (ii) general and administrative expenses. Our research and development costs are comprised of:

•	internal recurring costs, such as labor and fringe benefits, materials and supplies, facilities and maintenance costs;

•	fees paid to external parties who provide us with contract services, such as pre-clinical testing, manufacturing and related testing, clinical trial activities and license milestone payments; and

•	stock based compensation expense.

General and administrative expenses are incurred in these major categories:

•	salaries and related benefit costs;

•	patent, legal and professional costs;

•	office and facilities overhead; and

•	stock based compensation expense.

We expect that research and development expenses will increase substantially as we proceed with our development programs for ITI-007 in patients with schizophrenia, bipolar disorder and behavioral disturbances associated with dementia and related disorders, including Alzheimer’s disease. We also expect that our general and administrative costs will increase substantially from prior periods primarily due to costs to expand our operations and conduct pre-commercialization activities.

We granted options to purchase 884,703 shares of our common stock in 2015 and have granted options to purchase an additional 347,137 shares of our common stock in January 2016. We also granted restricted stock units, or RSUs, for 5,272 and 78,806 shares of our common stock in December 2015 and January 2016, respectively. We will recognize expense associated with these RSUs and options over the next three years in both research and development expenses and general and administrative expenses. We expect this non-cash expense to be material and affect quarter to quarter and year to date comparisons in the upcoming year. We expect to continue to grant stock options and other stock-based awards in the future, which will increase our stock-based compensation expense in future periods.

The following table sets forth our revenues, operating expenses and interest income for the three month periods ended March 31, 2016 and 2015 (in thousands):

	2016	2015
	(Unaudited) (In Thousands)
Revenues	$—	$3

Expenses
Research and Development	23,434	18,632
General and Administrative	5,064	3,772

	28,498	22,404
Interest Income	657	114

Net Loss	$(27,841)	$(22,287)

Comparison of Three Month Periods Ended March 31, 2016 and March 31, 2015

Revenues

Revenues decreased for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 by approximately $3,000, as revenue during the three month period ended March 31, 2015 related to government grant reimbursements in 2015 and there was no revenue in the three month period ended March 31, 2016.

Research and Development Expenses

Research and development expenses increased to $23.4 million for the three month period ended March 31, 2015 as compared to $18.6 million for the three month period ended March 31, 2015, or 26%. This change is due primarily to an increase of approximately $3.6 million of costs associated with outside clinical and non-clinical costs and an increase of approximately $1.2 million of internal costs in the three month period ended March 31, 2016 over the three month period ended March 31, 2015. In the first quarter of 2015 the majority of the $18.6 million of research and development costs were related to the first Phase 3 trial of ITI-007 in patients with schizophrenia. In the first quarter of 2016, the majority of the $23.4 million in research and development costs were related to the second Phase 3 trial of ITI-007 in patients with schizophrenia and to a lesser extent the Phase 3 trials of ITI-007 in patients with bipolar depression. Amounts payable to external parties comprised a significant portion of our research and development costs. In the three months ended March 31, 2016, we incurred approximately $20.4 million of costs to external parties who manufactured, tested and performed clinical trial related activities as compared to $16.8 million in the three month period ended March 31, 2015. Of these external costs, approximately $20.2 million in the three months ended March 31, 2016 and approximately $16.7 million in the three month period ended March 31, 2015 were for ITI-007 related projects. The remaining external costs for each of these periods were spent on other projects. Internal costs are comprised primarily of labor, fringe benefits, materials, stock based compensation, supplies and facilities and maintenance costs and were approximately $3.0 million and $1.8 million in the three months ended March 31, 2016 and 2015, respectively.

As development of ITI-007 progresses, we anticipate costs for ITI-007 to increase considerably in the remainder of 2016 and in the next several years as we conduct Phase 3 and other clinical trials. We are also required to complete non-clinical testing to obtain FDA approval and manufacture material needed for clinical trial use, which includes non-clinical testing of the drug product and the creation of an inventory of drug product in anticipation of possible FDA approval. As of March 31, 2016, we employed 27 full time personnel in our research and development group as compared to 17 full time personnel at March 31, 2015. We expect to hire additional staff as we increase our development efforts and grow our business in the upcoming years.

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

During previous years we also incurred costs that were both reimbursable and non-reimbursable under the Takeda License Agreement. For the three month periods ended March 31, 2016 and 2015, we incurred no direct costs that were billable to Takeda and we do not expect to incur any such costs in future periods. We are still refining our strategy for the PDE1 inhibitor program that was returned to us from Takeda and we do not expect a significant increase in our operating expenses related to our PDE development programs in 2016 over 2015.

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

The successful development of our product candidates and the approval process requires substantial time, effort and financial resources, and is uncertain and subject to a number of risks. We cannot be certain that any of our product candidates will prove to be safe and effective, will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval, or will be granted marketing approval on a timely basis, if at all. Data from pre-clinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval or could result in label warnings related to or recalls of approved products. We, the FDA, or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our product candidates. Other risks associated with our product candidates are described in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 25, 2016, as updated from time to time in our other periodic and current reports filed with the SEC.

General and Administrative Expenses

General and administrative expenses increased for the three month period ended March 31, 2016 as compared to the three month period ended March 31, 2015 by approximately $1.3 million, or 34%. The increase is primarily the result of stock option expense and, to a much lesser extent, increased labor and related costs. Partially offsetting these increases was a reduction in capital and franchise tax expense due to the over accrual of these tax expenses in 2015. Salaries, bonuses and related benefit costs for our executive, finance and administrative functions for the three months ended March 31, 2016 and 2015 constituted approximately 74% and 57% of our total general and administrative costs, respectively. The next major categories of expenses are patent costs, legal, accounting and other professional fees and, to a lesser extent, facilities and general office-related overhead. We expect all general and administrative costs to increase significantly as we expand our operations and conduct pre-commercialization activities.

Liquidity and Capital Resources

Through March 31, 2016, we provided funds for our operations by obtaining approximately $716.5 million of cash primarily through public and private offerings of our common stock and other securities, grants from government agencies and foundations and payments received under the terminated Takeda License Agreement. We do not believe that grant revenue will be a significant source of funding in the near future, and Takeda does not have ongoing funding obligations following the termination of the Takeda License Agreement on October 31, 2014. On March 11, 2015, we completed a public offering of 5,411,481 shares of our common stock for aggregate gross proceeds of approximately $129.9 million and net proceeds of approximately $121.8 million. On September 28, 2015, we completed an additional public offering of 7,935,000 shares of our common stock for aggregate gross proceeds of approximately $345.2 million and net proceeds of approximately $327.4 million.

As of March 31, 2016, we had a total of approximately $456.1 million in cash and cash equivalents and available-for-sale investment securities, and approximately $8.9 million of short-term liabilities consisting entirely of liabilities from operations. We spent approximately $19.7 million in cash for operations and equipment and we reduced working capital by approximately $23.1 million for the three months ended March 31, 2016. This use of cash was primarily for conducting clinical trials and non-clinical testing, including manufacturing related activities and funding recurring operating expenses.

We expect to spend between approximately $110 million and $140 million during the remainder of 2016. We expect these expenditures to be due primarily to the development of ITI-007 in patients with schizophrenia, bipolar disorder and depressive disorders, behavioral disturbances in dementia, our ITI-007 long acting injectable development program through pre-clinical and early clinical development, research and preclinical development of our other product candidates, the continuation of manufacturing activities in connection with the development of ITI-007, recurring expenses and costs to produce, develop and validate materials to be used in clinical and non-clinical studies related to ITI-007, and expenses associated with our other development programs and general operations. We expect that cash expenditures will continue to increase after 2016 as we further expand the ITI-007 clinical stage programs and the ITI-007 long acting injectable development program through pre-clinical and early clinical development; research and preclinical development of our other product candidates; the continuation of manufacturing, pre-commercial activities in connection with the development of ITI-007 and the early stage pre-commercial launch activities for ITI-007. We believe that our existing cash and cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2018.

We will require significant additional financing in the future to continue to fund our operations. We believe that we have the funding in place to complete the additional clinical and non-clinical trials, manufacturing and pre-commercialization activities needed for potential regulatory approval and commercialization of ITI-007 in patients with schizophrenia. With the remaining proceeds from our public offerings in March 2015 and September 2015, we believe that we have the funds to complete our proposed clinical trials of ITI-007 in bipolar disorder as a monotherapy and as an adjunctive therapy with lithium or valproate. We will also be funding clinical trials of ITI-007 for the treatment of behavioral disturbances in dementia; preclinical and clinical development of ITI-007 long acting injectable development program; additional clinical trials of ITI-007; continued clinical development of our PDE program, including ITI-214; research and preclinical development of our other product candidates; and the continuation of manufacturing activities in connection with the development of ITI-007. We anticipate requiring additional funds to obtain regulatory approval for ITI-007 in patients with dementia, including Alzheimer’s disease, for further development of ITI-007 in patients with bipolar disorder, depressive disorders and other indications, and for development of our other product candidates. We have incurred losses in every year since inception with the exception of 2011, when we received an up-front fee and a milestone payment related to the Takeda License Agreement. These losses have resulted in significant cash used in operations. For the three months ended March 31, 2016, we used net cash in operating activities and purchases of equipment of approximately $19.7 million and expect to use additional cash of between approximately $110 and $140 million through the end of 2016. While we have several research and development programs underway, the ITI-007 program has advanced the furthest and will continue to consume increasing amounts of cash for conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct the activities necessary to pursue FDA approval of ITI-007 and our other product candidates, we expect the amount of cash needed to fund operations to increase significantly over the next several years.

With the termination of the Takeda License Agreement in October 2014, we will not receive milestone payments from Takeda and we will be responsible for the costs of developing ITI-214. On September 15, 2015, Takeda completed the transfer of the IND for ITI-214 to us. We intend to pursue the development of our PDE1 program, including ITI-214 for the treatment of several CNS and non-CNS conditions, but we do not anticipate a significant increase in our operating expenses related to our PDE development programs through the end of 2016.

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

In March 2014, we entered into a long-term lease, which was amended in 2015, for 16,753 square feet of useable laboratory and office space located at 430 East 29th Street, New York, New York 10016. Due to the amortization of total lease payments, we have recognized approximately $1.6 million of deferred rent in the year ended December 31, 2015 and approximately $374,000 in the first quarter of 2016. The deferred rent balance will incrementally increase over approximately the ten months. We occupied these facilities as our headquarters in March 2015, replacing our previous laboratories and offices. The lease, as amended, has a term of 12 years. We expect that our facility related costs will increase moderately as a result of leasing this facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

Total contractual obligations as of March 31, 2016 are summarized in the following table (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligations	$16,256	$236	$4,405	$3,161	$8,454

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

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies during the three months ended March 31, 2016.

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses for the periods presented. Judgments must also be made about the disclosure of contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management makes estimates and exercises judgment in revenue recognition and stock-based compensation. Actual results may differ from those estimates and under different assumptions or conditions.

Recently Issued Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. For the recently issued accounting standards that we believe may have an impact on our financial statements, see “Recently Issued Accounting Pronouncements” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 25, 2016.

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: the accuracy of our estimates regarding expenses, future revenues, uses of cash, capital requirements and the need for additional financing; the initiation, cost, timing, progress and results of our development activities, pre-clinical studies and clinical trials; the timing of and our ability to obtain and maintain regulatory approval of our existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates; our plans to research, develop and commercialize our product candidates; the election by any collaborator to pursue research, development and commercialization activities; our ability to obtain future reimbursement and/or milestone payments from our collaborators; our ability to obtain and maintain intellectual property protection for our product candidates; our ability to successfully commercialize our product candidates; the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials; our ability to obtain additional financing; our use of the proceeds from our securities offerings; and our ability to attract and retain key scientific or management personnel.

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

Interest Rate Sensitivity. As of March 31, 2016, we had cash, cash equivalents and marketable securities of approximately $456.1 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in Item 1A. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 25, 2016.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2016.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1	Non-Employee Director Compensation Policy, as Amended	X

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015 (audited), (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).	X

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: April 28, 2016	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Date: April 28, 2016	By:	/s/ Lawrence J. Hineline
Lawrence J. Hineline
Vice President of Finance and Chief Financial Officer