Form 10-Q
period 2016-06-30
Intra-Cellular Therapies, Inc.
filed 2016-08-04
CIK 1567514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

(646) 440-9333

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

As of August 4, 2016, the registrant had 43,251,377 shares of common stock outstanding.

Intra-Cellular Therapies, Inc.

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” mean Intra-Cellular Therapies, Inc. and our subsidiary. “ITI” refers to our wholly-owned operating subsidiary ITI, Inc.

i

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Intra-Cellular Therapies, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,972,773	$47,159,303
Investment securities, available-for-sale	390,717,316	428,041,021
Accounts receivable	98,240	30,660
Prepaid expenses and other current assets	4,020,092	8,025,147

Total current assets	446,808,421	483,256,131
Property and equipment, net	718,659	775,522
Other assets	75,765	71,875

Total assets	$447,602,845	$484,103,528

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,889,566	$1,632,905
Accrued and other current liabilities	12,981,891	3,423,464
Accrued employee benefits	2,509,611	1,207,143

Total current liabilities	19,381,068	6,263,512

Long-term liabilities	2,258,996	1,597,105

Total liabilities	21,640,064	7,860,617

Stockholders’ equity:
Common stock, $.0001 par value: 100,000,000 shares authorized; 43,250,266 and 43,155,875 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	4,325	4,316
Additional paid-in capital	677,623,643	669,878,103
Accumulated deficit	(251,725,000)	(193,049,098)
Accumulated comprehensive gain (loss)	59,813	(590,410)

Total stockholders’ equity	425,962,781	476,242,911

Total liabilities and stockholders’ equity	$447,602,845	$484,103,528

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$228,445	$57,390	$228,445	$60,705
Costs and expenses:
Research and development	25,300,668	17,762,518	48,734,288	36,394,945
General and administrative	6,471,804	3,985,797	11,536,037	7,757,425

Total costs and expenses	31,772,472	21,748,315	60,270,325	44,152,370

Loss from operations	(31,544,027)	(21,690,925)	(60,041,880)	(44,091,665)
Interest income	709,573	179,607	1,365,978	293,523

Net loss	$(30,834,454)	$(21,511,318)	$(58,675,902)	$(43,798,142)

Net loss per common share:
Basic & Diluted	$(0.71)	$(0.61)	$(1.36)	$(1.33)
Weighted average number of common shares:
Basic & Diluted	43,239,708	35,002,819	43,216,783	32,900,731

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(30,834,454)	$(21,511,318)	$(58,675,902)	$(43,798,142)
Other comprehensive loss:
Unrealized gain (loss) on investment securities	109,083	(18,773)	650,223	51,956

Comprehensive loss	$(30,725,371)	$(21,530,091)	$(58,025,679)	$(43,746,186)

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

	(Unaudited) Six Months Ended June 30,
	2016	2015
Cash flows provided by (used in) operating activities
Net loss	$(58,675,902)	$(43,798,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	96,714	47,120
Share-based compensation expense	7,289,185	4,600,605
Issuance of common stock for services	108,330	91,338
Amortization of premiums on investment securities	318,802	344,863
Changes in operating assets and liabilities:
Accounts receivable	(67,580)	42,485
Prepaid expenses and other assets	4,001,165	(7,323,698)
Accounts payable	2,256,661	2,858,300
Accrued liabilities	10,860,895	(4,097,271)
Deferred rent	661,891	520,628

Net cash used in operating activities	(33,149,839)	(46,713,772)
Cash flows provided by (used in) investing activities
Purchases of investments	(182,229,084)	(93,670,933)
Maturities of investments	219,884,210	29,127,798
Purchases of property and equipment	(39,851)	(714,698)

Net cash provided by (used in) investing activities	37,615,275	(65,257,833)
Cash flows provided by (used in) financing activities
Proceeds from stock option exercises	348,034	260,478
Proceeds from stock subscriptions	—	—
Gross proceeds of public offering	—	122,083,012
Payment of costs of public offering	—	(278,643)
Net cash provided by financing activities	348,034	122,064,847

Net increase in cash and cash equivalents	4,813,470	10,093,242
Cash and cash equivalents at beginning of period	47,159,303	61,325,044

Cash and cash equivalents at end of period	$51,972,773	$71,418,286

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2016

1. Organization

Intra-Cellular Therapies, Inc. (the “Company”), through its wholly-owned operating subsidiary, ITI, Inc. (“ITI”), is a biopharmaceutical company focused on the discovery and clinical development of innovative, small molecule drugs that address underserved medical needs in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system (“CNS”). The Company’s lead product candidate, ITI-007, is in Phase 3 clinical development as a novel treatment for schizophrenia, bipolar depression and agitation associated with dementia, including Alzheimer’s disease.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). All intercompany accounts and transactions have been eliminated in consolidation.

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

Investment Securities

Investment securities consisted of the following (in thousands):

	June 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(unaudited)
U.S. Government Agency Securities	$61,500	$48	$(16)	$61,532
FDIC Certificates of Deposit (1)	36,294	6	—	36,300
Certificates of Deposit	147,000	—	—	147,000
Commercial Paper	54,472	32	(13)	54,491
Corporate Notes/Bonds	91,391	37	(34)	91,394

	$390,657	$123	$(63)	$390,717

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$61,510	$—	$(271)	$61,239
FDIC Certificates of Deposit (1)	41,343	1	(11)	41,333
Certificates of Deposit	219,500	—	—	219,500
Commercial Paper	30,122	—	(48)	30,074
Corporate Notes/Bonds	76,157	—	(262)	75,895

	$428,632	$1	$(592)	$428,041

(1)	“FDIC Certificates of Deposit” consist of deposits that are less than $250,000.

The Company has classified all of its investment securities available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of June 30, 2016 and December 31, 2015, the Company held $73.0 million and $142.4 million, respectively, of available-for-sale investment securities with contractual maturity dates more than one year and less than two years.

The Company monitors its investment portfolio for impairment quarterly or more frequently if circumstances warrant. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, the Company records an impairment charge within earnings attributable to the estimated credit loss. In determining whether a decline in the value of an investment is other-than-temporary, the Company evaluates currently available factors that may include, among others: (1) general market conditions; (2) the duration and extent to which fair value has been less than the carrying value; (3) the investment issuer’s financial condition and business outlook; and (4) the Company’s assessment as to whether it is more likely than not that the Company will be required to sell a security prior to recovery of its amortized cost basis.

As of December 31, 2015, the Company had approximately $9.2 million of investments that had been held for greater than one year which had a temporary impairment of approximately $19,000.

The Company attributes the unrealized losses on the available-for-sale securities as of June 30, 2016 and December 31, 2015, to the variability in related market interest rates. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk. As such, the Company does not consider these securities to be other-than-temporarily impaired.

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

The Company has no assets or liabilities that were measured using quoted prices for significant unobservable inputs (Level 3 assets and liabilities) as of June 30, 2016 and December 31, 2015. The carrying value of cash held in money market funds of approximately $27.4 million as of June 30, 2016 and $31.1 million as of December 31, 2015, is included in cash and cash equivalents and approximates market value based on quoted market price or Level 1 inputs.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$27,390	$27,390	$—	$—
U.S. Government Agency Securities	61,532	—	61,532	—
FDIC Certificates of Deposit	36,300	—	36,300	—
Certificates of Deposit	147,000	—	147,000	—
Commercial Paper	54,491	—	54,491	—
Corporate Notes/Bonds	91,394	—	91,394	—

	$418,107	$27,390	$390,717	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$31,114	$31,114	$—	$—
U.S. Government Agency Securities	61,239	—	61,239	—
FDIC Certificates of Deposit	41,333	—	41,333	—
Certificates of Deposit	219,500	—	219,500	—
Commercial Paper	30,074	—	30,074	—
Corporate Notes/Bonds	75,895	—	75,895	—

	$459,155	$31,114	$428,041	$—

Financial Instruments

The Company considers the recorded costs of its financial assets and liabilities, which consist of cash equivalents, accounts receivable, accounts payable and accrued liabilities, to approximate their fair value because of their relatively short maturities at June 30, 2016 and December 31, 2015. Management believes that the risks associated with its financial instruments are minimal as the counterparties are various corporations, financial institutions and government agencies of high credit standing.

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

The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of June 30, 2016 and December 31, 2015, as the Company has a history of collecting on all of its accounts, including government agencies and collaborations funding its research.

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

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by subject progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three and six months ended June 30, 2016 and 2015, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. For awards that contain a performance vesting condition, expense is amortized using the accelerated attribution method. As share-based compensation expense recognized in the statements of operations for the three and six months ended June 30, 2016 and 2015 is based on share-based awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures are based on the Company’s historical experience for the three and six months ended June 30, 2016 and 2015, and have not been material.

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

Expected volatility rates are based on historical volatility of the Company’s common stock, historical volatility of the common stock of comparable publicly traded entities in the Company’s industry and other factors. The expected life of stock options is the period of time for which the stock options are expected to be outstanding. Given the lack of historic exercise data, the expected life is determined using the “simplified method” which is defined as the midpoint between the vesting dates and the end of the contractual term.

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

A restricted stock unit (“RSU”) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs with service conditions that vest in three equal annual installments provided that the employee remains employed with the Company. As of June 30, 2016, there was $3,763,619 of unrecognized compensation costs related to unvested RSUs.

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

Since the Company had net operating loss carryforwards as of June 30, 2016 and 2015, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations.

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

The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive as applied to the loss from operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	1,388,298	1,491,457	1,388,298	1,485,991
RSUs	29,798	—	29,143	—

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 will eliminate transaction-specific and industry-specific revenue recognition guidance under current GAAP and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB decided to defer the effective date of the standard from January 1, 2017 to January 1, 2018, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Presently, the Company is assessing what effect the adoption of this standard will have on the Company’s consolidated financial statements and accompanying notes.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The standard also clarifies the need to evaluate a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the Company’s other deferred tax assets. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 allows the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation—Stock Compensation (“ASU 2016-09”). ASU 2016-09 simplifies several areas of accounting for stock compensation, including simplification of the accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows and forfeitures. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. An entity that elects early adoption must adopt all of the amendments in the same period. The Company did not early adopt ASU 2016-09 as of and for the period ended June 30, 2016. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

3. Property and Equipment

Property and equipment consist of the following:

	June 30, 2016	December 31, 2015
Computer equipment	$39,095	$42,064
Furniture and fixtures	283,310	266,695
Scientific equipment	2,844,865	2,823,601
	3,167,270	3,132,360
Less accumulated depreciation	(2,448,611)	(2,356,838)

	$718,659	$775,522

Depreciation expense for the six months ended June 30, 2016 and 2015 was $96,714 and $47,120, respectively.

4. Share-Based Compensation

The Company sponsors the Intra-Cellular Therapies, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”) to provide for the granting of stock-based awards, such as stock options, restricted common stock, RSUs and stock appreciation rights to employees, directors and consultants as determined by the Board of Directors. In August 2013, in connection with the Merger, the Company assumed the ITI 2003 Equity Incentive Plan, as amended (the “2003 Plan”), which expired by its terms in July 2013. As of June 30, 2016, there were options to purchase 695,410 shares of common stock outstanding under the 2003 Plan and options to purchase 2,429,378 shares of common stock outstanding under the 2013 Plan. Effective in November 2013, the Company adopted the 2013 Plan. The Company initially reserved 2,850,000 shares of common stock for issuance under the 2013 Plan. In both January 2015 and 2014, the number of shares of common stock reserved for issuance under the 2013 Plan automatically increased by 800,000 pursuant to the evergreen provisions of the 2013 Plan. On June 16, 2015, the stockholders of the Company approved, at the Company’s 2015 Annual Meeting of Stockholders, an amendment to the 2013 Plan to increase the number of shares of common stock available for issuance under the plan by 3,100,000 shares, to increase by 100,000 shares the maximum number of shares available for the issuance of options, stock appreciation rights and other similar awards to any one participant in any calendar year for purposes of meeting the requirements for qualified performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and to eliminate the evergreen provisions of the 2013 Plan under which 800,000 shares were automatically added to the plan on each of January 1, 2014 and 2015. Stock options granted under the 2013 Plan may be either incentive stock options (“ISOs”) as defined by the Code, or non-qualified stock options. The Board of Directors determines who will receive options, the vesting periods (which are generally two to three years) and the exercise prices of such options. Options have a maximum term of 10 years. The exercise price of ISOs granted under the 2013 Plan must be at least equal to the fair market value of the common stock on the date of grant.

Total stock-based compensation expense, related to all of the Company’s share-based awards including stock options and RSUs to employees, directors and consultants recognized during three and six months ended June 30, 2016 and 2015, was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$1,213,544	$1,000,047	$2,354,777	$1,671,656
General and administrative	2,483,180	1,500,732	4,934,408	2,928,949

Total share-based compensation expense	$3,696,724	$2,500,779	$7,289,185	$4,600,605

The following table describes the weighted-average assumptions used for calculating the value of options granted during the six months ended June 30, 2016 and June 30, 2015:

	2016	2015
Dividend yield	0%	0%
Expected volatility	80%	80%
Weighted-average risk-free interest rate	1.7%	1.8%
Expected term	5.9 years	6.3 years

Information regarding the stock options activity including with respect to grants to employees, directors and consultants as of June 30, 2016, and changes during the six-month period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2015	2,737,657	$13.72	7.6 years
Options granted	478,265	$49.47	5.9 years
Options exercised	(91,134)	$3.82	3.7 years
Options canceled or expired	—	$—	—

Outstanding at June 30, 2016	3,124,788	$19.47	7.6 years

Vested or expected to vest at June 30, 2016	3,124,788	$19.47

Exercisable at June 30, 2016	1,807,131	$11.57	6.9 years

The fair value of an RSU is based on the closing price of the Company’s stock on the date of grant. Information regarding RSU activity including with respect to grants to employees as of June 30, 2016, and changes during the six-month period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2015	5,272	$56.90
RSU’s granted in 2016	78,806	$53.63

Outstanding at June 30, 2016	84,078	$53.84

The Company recognized non-cash stock-based compensation expense related to RSU’s for the six months ending June 30, 2016 and 2015 of approximately $754,000 and $0, respectively.

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

In addition, ITI is required to use at least $1.0 million annually of its resources for the development and commercialization of the technology until ITI submits an NDA. ITI met its spending requirements in 2015 and 2016. There were no other payments made or required for the six months ended June 30, 2016 and 2015.

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

Overview

We are a biopharmaceutical company focused on the discovery and clinical development of innovative, small molecule drugs that address underserved medical needs in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system, or CNS. ITI-007 is our lead product candidate with mechanisms of action that, we believe, may represent an effective treatment across multiple therapeutic indications. In our pre-clinical and clinical trials to date, ITI-007 combines potent serotonin 5-HT2A receptor antagonism, dopamine receptor phosphoprotein modulation, or DPPM, glutamatergic modulation, and serotonin reuptake inhibition into a single drug candidate for the treatment of acute and residual schizophrenia and for the treatment of bipolar disorder, including bipolar depression. At dopamine D2 receptors, ITI-007 has been demonstrated to have dual properties and to act as both a pre-synaptic partial agonist and a post-synaptic antagonist. ITI-007 has also been demonstrated to have affinity for dopamine D1 receptors and indirectly stimulate phosphorylation of glutamatergic NMDA GluN2B receptors in a mesolimbic specific manner. We believe that this regional selectivity in brain areas thought to mediate the efficacy of antipsychotic drugs, together with serotonergic, glutamatergic, and dopaminergic interactions, may result in efficacy for a broad array of symptoms associated with schizophrenia and bipolar disorder with improved psychosocial function. The serotonin reuptake inhibition potentially allows for antidepressant activity in the treatment of schizoaffective disorder, other disorders with co-morbid depression, and/or as a stand-alone treatment for major depressive disorder. We believe ITI-007 may also be useful for the treatment of other psychiatric and neurodegenerative disorders, particularly behavioral disturbances associated with dementia, autism, and other CNS diseases. ITI-007 is in Phase 3 clinical development as a novel treatment for schizophrenia, bipolar depression and agitation associated with dementia, including Alzheimer’s disease.

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

The top-line results from our first Phase 3 clinical trial of ITI-007 confirm the earlier Phase 2 results that we announced in December 2013, in which ITI-007 exhibited antipsychotic efficacy in a randomized, double-blind, placebo and active controlled clinical trial in patients with schizophrenia. In this Phase 2 trial, 335 patients were randomized to receive one of four treatments: 60 mg of ITI-007, 120 mg of ITI-007, 4 mg of risperidone (active control) or placebo in a 1:1:1:1 ratio, orally once daily for 28 days. The primary endpoint for this clinical trial was change from baseline to Day 28 on the PANSS total score. In this study, ITI-007 met the trial’s pre-specified primary endpoint, improving symptoms associated with schizophrenia as measured by a statistically significant and clinically meaningful decrease in the PANSS total score. The trial also met key secondary outcome measures related to efficacy on PANSS subscales and safety. We are also conducting a second Phase 3 clinical trial in schizophrenia that we initiated in the second quarter of 2015. In this trial, we are randomizing patients to two doses of ITI-007 (60 mg or 20 mg), risperidone (active control) or placebo over a 6-week treatment duration, and the primary outcome measure is change from baseline to Day 42 on the PANSS total score. Patient enrollment was completed in the second quarter of 2016, with 696 patients enrolled in the trial. We anticipate top-line results from the second Phase 3 clinical trial will be available later this year.

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

In the second quarter of 2016, we initiated Phase 3 development of ITI-007 for the treatment of agitation in patients with dementia, including Alzheimer’s disease, or AD. Our ITI-007-201 trial is a Phase 3 multi-center, randomized, double-blind, placebo-controlled clinical trial in patients with a clinical diagnosis of probable AD and clinically significant symptoms of agitation. In this trial, approximately 360 patients are planned to be randomized to receive 9 mg ITI-007 or placebo in a 1:1 ratio orally once daily for four weeks. This study includes a single interim analysis reviewed by an independent data monitoring committee, which will be used to assess the assumptions of variability and effect size. The primary efficacy measure is the Cohen-Mansfield Agitation Inventory – Community version (CMAI-C). The CMAI-C is a well-validated 37-item scale that measures the ability of a drug to reduce overall frequency of agitation symptoms, including aggressive behaviors. Individual items are rated by an expert clinician on a scale of 1 to 7 in which a score of 7 represents the most frequent for each item assessed. The key secondary efficacy measure is a Clinical Global Impression scale for Severity (CGI-S) of illness. Other exploratory secondary endpoints include measures of other behavioral disturbances associated with dementia. Safety and tolerability are also assessed in the trial.

Other Indications for ITI-007

We are also pursuing clinical development of ITI-007 for the treatment of additional CNS diseases and disorders. At the lowest doses, ITI-007 has been demonstrated to act primarily as a potent 5-HT2A serotonin receptor antagonist. As the dose is increased, additional benefits are derived from the engagement of additional drug targets, including modest dopamine receptor modulation and modest inhibition of serotonin transporters. We believe that combined interactions at these receptors may provide additional benefits above and beyond selective 5-HT2A antagonism for treating agitation, aggression and sleep disturbances in diseases that include dementia, Alzheimer’s disease, Huntington’s disease and autism spectrum disorders, while avoiding many of the side effects associated with more robust dopamine receptor antagonism. As the dose of ITI-007 is further increased, leading to moderate dopamine receptor modulation, inhibition of serotonin transporters, and indirect glutamate modulation, these actions complement the complete blockade of 5-HT2A serotonin receptors. At a dose of 60 mg, ITI-007 has been shown effective in treating the symptoms associated with schizophrenia, and we believe this higher dose range will be useful for the treatment of bipolar disorder, depressive disorders and other neuropsychiatric diseases. Within the ITI-007 portfolio, we are also developing a long-acting injectable formulation to provide more treatment options to patients suffering from mental illness. Given the encouraging tolerability data to date with oral ITI-007, we believe that a long-acting injectable option, in particular, may lend itself to being an important formulation choice for patients.

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

Since inception, we have devoted substantially all of our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of June 30, 2016, our accumulated deficit was $251.7 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and pre-clinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses. Our corporate headquarters and laboratory are located in New York, New York.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.

Revenues

We have not generated any revenue from product sales to date and we do not expect to generate revenues from product sales for at least the next several years. Our revenues for the three and six months ended June 30, 2016 and 2015 have been from a government grant. We have received and may continue to receive grants from U.S. government agencies and foundations.

We do not expect any revenues that we may generate in the next several years to be significant enough to fund our operations.

Expenses

The process of researching and developing drugs for human use is lengthy, unpredictable and subject to many risks. We are unable to predict with certainty either the costs or the timelines in which those costs will be incurred. The clinical development of ITI-007 for the treatment of schizophrenia, bipolar depression and agitation in patients with dementia, including AD, consumes and will continue to consume a large portion of our current, as well as projected, resources. We intend to pursue other disease indications that ITI-007 may address, but there are significant costs associated with pursuing FDA approval for those indications, which would include the cost of additional clinical trials.

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

We expect that research and development expenses will increase substantially as we proceed with our development programs for ITI-007 in patients with schizophrenia, bipolar disorder and behavioral disturbances associated with dementia and related disorders, including Alzheimer’s disease. We also expect that our general and administrative costs will increase substantially from prior periods primarily due to costs to expand our operations and conduct pre-commercialization activities. We granted options to purchase 884,703 shares of our common stock in 2015 and have granted options to purchase an additional 478,265 shares of our common stock in the first half of 2016. We also granted restricted stock units, or RSUs, for 5,272 and 78,806 shares of our common stock in December 2015 and January 2016, respectively. We will recognize expense associated with these RSUs and options over the next three years in both research and development expenses and general and administrative expenses. We expect this non-cash expense to be material and affect quarter to quarter and year to date comparisons in the upcoming year. We expect to continue to grant stock options and other stock-based awards in the future, which will increase our stock-based compensation expense in future periods.

The following table sets forth our revenues and operating expenses for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenues	$228	$57	$228	$60
Expenses
Research and Development	25,300	17,762	48,734	36,394
General and Administrative	6,472	3,986	11,536	7,758

	31,772	21,748	60,270	44,152
Interest Income, net	710	180	1,366	294

Net Loss	$(30,834)	$(21,511)	$(58,676)	$(43,798)

Comparison of Three and Six Month Periods Ended June 30, 2016 and June 30, 2015

Revenues

Revenues increased for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 by approximately $171,000 and $168,000, respectively, due to revenue from a government grant.

Research and Development Expenses

Research and development expenses increased to $25.3 million for the three month period ended June 30, 2016 as compared to $17.8 million for the three month period ended June 30, 2015, or 42%. This change is due primarily to an increase of approximately $6.5 million of costs associated with outside clinical and non-clinical costs and an increase of approximately $1.0 million of internal costs in the three month period ended June 30, 2016 over the three month period ended June 30, 2015. In the three months ended June 30, 2015 the majority of the $17.8 million of research and development costs were related to the first Phase 3 trial of ITI-007 in patients with schizophrenia. In the three months ended June 30, 2016, the majority of the $25.3 million in research and development costs were related to the second Phase 3 trial of ITI-007 in patients with schizophrenia and to a lesser extent the Phase 3 trials of ITI-007 in patients with bipolar depression, the Phase 3 trial of ITI-007 for the treatment of agitation in patients with dementia, including AD, and other clinical and non-clinical activities. Amounts payable to external parties comprised a significant portion of our research and development costs. In the three months ended June 30, 2016, we incurred approximately $22.0 million of costs to external parties who manufactured, tested and performed clinical trial related activities as compared to $15.5 million in the three month period ended June 30, 2015. Of these external costs, approximately $21.9 million in the three months ended June 30, 2016 and approximately $15.4 million in the three month period ended June 30, 2015 were for ITI-007 related projects. The remaining external costs for each of these periods were spent on other projects. Internal costs are comprised primarily of labor, fringe benefits, materials, stock based compensation, supplies and facilities and maintenance costs and were approximately $3.3 million and $2.3 million in the three months ended June 30, 2016 and 2015, respectively.

Research and development expenses increased to $48.7 million for the six month period ended June 30, 2016 as compared to $36.4 million for the six month period ended June 30, 2015, or 34%. This change is due primarily to an increase of approximately $10.1 million of costs associated with outside clinical and non-clinical costs and an increase of approximately $2.2 million of internal costs in the six month period ended June 30, 2016 over the six month period ended June 30, 2015. In the first half of 2015, the majority of the $36.4 million of research and development costs were related to the first Phase 3 trial of ITI-007 in patients with schizophrenia (ITI-007-301). In the first half of 2016, the majority of the $48.7 million in research and development costs were related to the second Phase 3 trial of ITI-007 in patients with schizophrenia and to a lesser extent the Phase 3 trials of ITI-007 in patients with bipolar depression and the Phase 3 trial of ITI-007 for the treatment of agitation in patients with dementia, including AD. Amounts payable to external parties comprised a significant portion of our research and development costs. In the six months ended June 30, 2016, we incurred approximately $42.4 million of costs to external parties who manufactured, tested and performed clinical trial related activities as compared to $32.3 million in the six month period ended June 30, 2015. Of these external costs, approximately $42.1 million in the six months ended June 30, 2016 and approximately $32.1 million in the six month period ended June 30, 2015 were for ITI-007 related projects. The remaining external costs for each of these periods were spent on other projects. Internal costs are comprised primarily of labor, fringe benefits, materials, stock based compensation, supplies and facilities and maintenance costs and were approximately $6.3 million and $4.1 million in the six months ended June 30, 2016 and 2015, respectively.

As development of ITI-007 progresses, we anticipate costs for ITI-007 to increase considerably in the remainder of 2016 and in the next several years as we conduct Phase 3 and other clinical trials. We are also required to complete non-clinical testing to obtain FDA approval and manufacture material needed for clinical trial use, which includes non-clinical testing of the drug product and the creation of an inventory of drug product in anticipation of possible FDA approval. As of June 30, 2016, we employed 27 full time personnel in our research and development group as compared to 20 full time personnel at June 30, 2015. We expect to hire additional staff as we increase our development efforts and grow our business in the upcoming years.

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

During previous years we also incurred costs that were both reimbursable and non-reimbursable under the Takeda License Agreement. For the three and six month periods ended June 30, 2016 and 2015, we incurred no direct costs that were billable to Takeda and we do not expect to incur any such costs in future periods. We intend to continue clinical development of ITI-214, a molecule in our PDE1 inhibitor program that was returned to us from Takeda, and we expect a moderate increase in our operating expenses related to our PDE development programs in 2016 over 2015.

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

General and Administrative Expenses

General and administrative expenses increased for the three month period ended June 30, 2016 as compared to the three month period ended June 30, 2015 by approximately $2.5 million, or 62%. The increase is primarily the result of stock option expense and, to a lesser extent, pre-commercialization activities, in addition to increased labor and related costs. Salaries, bonuses and related benefit costs for our executive, finance and administrative functions for the three months ended June 30, 2016 and 2015 constituted approximately 59% and 56% of our total general and administrative costs, respectively. The next major categories of expenses are patent costs, legal, accounting and other professional fees and, to a lesser extent, facilities and general office-related overhead. We expect all general and administrative costs to increase significantly as we expand our operations and conduct pre-commercialization activities.

General and administrative expenses increased for the six month period ended June 30, 2016 as compared to the six month period ended June 30, 2015 by approximately $3.8 million, or 49%. The increase is primarily the result of stock option expense and, to a lesser extent, pre-commercialization activities, in addition to increased labor and related costs. Salaries, bonuses and related benefit costs for our executive, finance and administrative functions for the six months ended June 30, 2016 and 2015 constituted approximately 65% and 56% of our total general and administrative costs, respectively. The next major categories of expenses are patent costs, legal, accounting and other professional fees and, to a lesser extent, facilities and general office-related overhead. We expect all general and administrative costs to increase significantly as we expand our operations and conduct pre-commercialization activities.

We expect general and administrative costs to increase significantly as we hire additional staff, expand our operations including our pre-commercialization program, and incur additional costs associated with being a public company and complying with exchange listing and SEC requirements, including the additional complexities and related costs of our transition at the end of 2015 from an “emerging growth company” to a “large accelerated filer” under the rules of the SEC. These increases could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.

Liquidity and Capital Resources

Through June 30, 2016, we provided funds for our operations by obtaining approximately $716.8 million of cash primarily through public and private offerings of our common stock and other securities, grants from government agencies and foundations and payments received under the terminated Takeda License Agreement. We do not believe that grant revenue will be a significant source of funding in the near future, and Takeda does not have ongoing funding obligations following the termination of the Takeda License Agreement on October 31, 2014. On March 11, 2015, we completed a public offering of 5,411,481 shares of our common stock for aggregate gross proceeds of approximately $129.9 million and net proceeds of approximately $121.8 million. On September 28, 2015, we completed an additional public offering of 7,935,000 shares of our common stock for aggregate gross proceeds of approximately $345.2 million and net proceeds of approximately $327.4 million.

As of June 30, 2016, we had a total of approximately $442.7 million in cash and cash equivalents and available-for-sale investment securities, and approximately $19.4 million of short-term liabilities consisting entirely of liabilities from operations. We spent approximately $33.2 million in cash for operations and equipment and we reduced working capital by approximately $49.6 million for the six months ended June 30, 2016. This use of cash was primarily for conducting clinical trials and non-clinical testing, including manufacturing related activities and funding recurring operating expenses.

We expect to spend between approximately $95 million and $115 million during the remainder of 2016. We expect these expenditures to be due primarily to the development of ITI-007 in patients with schizophrenia, bipolar disorder and depressive disorders, behavioral disturbances in dementia, our ITI-007 long acting injectable development program through pre-clinical and early clinical development, research and preclinical development of our other product candidates, the continuation of manufacturing activities in connection with the development of ITI-007, recurring expenses and costs to produce, develop and validate materials to be used in clinical and non-clinical studies related to ITI-007, and expenses associated with our other development programs and general operations. We expect that cash expenditures will continue to increase after 2016 as we further expand the ITI-007 clinical stage programs and the ITI-007 long acting injectable development program through pre-clinical and early clinical development; research, preclinical and clinical development of our other product candidates; the continuation of manufacturing, pre-commercial activities in connection with the development of ITI-007 and the early stage pre-commercial launch activities for ITI-007. We believe that our existing cash and cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2018.

We will require significant additional financing in the future to continue to fund our operations. We believe that we have the funding in place to complete the additional clinical and non-clinical trials, manufacturing and pre-commercialization activities needed for potential regulatory approval and commercialization of ITI-007 in patients with schizophrenia. With the remaining proceeds from our public offerings in March 2015 and September 2015, we believe that we have the funds to complete our ongoing clinical trials of ITI-007 in bipolar disorder as a monotherapy and as an adjunctive therapy with lithium or valproate and our ongoing clinical trial of ITI-007 for the treatment of agitation in patients with dementia, including AD. We will also be funding additional clinical trials of ITI-007 for the treatment of behavioral disturbances in dementia; preclinical and clinical development of ITI-007 long acting injectable development program; additional clinical trials of ITI-007; continued clinical development of our PDE program, including ITI-214; research and preclinical development of our other product candidates; and the continuation of manufacturing activities in connection with the development of ITI-007. We may require additional funds to obtain regulatory approval for ITI-007 for patients with bipolar disorder. We anticipate requiring additional funds to obtain regulatory approval for ITI-007 for patients with dementia, including Alzheimer’s disease, for further development of ITI-007 in other programs including in patients with depressive disorders and other indications, and for development of our other product candidates. We have incurred losses in every year since inception with the exception of 2011, when we received an up-front fee and a milestone payment related to the Takeda License Agreement. These losses have resulted in significant cash used in operations. For the six months ended June 30, 2016, we used net cash in operating activities and purchases of equipment of approximately $33.2 million and expect to use additional cash of between approximately $95 and $115 million through the end of 2016. While we have several research and development programs underway, the ITI-007 program has advanced the furthest and will continue to consume increasing amounts of cash for conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct the activities necessary to pursue FDA approval of ITI-007 and our other product candidates, we expect the amount of cash needed to fund operations to increase significantly over the next several years.

With the termination of the Takeda License Agreement in October 2014, we will not receive milestone payments from Takeda and we will be responsible for the costs of developing ITI-214. On September 15, 2015, Takeda completed the transfer of the IND for ITI-214 to us. We intend to pursue the development of our PDE1 program, including ITI-214 for the treatment of several CNS and non-CNS conditions, and we expect a moderate increase in our operating expenses related to our PDE development programs through the end of 2016.

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

In March 2014, we entered into a long-term lease, which was amended in 2015, for 16,753 square feet of useable laboratory and office space located at 430 East 29th Street, New York, New York 10016. Due to the amortization of total lease payments, we have recognized approximately $1.6 million of deferred rent in the year ended December 31, 2015 and approximately $680,000 in the first half of 2016. The deferred rent balance will incrementally increase over approximately the seven months following June 30, 2016. We occupied these facilities as our headquarters in March 2015, replacing our previous laboratories and offices. The lease, as amended, has a term of 12 years. We expect that our facility related costs will increase moderately as a result of leasing this facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

Total contractual obligations as of June 30, 2016 are summarized in the following table (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligations	$16,256	$591	$4,438	$3,185	$8,042

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

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies during the six months ended June 30, 2016.

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses for the periods presented. Judgments must also be made about the disclosure of contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management makes estimates and exercises judgment in revenue recognition, stock-based compensation and clinical trial accruals. Actual results may differ from those estimates and under different assumptions or conditions.

Recently Issued Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. For the recently issued accounting standards that we believe may have an impact on our financial statements, see “Recently Issued Accounting Pronouncements” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 25, 2016. The significant accounting policies and bases of presentation from our consolidated financial statements are described in Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Interest Rate Sensitivity. As of June 30, 2016, we had cash, cash equivalents and marketable securities of approximately $442.7 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Capital Market Risk. We currently have no product revenues and depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends in part upon capital market forces affecting our stock price.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 25, 2016.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2016.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015 (audited), (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: August 4, 2016	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Date: August 4, 2016	By:	/s/ Lawrence J. Hineline
Lawrence J. Hineline
Vice President of Finance and Chief Financial Officer