Form 10-Q
period 2016-09-30
Intra-Cellular Therapies, Inc.
filed 2016-11-09
CIK 1567514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 9, 2016, the registrant had 43,268,243 shares of common stock outstanding.

Intra-Cellular Therapies, Inc.

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” mean Intra-Cellular Therapies, Inc. and our subsidiaries. “ITI” refers to our wholly-owned subsidiary ITI, Inc. and “ITI Limited” refers to our wholly-owned subsidiary ITI Limited.

i

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$200,388,020	$47,159,303
Investment securities, available-for-sale	337,405,780	428,041,021
Accounts receivable	1,309	30,660
Prepaid expenses and other current assets	4,023,405	8,025,147

Total current assets	541,818,514	483,256,131
Property and equipment, net	677,703	775,522
Other assets	75,765	71,875

Total assets	$542,571,982	$484,103,528

Liabilities and stockholders’ equity
Current liabilities:
Borrowing under secured line of credit	$125,000,000	$—
Accounts payable	5,417,451	1,632,905
Accrued and other current liabilities	7,520,073	3,423,464
Accrued employee benefits	2,752,381	1,207,143

Total current liabilities	140,689,905	6,263,512
Long-term liabilities	2,563,809	1,597,105

Total liabilities	143,253,714	7,860,617
Stockholders’ equity:
Common stock, $.0001 par value: 100,000,000 shares authorized; 43,268,243 and 43,155,875 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	4,327	4,316
Additional paid-in capital	681,475,390	669,878,103
Accumulated deficit	(281,990,327)	(193,049,098)
Accumulated comprehensive loss	(171,122)	(590,410)

Total stockholders’ equity	399,318,268	476,242,911

Total liabilities and stockholders’ equity	$542,571,982	$484,103,528

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$4,362	$—	$232,807	$60,705
Costs and expenses:
Research and development	23,918,232	28,457,631	72,652,520	64,852,576
General and administrative	6,270,528	3,891,744	17,806,565	11,649,169

Total costs and expenses	30,188,760	32,349,375	90,459,085	76,501,745
Loss from operations	(30,184,398)	(32,349,375)	(90,226,278)	(76,441,040)
Interest expense	(12,260)	—	(12,260)	—
Interest income	763,949	188,892	2,129,927	482,415

Net loss before income tax	$(29,432,709)	$(32,160,483)	$(88,108,611)	$(75,958,625)
Income tax expense	(832,618)	—	(832,618)	—

Net loss	$(30,265,327)	$(32,160,483)	$(88,941,229)	$(75,958,625)

Net loss per common share:
Basic & Diluted	$(0.70)	$(0.91)	$(2.06)	$(2.25)
Weighted average number of common shares:
Basic & Diluted	43,253,429	35,320,046	43,229,087	33,716,032

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(30,265,327)	$(32,160,483)	$(88,941,229)	$(75,958,625)
Other comprehensive loss:
Unrealized gain (loss) on investment securities	(230,935)	33,303	419,288	85,259

Comprehensive loss	$(30,496,262)	$(32,127,180)	$(88,521,941)	$(75,873,366)

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited) Nine Months Ended September 30,
	2016	2015
Cash flows provided by (used in) operating activities
Net loss	$(88,941,229)	$(75,958,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	146,784	92,594
Share-based compensation expense	10,975,931	7,466,595
Issuance of common stock for services	171,059	136,984
Amortization of premiums on investment securities	420,275	520,328
Changes in operating assets and liabilities:
Accounts receivable	29,351	51,603
Prepaid expenses and other assets	3,997,852	(244,886)
Accounts payable	3,784,546	(1,347,722)
Accrued liabilities	5,641,847	1,177,654
Deferred rent	966,704	881,143

Net cash used in operating activities	(62,806,880)	(67,224,332)
Cash flows provided by (used in) investing activities
Purchases of investments	(320,098,309)	(231,146,274)
Maturities of investments	410,732,563	121,128,184
Purchases of property and equipment	(48,965)	(823,585)

Net cash provided by (used in) investing activities	90,585,289	(110,841,675)
Cash flows provided by (used in) financing activities
Proceeds from secured line of credit	125,000,000	—
Proceeds from stock option exercises	450,308	317,508
Gross proceeds of public offering	—	449,996,887
Payment of costs of public offering	—	(745,143)

Net cash provided by financing activities	125,450,308	449,569,252

Net increase in cash and cash equivalents	153,228,717	271,503,245
Cash and cash equivalents at beginning of period	47,159,303	61,325,044

Cash and cash equivalents at end of period	$200,388,020	$332,828,289

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2016

1. Organization

Intra-Cellular Therapies, Inc. (the “Company”), through its wholly-owned operating subsidiaries, ITI, Inc. (“ITI”) and ITI Limited, is a biopharmaceutical company focused on the discovery and clinical development of innovative, small molecule drugs that address underserved medical needs in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system (“CNS”). The Company’s lead product candidate, ITI-007, is in Phase 3 clinical development as a novel treatment for schizophrenia, bipolar depression and agitation associated with dementia, including Alzheimer’s disease.

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

In September 2016, we licensed certain intellectual property rights to our wholly-owned subsidiary, ITI Limited, which was formed in the third quarter of 2016. Although the license of intellectual property rights did not result in any gain or loss in the condensed consolidated statements of operations, the transaction generated a taxable gain in the U.S., and we are utilizing a portion of our available federal and state net operating loss carryforwards to offset the majority of this gain. Any taxes incurred related to intercompany transactions are treated as tax expense in our condensed consolidated statement of operations. In addition to the license, we also entered into a research and development agreement with ITI Limited pursuant to which the Company will conduct research and development services related to the license agreement and charge ITI Limited for these services.

In order to further its research projects and support its collaborations, the Company will require additional financing until such time, if ever, that revenue streams are sufficient to generate consistent positive cash flow from operations. Possible sources of funds include public or private sales of the Company’s equity securities, sales of debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of the Company’s product candidates and technology and, to a lesser extent, grant funding. On September 2, 2016, the Company filed a universal shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “SEC”) on September 14, 2016, to register $350 million of the Company’s common stock, preferred stock, various series of debt securities, warrants, rights and purchase contracts to purchase any of such securities, either individually or in units, for issuance from time to time at prices and on terms to be determined at the time of any such offering (including the approximately $4.8 million of securities that remained available for issuance under the Company’s previous shelf registration). This registration statement will remain in effect for up to three years from the initial effective date.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of checking accounts, money market accounts, money market mutual funds, and certificates of deposit with a maturity date of three months or less. The carrying values of cash and cash equivalents approximate the fair market value. Certificates of deposit, commercial paper, corporate notes and corporate bonds with a maturity date of more than three months are classified separately on the balance sheet. In conjunction with the capitalization of ITI Limited, the Company entered into a short term line of credit with a lender collateralized by Company investments held by the lender. On September 30, 2016, the Company drew down $125.0 million under the line of credit and used those funds to capitalize ITI Limited. On September 30, 2016, ITI Limited made a $125.0 million payment to the Company in connection with the license of certain intellectual property from the Company to ITI Limited. On October 3, 2016, the Company repaid $125.0 million to the lender and the line of credit was terminated on October 6, 2016.

Investment Securities

Investment securities consisted of the following (in thousands):

	September 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(unaudited)
U.S. Government Agency Securities	$66,026	$18	$(25)	$66,019
FDIC Certificates of Deposit (1)	31,037	3	—	31,040
Certificates of Deposit	82,000	—	—	82,000
Commercial Paper	59,960	19	(66)	59,913
Corporate Notes/Bonds	98,554	7	(127)	98,434

	$337,577	$47	$(218)	$337,406

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$61,510	$—	$(271)	$61,239
FDIC Certificates of Deposit (1)	41,343	1	(11)	41,333
Certificates of Deposit	219,500	—	—	219,500
Commercial Paper	30,122	—	(48)	30,074
Corporate Notes/Bonds	76,157	—	(262)	75,895

	$428,632	$1	$(592)	$428,041

(1)	“FDIC Certificates of Deposit” consist of deposits that are less than $250,000.

The Company has classified all of its investment securities available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of September 30, 2016 and December 31, 2015, the Company held $66.1 million and $142.4 million, respectively, of available-for-sale investment securities with contractual maturity dates more than one year and less than two years.

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

As of December 31, 2015, the Company had approximately $9.2 million of investments that had been held for greater than one year which had a temporary impairment of approximately $19,000. As of September 30, 2016, the Company had no investments that had been held for greater than one year which had a temporary impairment.

The Company attributes the unrealized losses on the available-for-sale securities as of September 30, 2016 and December 31, 2015, to the variability in related market interest rates. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk. As such, the Company does not consider these securities to be other-than-temporarily impaired.

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

The Company has no assets or liabilities that were measured using quoted prices for significant unobservable inputs (Level 3 assets and liabilities) as of September 30, 2016 and December 31, 2015. The carrying value of cash held in money market funds of approximately $16.0 million as of September 30, 2016 and $31.1 million as of December 31, 2015, is included in cash and cash equivalents and approximates market value based on quoted market price or Level 1 inputs. The Company’s borrowings under its secured line of credit approximate the fair value because of their relatively short maturity at September 30, 2016.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$15,986	$15,986	$—	$—
U.S. Government Agency Securities	66,019	—	66,019	—
FDIC Certificates of Deposit	31,040	—	31,040	—
Certificates of Deposit	82,000	—	82,000	—
Commercial Paper	59,913	—	59,913	—
Corporate Notes/Bonds	98,434	—	98,434	—

	$353,392	$15,986	$337,406	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$31,114	$31,114	$—	$—
U.S. Government Agency Securities	61,239	—	61,239	—
FDIC Certificates of Deposit	41,333	—	41,333	—
Certificates of Deposit	219,500	—	219,500	—
Commercial Paper	30,074	—	30,074	—
Corporate Notes/Bonds	75,895	—	75,895	—

	$459,155	$31,114	$428,041	$—

Financial Instruments

The Company considers the recorded costs of its financial assets and liabilities, which consist of cash equivalents, accounts receivable, borrowings under secured line of credit, accounts payable and accrued liabilities, to approximate their fair value because of their relatively short maturities at September 30, 2016 and December 31, 2015. Management believes that the risks associated with its financial instruments are minimal as the counterparties are various corporations, financial institutions and government agencies of high credit standing.

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

The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of September 30, 2016 and December 31, 2015, as the Company has a history of collecting on all of its accounts, including government agencies and collaborations funding its research.

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

Determination as to whether a payment meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and therefore, the resulting payment would be considered part of the consideration for the single unit of accounting and be recognized as revenue in accordance with the revenue models described above. In addition, the determination that one such payment was not a substantive milestone could prevent the Company from concluding that subsequent milestone payments were substantive milestones. As a result, any additional milestone payments could also be considered part of the consideration for the single unit of accounting and would be recognized as revenue as such performance obligations are performed under either the proportional performance or straight-line methods, as applicable.

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

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by subject progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three and nine months ended September 30, 2016 and 2015, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. For awards that contain a performance vesting condition, expense is amortized using the accelerated attribution method. As share-based compensation expense recognized in the statements of operations for the three and nine months ended September 30, 2016 and 2015 is based on share-based awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures are based on the Company’s historical experience for the three and nine months ended September 30, 2016 and 2015, and have not been material.

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

A restricted stock unit (“RSU”) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs with service conditions that vest in three equal annual installments provided that the employee remains employed with the Company. As of September 30, 2016, there was $3,402,792 of unrecognized compensation costs related to unvested RSUs.

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

Since the Company had net operating loss carryforwards as of September 30, 2016 and 2015, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations.

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

The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive as applied to the loss from operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	1,528,266	1,746,502	1,528,266	1,742,555
RSUs	39,420	—	38,844	—

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

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation—Stock Compensation (“ASU 2016-09”). ASU 2016-09 simplifies several areas of accounting for stock compensation, including simplification of the accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows and forfeitures. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. An entity that elects early adoption must adopt all of the amendments in the same period. The Company did not early adopt ASU 2016-09 as of and for the period ended September 30, 2016. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

3. Property and Equipment

Property and equipment consist of the following:

	September 30, 2016	December 31, 2015
Computer equipment	$39,095	$42,064
Furniture and fixtures	292,423	266,695
Scientific equipment	2,844,866	2,823,601

	3,176,384	3,132,360
Less accumulated depreciation	(2,498,681)	(2,356,838)

	$677,703	$775,522

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $146,784 and $92,594 respectively.

4. Share-Based Compensation

The Company sponsors the Intra-Cellular Therapies, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”) to provide for the granting of stock-based awards, such as stock options, restricted common stock, RSUs and stock appreciation rights to employees, directors and consultants as determined by the Board of Directors. In August 2013, in connection with the Merger, the Company assumed the ITI 2003 Equity Incentive Plan, as amended (the “2003 Plan”), which expired by its terms in July 2013. As of September 30, 2016, there were options to purchase 685,660 shares of common stock outstanding under the 2003 Plan and options to purchase 2,425,267 shares of common stock outstanding under the 2013 Plan. Effective in November 2013, the Company adopted the 2013 Plan. The Company initially reserved 2,850,000 shares of common stock for issuance under the 2013 Plan. In both January 2015 and 2014, the number of shares of common stock reserved for issuance under the 2013 Plan automatically increased by 800,000 pursuant to the evergreen provisions of the 2013 Plan. On June 16, 2015, the stockholders of the Company approved, at the Company’s 2015 Annual Meeting of Stockholders, an amendment to the 2013 Plan to increase the number of shares of common stock available for issuance under the plan by 3,100,000 shares, to increase by 100,000 shares the maximum number of shares available for the issuance of options, stock appreciation rights and other similar awards to any one participant in any calendar year for purposes of meeting the requirements for qualified performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and to eliminate the evergreen provisions of the 2013 Plan under which 800,000 shares were automatically added to the plan on each of January 1, 2014 and 2015. Stock options granted under the 2013 Plan may be either incentive stock options (“ISOs”) as defined by the Code, or non-qualified stock options. The Board of Directors determines who will receive options, the vesting periods (which are generally two to three years) and the exercise prices of such options. Options have a maximum term of 10 years. The exercise price of ISOs granted under the 2013 Plan must be at least equal to the fair market value of the common stock on the date of grant.

Total stock-based compensation expense, related to all of the Company’s share-based awards including stock options and RSUs to employees, directors and consultants recognized during three and nine months ended September 30, 2016 and 2015, was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$1,045,547	$1,220,602	$3,400,324	$2,892,258
General and administrative	2,641,199	1,645,388	7,575,607	4,574,337

Total share-based compensation expense	$3,686,746	$2,865,990	$10,975,931	$7,466,595

The following table describes the weighted-average assumptions used for calculating the value of options granted during the nine months ended September 30, 2016 and 2015:

	2016	2015
Dividend yield	0%	0%
Expected volatility	80%	80%
Weighted-average risk-free interest rate	1.7%	1.8%
Expected term	5.9 years	6.3 years

Information regarding the stock options activity, including with respect to grants to employees, directors and consultants as of September 30, 2016 and changes during the nine-month period then ended, is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2015	2,737,657	$13.72	7.6 years
Options granted	478,265	$49.47	5.9 years
Options exercised	(104,995)	$4.29	3.7 years
Options canceled or expired	—	$—	—

Outstanding at September 30, 2016	3,110,927	$19.53	7.4 years
Vested or expected to vest at September 30, 2016	3,110,927	$19.53

Exercisable at September 30, 2016	1,836,573	$11.74	6.7 years

The fair value of an RSU is based on the closing price of the Company’s stock on the date of grant. Information regarding RSU activity, including with respect to grants to employees as of September 30, 2016 and changes during the nine-month period then ended, is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2015	5,272	$56.90
RSU’s granted in 2016	78,806	$53.63

Outstanding at September 30, 2016	84,078	$53.84

The Company recognized non-cash stock-based compensation expense related to RSU’s for the nine months ending September 30, 2016 and 2015 of approximately $1.1 million and $0, respectively.

5. Line of Credit

On September 30, 2016, the Company entered into a secured line of credit with a lender for an amount not to exceed $150.8 million. This line of credit was secured by approximately $150.8 million of collateral held by the lender. The interest on advances under this line of credit was fixed at LIBOR plus 2.991% on the date of advance. The Company borrowed $125.0 million on September 30, 2016 and repaid the entire amount on October 3, 2016. Interest expense under this secured line of credit was $12,260 for the quarter ended September 30, 2016. On October 6, 2016, the line of credit was terminated by the Company. The fair value of this line of credit was $125.0 million on September 30, 2016.

6. Collaborations and License Agreements

The Bristol-Myers Squibb License Agreement

On May 31, 2005, the Company entered into a worldwide, exclusive License Agreement with Bristol-Myers Squibb Company (“BMS”), pursuant to which the Company holds a license to certain patents and know-how of BMS relating to ITI-007 and other specified compounds (the “BMS Agreement”). The BMS Agreement was amended on November 3, 2010. The licensed rights are exclusive, except BMS retains rights in specified compounds in the fields of obesity, diabetes, metabolic syndrome and cardiovascular disease. However, BMS has no right to use, develop or commercialize ITI-007 and other specified compounds in any field of use. The Company has the right to grant sublicenses of the rights conveyed by BMS. The Company is obliged under the BMS Agreement to use commercially reasonable efforts to develop and commercialize the licensed technology. The Company is also prohibited from engaging in the clinical development or commercialization of specified competitive compounds.

Under the BMS Agreement, the Company made an upfront payment of $1.0 million to BMS, a milestone payment of $1.25 million in December 2013, and a milestone payment of $1.5 million in December 2014 following the initiation of the Company’s first Phase 3 clinical trial for ITI-007 for patients with schizophrenia. Possible milestone payments remaining total $12.0 million. Under the agreement, the Company may be obliged to make other milestone payments to BMS for each licensed product of up to an aggregate of approximately $14.75 million. The Company is also obliged to make tiered single digit percentage royalty payments on sales of licensed products. The Company is obliged to pay to BMS a percentage of non-royalty payments made in consideration of any sublicense.

The BMS Agreement extends, and royalties are payable, on a country-by-country and product-by-product basis, through the later of ten years after first commercial sale of a licensed product in such country, expiration of the last licensed patent covering a licensed product, its method of manufacture or use, or the expiration of other government grants providing market exclusivity, subject to certain rights of the parties to terminate the agreement on the occurrence of certain events. On termination of the agreement, the Company may be obliged to convey to BMS rights in developments relating to a licensed compound or licensed product, including regulatory filings, research results and other intellectual property rights.

In September 2016, the Company transferred certain of its rights under the BMS Agreement to its wholly owned subsidiary, ITI Limited. In connection with the transfer, the Company guaranteed ITI Limited’s performance of its obligations under the BMS Agreement.

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

In addition, ITI is required to use at least $1.0 million annually of its resources for the development and commercialization of the technology until ITI submits an NDA. ITI met its spending requirements in 2015 and 2016. There were no other payments made or required for the nine months ended September 30, 2016 and 2015.

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

Overview

We are a biopharmaceutical company focused on the discovery and clinical development of innovative, small molecule drugs that address underserved medical needs in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system, or CNS. ITI-007 is our lead product candidate with mechanisms of action that, we believe, may represent an effective treatment across multiple therapeutic indications. In our pre-clinical and clinical trials to date, ITI-007 combines potent serotonin 5-HT2A receptor antagonism, dopamine receptor phosphoprotein modulation, or DPPM, glutamatergic modulation, and serotonin reuptake inhibition into a single drug candidate for the treatment of acute and residual schizophrenia and for the treatment of bipolar disorder, including bipolar depression. At dopamine D2 receptors, ITI-007 has been demonstrated to have dual properties and to act as both a pre-synaptic partial agonist and a post-synaptic antagonist. ITI-007 has also been demonstrated to have affinity for dopamine D1 receptors and indirectly stimulate phosphorylation of glutamatergic NMDA GluN2B receptors in a mesolimbic specific manner. We believe that this regional selectivity in brain areas thought to mediate the efficacy of antipsychotic drugs, together with serotonergic, glutamatergic, and dopaminergic interactions, may result in efficacy for a broad array of symptoms associated with schizophrenia and bipolar disorder with improved psychosocial function. The serotonin reuptake inhibition potentially allows for antidepressant activity in the treatment of schizoaffective disorder, other disorders with co-morbid depression, and/or as a stand-alone treatment for major depressive disorder. We believe ITI-007 may also be useful for the treatment of other psychiatric and neurodegenerative disorders, particularly behavioral disturbances associated with dementia, autism, and other CNS diseases. ITI-007 is in Phase 3 clinical development as a novel treatment for schizophrenia, bipolar depression and agitation associated with dementia, including Alzheimer’s disease, or AD.

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

The top-line results from our first Phase 3 clinical trial of ITI-007 confirm the earlier Phase 2 results that we announced in December 2013, in which ITI-007 exhibited antipsychotic efficacy in a randomized, double-blind, placebo and active controlled clinical trial in patients with schizophrenia. In this Phase 2 trial (ITI-007-005), 335 patients were randomized to receive one of four treatments: 60 mg of ITI-007, 120 mg of ITI-007, 4 mg of risperidone (active control) or placebo in a 1:1:1:1 ratio, orally once daily for 28 days. The primary endpoint for this clinical trial was change from baseline to Day 28 on the PANSS total score. In this study, ITI-007 met the trial’s pre-specified primary endpoint, improving symptoms associated with schizophrenia as measured by a statistically significant and clinically meaningful decrease in the PANSS total score. The trial also met key secondary outcome measures related to efficacy on PANSS subscales and safety.

In September 2016, we announced top-line results from the second Phase 3 clinical trial (ITI-007-302) of ITI-007 for the treatment of patients with schizophrenia. In this trial, neither dose of ITI-007 separated from placebo on the primary endpoint, change from baseline on the PANSS total score, in the pre-defined patient population. The active control, risperidone, did separate from placebo. In this trial, ITI-007 was statistically significantly better than risperidone on key safety and tolerability parameters and exhibited a safety profile similar to placebo. This replicates the safety and tolerability findings of our Phase 2 study (ITI-007-005) in which the efficacy of ITI-007 60 mg and risperidone, the active control, were similar. We believe ITI-007 did not separate from placebo on the pre-specified primary endpoint in the ITI-007-302 study in part due to an unusually high placebo response at certain sites which disproportionately affected the trial results and contributed to the efficacy outcome of this study compared to our two previous positive efficacy studies. We believe the ITI-007 late-stage clinical development program, including two large, well-controlled positive studies and supportive evidence from this second Phase 3 study, collectively provide evidence of the efficacy and safety of ITI-007 for the treatment of schizophrenia. Across all three of our efficacy trials, ITI-007 60 mg improved symptoms of schizophrenia with the same trajectory and magnitude of change from baseline in the primary endpoint, the PANSS total score. We have requested a meeting with the Division of Psychiatry Products of the U.S. Food and Drug Administration, or FDA, to discuss the submission of an NDA for ITI-007 in schizophrenia. We expect to provide an update on the status of our discussions with the FDA in the first quarter of 2017.

In addition to our two Phase 3 clinical trials, we will need to complete other clinical and non-clinical trials and manufacturing and pre-commercialization activities necessary to support the submission of a planned NDA for ITI-007 in schizophrenia.

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

ITI-007 for the Treatment of Behavioral Disturbances Associated with Dementia, Including Alzheimer’s Disease

In the fourth quarter of 2014, we announced the top-line data from ITI-007-200, a Phase 1/2 clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of low doses of ITI-007 in healthy geriatric subjects and in patients with dementia, including AD. The completion of this study marks an important milestone in our strategy to develop low doses of ITI-007 for the treatment of behavioral disturbances associated with dementia and related disorders. The ITI-007-200 trial results indicate that ITI-007 is safe and well-tolerated across a range of low doses, has linear- and dose-related pharmacokinetics and improves cognition in the elderly. The most frequent adverse event was mild sedation at the higher doses. We believe these results further position ITI-007 as a development candidate for the treatment of behavioral disturbances in patients with dementia and other neuropsychiatric and neurological conditions.

In the second quarter of 2016, we initiated Phase 3 development of ITI-007 for the treatment of agitation in patients with dementia, including AD. Our ITI-007-201 trial is a Phase 3 multi-center, randomized, double-blind, placebo-controlled clinical trial in patients with a clinical diagnosis of probable AD and clinically significant symptoms of agitation. In this trial, approximately 360 patients are planned to be randomized to receive 9 mg ITI-007 or placebo in a 1:1 ratio orally once daily for four weeks. This study includes a single interim analysis reviewed by an independent data monitoring committee, which will be used to assess the assumptions of variability and effect size. The primary efficacy measure is the Cohen-Mansfield Agitation Inventory – Community version, or CMAI-C. The CMAI-C is a well-validated 37-item scale that measures the ability of a drug to reduce overall frequency of agitation symptoms, including aggressive behaviors. Individual items are rated by an expert clinician on a scale of 1 to 7 in which a score of 7 represents the most frequent for each item assessed. The key secondary efficacy measure is a Clinical Global Impression scale for Severity, or CGI-S, of illness. Other exploratory secondary endpoints include measures of other behavioral disturbances associated with dementia. Safety and tolerability are also assessed in the trial.

Other Indications for ITI-007

We are also pursuing clinical development of ITI-007 for the treatment of additional CNS diseases and disorders. At the lowest doses, ITI-007 has been demonstrated to act primarily as a potent 5-HT2A serotonin receptor antagonist. As the dose is increased, additional benefits are derived from the engagement of additional drug targets, including modest dopamine receptor modulation and modest inhibition of serotonin transporters. We believe that combined interactions at these receptors may provide additional benefits above and beyond selective 5-HT2A antagonism for treating agitation, aggression and sleep disturbances in diseases that include dementia, AD, Huntington’s disease and autism spectrum disorders, while avoiding many of the side effects associated with more robust dopamine receptor antagonism. As the dose of ITI-007 is further increased, leading to moderate dopamine receptor modulation, inhibition of serotonin transporters, and indirect glutamate modulation, these actions complement the complete blockade of 5-HT2A serotonin receptors. At a dose of 60 mg, ITI-007 has been shown effective in treating the symptoms associated with schizophrenia, and we believe this higher dose range will be useful for the treatment of bipolar disorder, depressive disorders and other neuropsychiatric diseases. Within the ITI-007 portfolio, we are also developing a long-acting injectable formulation to provide more treatment options to patients suffering from mental illness. Given the encouraging tolerability data to date with oral ITI-007, we believe that a long-acting injectable option, in particular, may lend itself to being an important formulation choice for patients.

Given the potential utility for ITI-007 and follow-on compounds to treat these additional indications, we may investigate, either on our own or with a partner, agitation, aggression and sleep disturbances in additional diseases that include autism spectrum disorders, depressive disorder, intermittent explosive disorder, non-motor symptoms and motor complications associated with Parkinson’s disease, and post-traumatic stress disorder. We hold exclusive, worldwide commercialization rights to ITI-007 and a family of compounds from Bristol-Myers Squibb Company pursuant to an exclusive license.

Other Product Candidates

We have a second major program called ITI-002 that has yielded a portfolio of compounds that selectively inhibits the enzyme phosphodiesterase type 1, or PDE1. We believe PDE1 helps regulate brain activity related to cognition, memory processes and movement/coordination. On February 25, 2011, we (through our wholly owned operating subsidiary, ITI) and Takeda Pharmaceutical Company Limited, or Takeda, entered into a license and collaboration agreement, or the Takeda License Agreement, under which we agreed to collaborate to research, develop and commercialize our proprietary compound ITI-214 and other selected compounds that selectively inhibit PDE1 for use in the prevention and treatment of human diseases. On October 31, 2014, we entered into an agreement with Takeda terminating the Takeda License Agreement, or the Termination Agreement, pursuant to which all rights granted under the Takeda License Agreement were returned to us. On September 15, 2015, Takeda completed the transfer of the Investigational New Drug application, or IND, for ITI-214 to us. ITI-214 is the first compound in its class to successfully advance into Phase 1 clinical trials. We intend to pursue the development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, which may include cognition in Parkinson’s disease, cognition in AD, cognition in schizophrenia and in other non-CNS indications. We expect to advance ITI-214 into additional clinical development trials later this year or in early 2017 in both CNS and non-CNS indications. Other compounds in the PDE portfolio are also being advanced for the treatment of various indications.

Our pipeline also includes pre-clinical programs that are focused on advancing drugs for the treatment of schizophrenia, Parkinson’s disease, AD and other neuropsychiatric and neurodegenerative disorders. We are also investigating the development of treatments for disease modification of neurodegenerative disorders and non-CNS diseases.

We have assembled a management team with significant industry experience to lead the discovery and development of our product candidates. We complement our management team with a group of scientific and clinical advisors that includes recognized experts in the fields of schizophrenia and other CNS disorders, including Nobel laureate, Dr. Paul Greengard, one of our co-founders.

Since inception, we have devoted substantially all of our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of September 30, 2016, our accumulated deficit was $282.0 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and pre-clinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses. Our corporate headquarters and laboratory are located in New York, New York.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.

Revenues

We have not generated any revenue from product sales to date and we do not expect to generate revenues from product sales for at least the next several years. Our revenues for the three and nine months ended September 30, 2016 and 2015 have been from a government grant. We have received and may continue to receive grants from U.S. government agencies and foundations.

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

Our ITI-002 program has a compound, ITI-214, in Phase 1 development. We intend to pursue the development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, which may include cognition in Parkinson’s disease, cognition in AD, cognition in schizophrenia and in other non-CNS indications. Our other projects are still in the pre-clinical stages, and will require extensive funding not only to complete pre-clinical testing, but to enter into and complete clinical trials. Expenditures that we incur on these projects will be subject to availability of funding in addition to the funding required for the advancement of ITI-007. Any failure or delay in the advancement of ITI-007 could require us to re-allocate resources from our other projects to the advancement of ITI-007, which could have a significant material adverse impact on the advancement of these other projects and on our results of operations. Our operating expenses are comprised of (i) research and development expenses and (ii) general and administrative expenses. Our research and development costs are comprised of:

•	internal recurring costs, such as labor and fringe benefits, materials and supplies, facilities and maintenance costs;

•	fees paid to external parties who provide us with contract services, such as pre-clinical testing, manufacturing and related testing, clinical trial activities and license milestone payments; and

•	stock-based compensation expense.

General and administrative expenses are incurred in these major categories:

•	salaries and related benefit costs;

•	patent, legal and professional costs;

•	office and facilities overhead; and

•	stock-based compensation expense.

We expect that research and development expenses will increase as we proceed with our development programs for ITI-007 in patients with schizophrenia, bipolar disorder and behavioral disturbances associated with dementia and related disorders, including AD. We also expect that our general and administrative costs will increase from prior periods primarily due to costs to expand our operations and conduct pre-commercialization activities. We granted options to purchase 884,703 shares of our common stock in 2015 and have granted options to purchase an additional 478,265 shares of our common stock in the nine months ended September 2016. We also granted restricted stock units, or RSUs, for 5,272 and 78,806 shares of our common stock in December 2015 and January 2016, respectively. We will recognize expense associated with these RSUs and options over three years in both research and development expenses and general and administrative expenses. We expect this non-cash expense to be material and affect quarter to quarter and year to date comparisons in the upcoming year. We expect to continue to grant stock options and other stock-based awards in the future, which will increase our stock-based compensation expense in future periods.

The following table sets forth our revenues and operating expenses for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenues	$4	$—	$232	$61
Expenses
Research and Development	23,918	28,457	72,653	64,853
General and Administrative	6,271	3,892	17,806	11,649

	30,189	32,349	90,459	76,502
Interest Income, net	752	189	2,118	482

Net Loss before Income Tax	$(29,433)	$(32,160)	$(88,109)	$(75,959)
Income tax Expense	(832)	—	(832)	—

Net Loss	$(30,265)	$(32,160)	$(88,941)	$(75,959)

Comparison of Three and Nine Month Periods Ended September 30, 2016 and September 30, 2015

Revenues

Revenues increased for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015 by approximately $4,000 and $172,000, respectively, due to the timing of government grants.

Research and Development Expenses

Research and development expenses decreased to $23.9 million for the three month period ended September 30, 2016 as compared to $28.5 million for the three month period ended September 30, 2015, or 16%. This change is due primarily to a decrease of approximately $4.9 million of costs associated with outside clinical and non-clinical costs and an increase of approximately $424,000 of internal costs in the three month period ended September 30, 2016 over the three month period ended September 30, 2015. In the three months ended September 30, 2015, most of the $28.5 million of research and development costs were related to the second Phase 3 trial of ITI-007 in patients with schizophrenia. In the three months ended September 30, 2016, a much lesser percentage of the research and development costs were related to the second Phase 3 trial of ITI-007 in patients with schizophrenia. In 2016, we incurred costs for the first time for the Phase 3 trials of ITI-007 in patients with bipolar depression, the Phase 3 trial of ITI-007 for the treatment of agitation in patients with dementia, including AD, and supporting trials for ITI-007. We also had increased costs in 2016 for manufacturing-related activities for ITI-007. Amounts payable to external parties comprised a significant portion of our research and development costs. In the three months ended September 30, 2016, we incurred approximately $20.9 million of costs to external parties who manufactured, tested and performed clinical trial related activities as compared to $25.8 million in the three month period ended September 30, 2015. Of these external costs, approximately $20.8 million in the three months ended September 30, 2016 and approximately $25.5 million in the three month period ended September 30, 2015 were for ITI-007 related projects. The remaining external costs for each of these periods were spent on other projects. Internal costs are comprised primarily of labor, fringe benefits, materials, stock-based compensation, supplies and facilities and maintenance costs and were approximately $3.0 million and $2.6 million in the three months ended September 30, 2016 and 2015, respectively.

Research and development expenses increased to $72.7 million for the nine month period ended September 30, 2016 as compared to $64.9 million for the nine month period ended September 30, 2015, or 12%. This change is due primarily to an increase of approximately $5.2 million of costs associated with outside clinical and non-clinical costs and an increase of approximately $2.6 million of internal costs in the nine month period ended September 30, 2016 over the nine month period ended September 30, 2015. In the nine months ended September 30, 2015, the majority of the $64.9 million of research and development costs were related to the first and second Phase 3 trial of ITI-007 in patients with schizophrenia (ITI-007-301 and ITI-007-302). In the first nine months of 2016, the majority of the $72.7 million in research and development costs were related to the second Phase 3 trial of ITI-007 in patients with schizophrenia and to a lesser extent the Phase 3 trials of ITI-007 in patients with bipolar depression and the Phase 3 trial of ITI-007 for the treatment of agitation in patients with dementia, including AD, other supporting trials for ITI-007 which commenced in the third quarter of 2016 and a significant amount of costs for manufacturing ITI-007. Amounts payable to external parties comprised most of our research and development costs. In the nine months ended September 30, 2016, we incurred approximately $63.3 million of costs to external parties who manufactured, tested and performed clinical trial related activities as compared to $58.1 million in the nine month period ended September 30, 2015. Of these external costs, approximately $62.8 million in the nine months ended September 30, 2016 and approximately $57.6 million in the nine month period ended September 30, 2015 were for ITI-007 related projects. The remaining external costs for each of these periods were spent on other projects. Internal costs are comprised primarily of labor, fringe benefits, materials, stock-based compensation, supplies and facilities and maintenance costs and were approximately $9.4 million and $6.7 million in the nine months ended September 30, 2016 and 2015, respectively.

As development of ITI-007 progresses, we anticipate costs for ITI-007 to increase considerably in the remainder of 2016 and in the next several years as we conduct Phase 3 and other clinical trials. We are also required to complete non-clinical testing to obtain FDA approval and manufacture material needed for clinical trial use, which includes non-clinical testing of the drug product and the creation of an inventory of drug product in anticipation of possible FDA approval. We have requested a meeting with the FDA to discuss the submission of an NDA for ITI-007 in schizophrenia. We expect to provide an update on the status of our discussions with the FDA in the first quarter of 2017. As of September 30, 2016, we employed 28 full time personnel in our research and development group as compared to 22 full time personnel at September 30, 2015. We expect to hire additional staff as we increase our development efforts and grow our business in the upcoming years.

We currently have several projects, in addition to ITI-007, that are in the research and development stages, including in the areas of cognitive dysfunction and the treatment of neurodegenerative diseases, including AD, among others. We have used internal resources and incurred expenses not only in relation to the development of ITI-007, but also in connection with these additional projects as well. We have not, however, reported these costs on a project by project basis, as these costs are broadly spread among these projects. The external costs for these projects have been modest and are reflected in the amounts discussed in this section “—Research and Development Expenses.”

During previous years we also incurred costs that were both reimbursable and non-reimbursable under the Takeda License Agreement. For the three and nine month periods ended September 30, 2016 and 2015, we incurred no direct costs that were billable to Takeda and we do not expect to incur any such costs in future periods. We intend to continue clinical development of ITI-214, a molecule in our PDE1 inhibitor program that was returned to us from Takeda, and we expect a moderate increase in our operating expenses related to our PDE development programs in 2016 over 2015.

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

General and Administrative Expenses

General and administrative expenses increased for the three month period ended September 30, 2016 as compared to the three month period ended September 30, 2015 by approximately $2.4 million, or 61%. The largest portion of the increase is the result of stock option expense followed by expenses relating to the license of certain intellectual property by us to our wholly-owned subsidiary ITI Limited. To a lesser extent, we incurred increased costs relating to pre-commercialization activities, in addition to increased labor and related costs. Salaries, bonuses and related benefit costs for our executive, finance and administrative functions for the three months ended September 30, 2016 and 2015 constituted approximately 55% and 60%, respectively, of our total general and administrative costs. The next major categories of expenses are patent costs, legal, accounting and other professional fees and, to a lesser extent, facilities and general office-related overhead. We expect all general and administrative costs to increase as we expand our operations and conduct pre-commercialization activities.

General and administrative expenses increased for the nine month period ended September 30, 2016 as compared to the nine month period ended September 30, 2015 by approximately $6.2 million, or 53%. The increase is primarily the result of stock option expense and, to a lesser extent, increases in costs associated with pre-commercialization activities, expenses relating to the license of certain intellectual property by us to our wholly-owned subsidiary ITI Limited, and increased labor and related costs. Salaries, bonuses and related benefit costs for our executive, finance and administrative functions for the nine months ended September 30, 2016 and 2015 constituted approximately 62% and 58%, respectively, of our total general and administrative costs. The next major categories of expenses are patent costs, legal, accounting and other professional fees and, to a lesser extent, facilities and general office-related overhead. We expect all general and administrative costs to increase significantly as we expand our operations and conduct pre-commercialization activities.

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

Liquidity and Capital Resources

Through September 30, 2016, we provided funds for our operations by obtaining approximately $716.9 million of cash primarily through public and private offerings of our common stock and other securities, grants from government agencies and foundations and payments received under the terminated Takeda License Agreement. We do not believe that grant revenue will be a significant source of funding in the near future, and Takeda does not have ongoing funding obligations following the termination of the Takeda License Agreement on October 31, 2014. On March 11, 2015, we completed a public offering of 5,411,481 shares of our common stock for aggregate gross proceeds of approximately $129.9 million and net proceeds of approximately $121.8 million. On September 28, 2015, we completed an additional public offering of 7,935,000 shares of our common stock for aggregate gross proceeds of approximately $345.2 million and net proceeds of approximately $327.4 million.

In conjunction with the license of certain intellectual property to our wholly owned subsidiary, ITI Limited, we borrowed $125.0 million under a secured line of credit, collateralized by existing investments, to capitalize ITI Limited. ITI Limited used these funds to pay $125.0 million to us on September 30, 2016 in connection with the license of the intellectual property. On October 3, 2016, we repaid the entire amount borrowed under the line of credit and terminated the line of credit on October 6, 2016. In addition to the licensing transactions discussed above, we entered into a research and development agreement, or the Intracompany R&D Agreement, with ITI Limited. We will perform research and development and related services for ITI Limited and will charge ITI Limited for such services. The payments in connection with the services provided under the Intracompany R&D Agreement could result in us being profitable for tax purposes in the U.S. because sufficient net operating losses may not be available to offset such profits.

As of September 30, 2016, we had a total of approximately $537.8 million in cash and cash equivalents and available-for-sale investment securities, and approximately $140.7 million of short-term liabilities which includes a short term line of credit of $125 million and liabilities from operations. We had reserved $125.0 million of our cash to repay the short term line of credit, which was fully repaid in October 2016. As of September 30, 2016, our net cash and investments available for operations was $412.8 million, excluding the $125.0 million that we repaid under the short term line of credit in October 2016. We spent approximately $62.9 million in cash for operations and equipment and we reduced working capital by approximately $75.9 million for the nine months ended September 30, 2016. This use of cash was primarily for conducting clinical trials and non-clinical testing, including manufacturing related activities and funding recurring operating expenses. On October 6, 2016, we repaid the $125.0 million secured line of credit, thereby reducing our cash and short term liabilities.

We expect to spend approximately $45 million during the remainder of 2016. We expect these expenditures to be due primarily to the development of ITI-007 in patients with schizophrenia, bipolar disorder and depressive disorders, behavioral disturbances in dementia, our ITI-007 long acting injectable development program through pre-clinical and early clinical development, research and preclinical development of our other product candidates, the continuation of manufacturing activities in connection with the development of ITI-007, recurring expenses and costs to produce, develop and validate materials to be used in clinical and non-clinical studies related to ITI-007, and expenses associated with our other development programs and general operations. We expect that cash expenditures will continue to increase after 2016 as we further expand the ITI-007 clinical stage programs and the ITI-007 long acting injectable development program through pre-clinical and early clinical development; research, preclinical and clinical development of our other product candidates; the continuation of manufacturing, pre-commercial activities in connection with the development of ITI-007 and the early stage pre-commercial launch activities for ITI-007. We believe that our existing cash and cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2018.

We will require significant additional financing in the future to continue to fund our operations. We believe that we have the funding in place to complete the additional clinical and non-clinical trials, manufacturing and pre-commercialization activities needed for potential regulatory approval and commercialization of ITI-007 in patients with schizophrenia. With the remaining proceeds from our public offerings in March 2015 and September 2015, we believe that we have the funds to complete our ongoing clinical trials of ITI-007 in bipolar disorder as a monotherapy and as an adjunctive therapy with lithium or valproate and our ongoing clinical trial of ITI-007 for the treatment of agitation in patients with dementia, including AD. We will also be funding additional clinical trials of ITI-007 for the treatment of behavioral disturbances in dementia; preclinical and clinical development of ITI-007 long acting injectable development program; additional clinical trials of ITI-007; continued clinical development of our PDE program, including ITI-214, which could include clinical trials; research and preclinical development of our other product candidates; and the continuation of manufacturing activities in connection with the development of ITI-007. We may require additional funds to obtain regulatory approval for ITI-007 for patients with bipolar disorder. We anticipate requiring additional funds to obtain regulatory approval for ITI-007 for patients with dementia, including AD, for further development of ITI-007 in other programs including in patients with depressive disorders and other indications, and for development of our other product candidates. We have incurred losses in every year since inception with the exception of 2011, when we received an up-front fee and a milestone payment related to the Takeda License Agreement. These losses have resulted in significant cash used in operations. For the nine months ended September 30, 2016, we used net cash in operating activities and purchases of equipment of approximately $62.9 million and expect to use additional cash of approximately $45 million through the end of 2016. While we have several research and development programs underway, the ITI-007 program has advanced the furthest and will continue to consume increasing amounts of cash for conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct the activities necessary to pursue FDA approval of ITI-007 and our other product candidates, we expect the amount of cash needed to fund operations to increase significantly over the next several years.

With the termination of the Takeda License Agreement in October 2014, we will not receive milestone payments from Takeda and we will be responsible for the costs of developing ITI-214. On September 15, 2015, Takeda completed the transfer of the IND for ITI-214 to us. We intend to pursue the development of our PDE1 program, including ITI-214 for the treatment of several CNS and non-CNS conditions, and we expect a moderate increase in our operating expenses related to our PDE development programs through the end of 2016 and increasing further through 2017 as we enter into clinical activities and continue non-clinical activities of ITI-214.

We seek to balance the level of cash, cash equivalents and investments on hand with our projected needs and to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms. Until we can generate significant revenues from operations, we will need to satisfy our future cash needs through public or private sales of our equity securities, sales of debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of our product candidates and technology and, to a lesser extent, grant funding. We currently have a universal shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission, or SEC, in September 2016 that allows us to issue up to $350 million of our common stock, preferred stock, various series of debt securities, warrants, rights and purchase contracts to purchase any of such securities, either individually or in units, from time to time at prices and on terms to be determined at the time of any such offering. This registration statement will remain in effect for up to three years from the initial effective date.

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

In March 2014, we entered into a long-term lease, which was amended in 2015, for 16,753 square feet of useable laboratory and office space located at 430 East 29th Street, New York, New York 10016. Due to the amortization of total lease payments, we have recognized approximately $1.6 million of deferred rent in the year ended December 31, 2015 and approximately $1.0 million in the nine months ended September 30, 2016. The deferred rent balance will incrementally increase over approximately the four months following September 30, 2016. We occupied these facilities as our headquarters in March 2015, replacing our previous laboratories and offices. The lease, as amended, has a term of 12 years. We expect that our facility related costs will increase moderately as a result of leasing this facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

Total contractual obligations as of September 30, 2016 are summarized in the following table (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$16,256	$945	$4,471	$3,208	$7,632

The table of Contractual Obligations and Commitments does not reflect that, under the License Agreement with BMS, we may be obligated to make future milestone payments to BMS totaling $12 million; to make other future milestone payments to BMS for each licensed product of up to an aggregate of approximately $14.75 million; to make tiered single digit percentage royalty payments on sales of licensed products; and to pay BMS a percentage of non-royalty payments made in consideration of any sublicense. On September 30, 2016, the Company borrowed $125 million under a secured line of credit. This amount was repaid on October 3, 2016 and the secured line of credit was terminated on October 6, 2016.

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2016.

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

Interest Rate Sensitivity. As of September 30, 2016, we had cash, cash equivalents and marketable securities of approximately $537.8 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy for their intended uses before the FDA and other regulatory authorities in the European Union and elsewhere will approve them for commercialization. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or other regulatory authorities for premarket approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. Our lead product candidate, ITI-007, is in Phase 3 clinical development as a novel treatment for schizophrenia, bipolar depression and agitation associated with dementia, including Alzheimer’s disease. In September 2016, we announced top-line results from the second Phase 3 clinical trial (ITI-007-302) of ITI-007 for the treatment of patients with schizophrenia. In this trial, neither dose of ITI-007 separated from placebo on the primary endpoint, change from baseline on the PANSS total score, in the pre-defined patient population, but we believe the ITI-007 late-stage clinical development program, including two large, well-controlled positive studies and supportive evidence from this second Phase 3 study, collectively provide evidence of the efficacy and safety of ITI-007 for the treatment of schizophrenia. We have requested a meeting with the FDA’s Division of Psychiatry Products to discuss the submission of an NDA for ITI-007 in schizophrenia. In addition, we initiated Phase 3 development for the treatment of bipolar depression in the third quarter of 2015 and Phase 3 development for the treatment of agitation in patients with dementia, including Alzheimer’s disease, in the second quarter of 2016. In addition, all rights with respect to ITI-214, which has advanced into Phase 1 clinical trials, that we previously granted to Takeda were returned to us in connection with the termination of the Takeda License Agreement. On September 15, 2015, Takeda completed the transfer of the IND for ITI-214 to us. We intend to pursue the development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, which may include cognition in Parkinson’s disease, cognition in Alzheimer’s disease, cognition in schizophrenia and in other non-CNS indications. We cannot be certain that the clinical development of these or any other drug candidates in preclinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues from our product candidates currently in development, if any, will be derived from sales of drugs that will not become marketable for several years, if at all.

There is no guarantee that our planned clinical trials for ITI-007 will be successful.

In our Phase 1 and Phase 2 clinical trials, our lead product candidate, ITI-007, has demonstrated improved sleep maintenance, antipsychotic efficacy, and clinical signals consistent with reduction in negative symptoms associated with schizophrenia, depression and anxiety, and other symptoms associated with impaired social function. In September 2015, we announced top-line clinical results from our first randomized, double-blind, placebo-controlled Phase 3 clinical trial in patients with an acutely exacerbated episode of schizophrenia. In this trial, a once-daily 60 mg dose of ITI-007 met the primary endpoint and demonstrated antipsychotic efficacy with statistically significant superiority over placebo at week 4 (study endpoint). In addition, the 60 mg dose of ITI-007 met the key secondary endpoint of statistically significant improvement on the CGI-S. In September 2016, we announced top-line results from the second Phase 3 clinical trial of ITI-007 for the treatment of patients with schizophrenia. In this trial, neither dose of ITI-007 separated from placebo on the primary endpoint, change from baseline on the PANSS total score, in the pre-defined patient population. The active control, risperidone, did separate from placebo. In this trial, ITI-007 was statistically significantly better than risperidone on key safety and tolerability parameters and exhibited a safety profile similar to placebo. This replicates the safety and tolerability findings of our Phase 2 study in which the efficacy of ITI-007 60 mg and risperidone, the active control, were similar. We believe ITI-007 did not separate from placebo on the pre-specified primary endpoint in the ITI-007-302 study in part due to an unusually high placebo response at certain sites which disproportionately affected the trial results and contributed to the efficacy outcome of this study compared to our two previous positive efficacy studies. We believe the ITI-007 late-stage clinical development program, including two large, well-controlled positive studies and supportive evidence from this second Phase 3 study, collectively provide evidence of the efficacy and safety of ITI-007 for the treatment of schizophrenia. Across all three of our efficacy trials, ITI-007 60 mg improved symptoms of schizophrenia with the same magnitude of change from baseline in the primary endpoint, the PANSS total score. We have requested a meeting with the FDA’s Division of Psychiatry Products to discuss the regulatory path for this first-in-class investigational agent. In addition, we initiated Phase 3 development for the treatment of bipolar depression in the third quarter of 2015 and Phase 3 development for the treatment of agitation in patients with dementia, including Alzheimer’s disease, in the second quarter of 2016.

The historical rate of failures for product candidates in clinical development and late-stage clinical trials is high. While we may be required to conduct further clinical trials in patients with schizophrenia and we plan to conduct further clinical trials in other indications, there is no guarantee that we will have the same level of success in these trials as we have had in certain of our earlier clinical trials, or be successful at all.

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

If we do not successfully complete clinical development of ITI-007, we will be unable to market and sell products derived from it and to generate product revenues. Even though we have successfully completed certain clinical trials for ITI-007 in patients with schizophrenia, those results are not necessarily predictive of results of future pivotal trials that may be needed before we may submit an NDA to the FDA for the initial or other future indications. Of the vast number of drugs in development, only a small percentage result in the submission of an NDA to the FDA, and even less result in the NDA ultimately being approved by the FDA for commercialization.

We recently completed our second Phase 3 clinical trial of ITI-007 for the treatment of schizophrenia. Although we previously discussed our clinical development plans with the FDA, the agency may ultimately determine that our Phase 3 clinical trials and non-clinical studies, even if certain of the trials are successfully completed, are not sufficient for regulatory approval. If we are required to conduct additional clinical trials and non-clinical studies, our development of ITI-007 for schizophrenia will be more time-consuming and costly than we presently anticipate, which would have a material adverse effect on our business, results of operations and financial condition.

In June 2014, we held our end-of-Phase 2 meeting with the FDA to discuss our plans for initiating Phase 3 clinical trials of ITI-007 in schizophrenia. Following this meeting, we proceeded with our Phase 3 development program, in which we recently completed the second of two randomized, double-blind, placebo-controlled Phase 3 clinical trials of ITI-007 in patients with acutely exacerbated schizophrenia, with 450 patients enrolled in the first Phase 3 clinical trial and 696 patients enrolled in the second Phase 3 clinical trial. We completed enrollment of the first Phase 3 clinical trial in schizophrenia in the second quarter of 2015 and completed enrollment of the second Phase 3 clinical trial in schizophrenia in the second quarter of 2016. In the first Phase 3 trial, we randomized patients to two doses of ITI-007 (60mg or 40mg) or placebo over a 4-week treatment duration, and the primary outcome measure is change from baseline to Day 28 on the PANSS total score. In the second Phase 3 trial, we randomized patients to receive one of four treatments: 60 mg ITI-007, 20 mg ITI-007, 4 mg risperidone (active control) or placebo in a 1:1:1:1 ratio. The second Phase 3 trial was conducted for a 6-week treatment duration. We announced top-line results of the first Phase 3 clinical trial of ITI-007 in patients with schizophrenia in September 2015 and top-line results of the second Phase 3 clinical trial in September 2016. In the second Phase 3 clinical trial, neither dose of ITI-007 separated from placebo on the primary endpoint, change from baseline on the PANSS total score, in the pre-defined patient population. The active control, risperidone, did separate from placebo. In this trial, ITI-007 was statistically significantly better than risperidone on key safety and tolerability parameters and exhibited a safety profile similar to placebo. This replicates the safety and tolerability findings of our Phase 2 study in which the efficacy of ITI-007 60 mg and risperidone, the active control, were similar. We believe ITI-007 did not separate from placebo on the pre-specified primary endpoint in the ITI-007-302 study in part due to an unusually high placebo response at certain sites which disproportionately affected the trial results and contributed to the efficacy outcome of this study compared to our two previous positive efficacy studies. Even though we believe that our recently completed Phase 3 trials and ongoing and planned clinical and non-clinical studies for ITI-007 in schizophrenia, if successful, will be sufficient to support our NDA, the FDA may not agree with our belief that the ITI-007 late-stage clinical development program, including two large, well-controlled positive studies and supportive evidence from this second Phase 3 study, collectively provide evidence of the efficacy and safety of ITI-007 for the treatment of schizophrenia. In addition, the FDA may not agree with one or more aspects of our clinical trial designs, including the duration of the trials, clinical endpoints, controls, dose ranges, collection of safety data, or adequacy of our non-clinical studies. If we submit an NDA and the FDA does not agree with our clinical and non-clinical designs, our development of ITI-007 in schizophrenia and other indications may be delayed, and we may incur additional costs and devote additional resources to address any concerns the FDA may have with our trial designs. In addition, we may be required to conduct additional clinical trials or studies, which could result in additional delays and costs. There is no assurance that we will complete the other clinical and non-clinical studies within the timeframes and the costs that we currently expect, or at all, or in a manner that is acceptable to the FDA. Any delays or unplanned costs resulting from our Phase 3 clinical trials of ITI-007 in schizophrenia may have a material adverse effect on our business, results of operations and financial condition. Even if we eventually submit an NDA and receive approval of ITI-007, the FDA may grant approval contingent on the performance of costly additional post-approval clinical trials. The FDA may also approve ITI-007 for a more limited indication or a narrower patient population than we originally requested, and the FDA may not approve the labeling that we believe is necessary or desirable for the successful commercialization of ITI-007 or our other product candidates. Any delay in obtaining, or inability to obtain, applicable regulatory approval for ITI-007 would delay or prevent commercialization of ITI-007 and would materially adversely impact our business, results of operations and financial condition.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents and investment securities totaled $537.8 million at September 30, 2016, which includes net proceeds of approximately $121.8 million from the public offering of shares of our common stock in March 2015, approximately $327.4 million from the public offering of shares of our common stock in September 2015 and $125 million that we borrowed under a secured line of credit that was repaid on October 3, 2016. Excluding the $125 million that we repaid under the secured line of credit, we had cash, cash equivalents and investment securities totaling $412.8 million at September 30, 2016. We believe that our existing cash, cash equivalents and investment securities, together with interest on cash balances, will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2018, the amount and timing of our actual expenditures will depend upon numerous factors, including the ongoing status of our planned NDA submission for ITI-007 in patients with schizophrenia and the meeting that we have requested with the FDA regarding our clinical trial results; the ongoing status of our Phase 3 clinical trials of ITI-007 in patients with bipolar depression and dementia, including Alzheimer’s disease; the continued development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions; and our other planned clinical and non-clinical trials. We may require additional funds to obtain regulatory approval for ITI-007 for patients with bipolar disorder. Furthermore, we anticipate that we will need to secure additional funding to obtain regulatory approval for ITI-007 in patients with dementia, including Alzheimer’s disease, for further development of ITI-007 in other programs including in patients with depressive disorders and other indications, and for development of our other product candidates. If the FDA requires that we perform additional preclinical studies or clinical trials, or we experience delays or other setbacks in our clinical trials, our expenses would further increase beyond what we currently expect and the anticipated timing of any potential NDA would likely be delayed.

With the remaining proceeds from our public offerings in February 2014, March 2015 and September 2015, we intend to fund the following: the completion of two Phase 3 clinical trials of ITI-007 in patients with acute exacerbated schizophrenia, one of which we announced top-line results in September 2015 and the second of which we announced top-line results in September 2016; the initiation of other planned clinical and non-clinical trials, including manufacturing, needed for anticipated regulatory approval of ITI-007 in patients with acute exacerbated schizophrenia and other potential additional indications; pre-launch activities for ITI-007 for the treatment of schizophrenia and, if it receives regulatory approval, to fund our initial commercialization efforts; the completion of our clinical trials of ITI-007 in bipolar disorder as a monotherapy and as an adjunctive therapy with lithium or valproate, a program we initiated in the third quarter of 2015; clinical trials of ITI-007 for the treatment of behavioral disturbances in dementia; pre-clinical and clinical development of our ITI-007 long acting injectable development program; other clinical trials of ITI-007; the continued clinical development of our PDE1 program, including ITI-214; and research and preclinical development of our other product candidates and the continuation of manufacturing activities in connection with the development of ITI-007. The remaining proceeds, if any, will be used to fund new and ongoing research and development activities, new business opportunities, general corporate purposes, including general and administrative expenses, capital expenditures and working capital. Accordingly, we will continue to require substantial additional capital beyond the net proceeds from these offerings to continue our clinical development and commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the results of the meeting that we have requested with the FDA regarding our Phase 3 clinical trial results of ITI-007 in patients with schizophrenia;

•	the progress in, and the costs of, our preclinical studies and clinical trials and other research and development programs;

•	the scope, prioritization and number of our research and development programs;

•	the ability of any future collaborators and us to reach the milestones, and other events or developments, triggering payments under any future collaboration agreements or to otherwise make payments under such agreements;

•	our ability to enter into new, and to maintain any existing, collaboration and license agreements;

•	the extent to which any future collaborators are obligated to reimburse us for clinical trial costs under any future collaboration agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for clinical or commercial production;

•	the costs of preparing applications for regulatory approvals for our product candidates;

•	the costs of preparing for and establishing, or contracting for, sales and marketing capabilities if we obtain regulatory clearances to market our product candidates; and

•	the costs associated with litigation.

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

We will need to satisfy our future cash needs through public or private sales of our equity securities, sales of debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of our product candidates and technology and, to a lesser extent, grant funding. We filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on September 14, 2016, on which we registered for sale up to $350 million of securities of any combination of common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or grant licenses on terms that are not favorable to us.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2016.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

On November 9, 2016, we amended our employment agreement with Michael I. Halstead, our Senior Vice President, General Counsel and Secretary, our employment agreement with Robert Davis, Ph.D., our Senior Vice President and Chief Scientific Officer, and our employment agreement with Kimberly E. Vanover, Ph.D., our Senior Vice President, Clinical Development, solely to remove the provision from each of their employment agreements that allows for the payment of cash severance and the acceleration of equity in the event that the executive terminates his or her employment with us for any reason within one month following a change in control.

The summary of the amendments to our employment agreements with Mr. Halstead, Dr. Davis and Dr. Vanover is qualified in its entirety by reference to the full text of such amendments, copies of which are attached to this report as Exhibit 10.1, Exhibit 10.2 and Exhibit 10.3, respectively, and are incorporated herein by reference.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1*	Amendment No.1 to Employment Agreement dated as of November 9, 2016 by and between Michael I. Halstead and Intra-Cellular Therapies, Inc.*	X

10.2*	Amendment No.1 to Employment Agreement dated as of November 9, 2016 by and between Robert Davis, Ph.D. and Intra-Cellular Therapies, Inc.*	X

10.3*	Amendment No.1 to Employment Agreement dated as of November 9, 2016 by and between Kimberly Vanover, Ph.D. and Intra-Cellular Therapies, Inc.*	X

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015 (audited), (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).	X

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: November 9, 2016	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Date: November 9, 2016	By:	/s/ Lawrence J. Hineline
Lawrence J. Hineline
Vice President of Finance and Chief Financial Officer