Form 10-K
period 2016-12-31
Intra-Cellular Therapies, Inc.
filed 2017-03-01
CIK 1567514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Registrant’s telephone number, including area code (646) 440-9333

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.4 billion.

As of February 15, 2017, the registrant had 43,410,277 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

PART I

All brand names or trademarks appearing in this report are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress, or products in this report is not intended to, and does not, imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners. Unless the context requires otherwise, references in this report to the “Company,” “we,” “us,” and “our” refer to Intra-Cellular Therapies, Inc. and its wholly-owned subsidiaries, ITI, Inc. and ITI Limited.

Item 1.	BUSINESS

Overview

We are a biopharmaceutical company focused on the discovery and clinical development of innovative, small molecule drugs that address underserved medical needs in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system, or CNS. Lumateperone (also known as ITI-007) is our lead product candidate with mechanisms of action that, we believe, may represent an effective treatment across multiple therapeutic indications. In our pre-clinical and clinical trials to date, lumateperone combines potent serotonin 5-HT2A receptor antagonism, dopamine receptor phosphoprotein modulation, or DPPM, glutamatergic modulation, and serotonin reuptake inhibition into a single drug candidate for the treatment of acute and residual schizophrenia and for the treatment of bipolar disorder, including bipolar depression. At dopamine D2 receptors, lumateperone has been demonstrated to have dual properties and to act as both a pre-synaptic partial agonist and a post-synaptic antagonist. Lumateperone has also been demonstrated to have affinity for dopamine D1 receptors and indirectly stimulate phosphorylation of glutamatergic NMDA GluN2B receptors in a mesolimbic specific manner. We believe that this regional selectivity in brain areas thought to mediate the efficacy of antipsychotic drugs, together with serotonergic, glutamatergic, and dopaminergic interactions, may result in efficacy for a broad array of symptoms associated with schizophrenia and bipolar disorder with improved psychosocial function. The serotonin reuptake inhibition potentially allows for antidepressant activity in the treatment of schizoaffective disorder, other disorders with co-morbid depression, and/or as a stand-alone treatment for major depressive disorder. We believe lumateperone may also be useful for the treatment of other psychiatric and neurodegenerative disorders, particularly behavioral disturbances associated with dementia, autism, and other CNS diseases. Lumateperone is in Phase 3 clinical development as a novel treatment for schizophrenia, bipolar depression and agitation associated with dementia, including Alzheimer’s disease, or AD.

Lumateperone for the Treatment of Schizophrenia

In September 2015, we announced top-line clinical results from our first Phase 3 clinical trial of lumateperone for the treatment of patients with schizophrenia. This randomized, double-blind, placebo-controlled Phase 3 clinical trial was conducted at 12 sites in the United States with 450 patients randomized (1:1:1) to receive either 60 mg of ITI-007, 40 mg of ITI-007 or placebo once daily in the morning for 28 days. The pre-specified primary efficacy measure was change from baseline versus placebo at study endpoint (4 weeks) on the centrally rated Positive and Negative Syndrome Scale, or PANSS, total score. In this trial, the once-daily dose of 60 mg of ITI-007 met the primary endpoint and demonstrated antipsychotic efficacy with statistically significant superiority over placebo at week 4 (study endpoint) with additional improvements observed in social function. Moreover, the 60 mg dose of ITI-007 showed significant antipsychotic efficacy as early as week 1, which was maintained at every time point throughout the entire study. ITI-007 showed a dose-related improvement in symptoms of schizophrenia with the 40 mg dose approximating the trajectory of improvement seen with the 60 mg dose, but the effect with 40 mg did not reach statistical significance on the primary endpoint. In addition, the 60 mg dose of ITI-007 met the key secondary endpoint of statistically significant improvement on the Clinical Global Impression Scale for Severity of Illness, or CGI-S. The 40 mg dose of ITI-007 also demonstrated a statistically significant improvement versus placebo on the CGI-S, though not formally tested against placebo as a key secondary endpoint since it did not separate on the primary endpoint. A high treatment completion rate was observed with ITI-007 (87% of patients completed treatment on ITI-007 60 mg, 82% completed on ITI-007 40 mg, and 75% completed on placebo). Patients randomized to ITI-007 60 mg demonstrated a statistically significant longer time to treatment discontinuation due to any reason compared to placebo (p=0.006) and a statistically significant longer time to treatment discontinuation due to lack of efficacy (p=0.01). Consistent with previous studies, lumateperone had a favorable safety and tolerability profile as evidenced by motoric, metabolic, and cardiovascular characteristics similar to placebo, and no clinically significant changes in akathisia, extrapyramidal symptoms, prolactin, body weight, glucose, insulin, or lipids. The number of patients who discontinued treatment in this study due to an adverse event was low and the time to treatment discontinuation due to an adverse event was not statistically significantly different from placebo for either dose of lumateperone.

In September 2015, we also announced top-line data from an open-label positron emission tomography, or PET, study of lumateperone examining brain occupancy of striatal D2 receptors. This study was conducted in patients diagnosed with schizophrenia who were otherwise healthy and stable with respect to their psychosis. After washout from their previous antipsychotic medication for at least two weeks, PET was used to determine target occupancy in brain regions at baseline (drug-free) and again after two weeks of once daily lumateperone oral administration. In this trial, the 60 mg dose of ITI-007 was associated with a mean of approximately 40% striatal dopamine D2 receptor occupancy. As predicted by preclinical and earlier clinical data, lumateperone demonstrated antipsychotic effect at relatively low striatal D2 receptor occupancy, lower than the occupancy range required by most other antipsychotic drugs. Unlike any existing schizophrenia treatment, this dopamine receptor phosphoprotein modulator, or DPPM, acts as a pre-synaptic partial agonist and post-synaptic antagonist at D2 receptors. We believe this mechanism likely contributes to the favorable safety profile of lumateperone, with reduced risk for hyperprolactinemia, akathisia, extrapyramidal symptoms, and other motoric side effects.

The top-line results from our first Phase 3 clinical trial of lumateperone confirm the earlier Phase 2 results that we announced in December 2013, in which lumateperone exhibited antipsychotic efficacy in a randomized, double-blind, placebo and active controlled clinical trial in patients with schizophrenia. In this Phase 2 trial (ITI-007-005), 335 patients were randomized to receive one of four treatments: 60 mg of ITI-007, 120 mg of ITI-007, 4 mg of risperidone (active control) or placebo in a 1:1:1:1 ratio, orally once daily for 28 days. The primary endpoint for this clinical trial was change from baseline to Day 28 on the PANSS total score. In this study, lumateperone met the trial’s pre-specified primary endpoint, improving symptoms associated with schizophrenia as measured by a statistically significant and clinically meaningful decrease in the PANSS total score. The trial also met key secondary outcome measures related to efficacy on PANSS subscales and safety.

In September 2016, we announced top-line results from the second Phase 3 clinical trial (ITI-007-302) of lumateperone for the treatment of patients with schizophrenia. In this trial, neither dose of lumateperone separated from placebo on the primary endpoint, change from baseline on the PANSS total score, in the pre-defined patient population. The active control, risperidone, did separate from placebo. In this trial, lumateperone was statistically significantly better than risperidone on key safety and tolerability parameters and exhibited a safety profile similar to placebo. This replicates the safety and tolerability findings of our Phase 2 study (ITI-007-005) in which the efficacy of ITI-007 60 mg and risperidone, the active control, were similar. We believe lumateperone did not separate from placebo on the pre-specified primary endpoint in the ITI-007-302 study in part due to an unusually high placebo response at certain sites which disproportionately affected the trial results and contributed to the efficacy outcome of this study compared to our two previous positive efficacy studies. In addition, we believe other confounding factors may have played a role in the efficacy outcome of ITI-007-302, including an expectation bias and the potential for functional unblinding. We believe the lumateperone late-stage clinical development program, including two large, well-controlled positive studies and supportive evidence from this second Phase 3 study, collectively provide evidence of the efficacy and safety of lumateperone for the treatment of schizophrenia. Across all three of our efficacy trials, ITI-007 60 mg improved symptoms of schizophrenia with the same trajectory and magnitude of change from baseline in the primary endpoint, the PANSS total score.

We have a meeting scheduled with the Division of Psychiatry Products of the U.S. Food and Drug Administration, or FDA, in late March 2017 to discuss the submission of a new drug application, or NDA, for lumateperone in schizophrenia. We expect to provide an update on the status of our discussions with the FDA following this meeting.

We will need to complete other development, manufacturing and pre-commercialization activities necessary to support the submission of a planned NDA for lumateperone in schizophrenia.

Lumateperone for the Treatment of Depressive Episodes Associated with Bipolar Disorder (Bipolar Depression)

Our bipolar depression program consists of two Phase 3 multi-center, randomized, double-blind, placebo-controlled clinical trials: one to evaluate lumateperone as a monotherapy and the other to evaluate lumateperone as an adjunctive therapy with lithium or valproate. In each trial, patients with a clinical diagnosis of Bipolar I or Bipolar II disorder and who are experiencing a current major depressive episode are randomized to receive one of three treatments: 60 mg ITI-007, 40 mg ITI-007, or placebo in a 1:1:1 ratio orally once daily for 6 weeks. In the ITI-007-401 trial, patients receive lumateperone or placebo as a monotherapy. In the ITI-007-402 trial, patients receive lumateperone or placebo adjunctive to their existing mood stabilizer lithium or valproate. In both trials, we are employing a number of strategies designed to ensure we recruit appropriately diagnosed patients in an effort to reduce the risk of a high placebo response. Patient enrollment in the ITI-007-401 trial, is expected to complete in the first half of 2018. Patient enrollment in the ITI-007-402 trial, is expected to complete in the second half of 2018. One of our strategies to optimize potential success in this program is to initiate a third trial in bipolar depression conducted globally. We anticipate completing patient enrollment in our global study by the end of 2018.

The primary endpoint for both clinical trials is change from baseline at Day 42 on the Montgomery-Åsberg Depression Rating Scale, or MADRS, total score versus placebo. The MADRS is a well-validated 10-item checklist that measures the ability of a drug to reduce overall severity of depressive symptoms. Individual items are rated by an expert clinician on a scale of 0 to 6 in which a score of 6 represents the most depressed evaluation for each item assessed. The total score ranges from 0 to 60. Secondary endpoints include measures of social function and quality of life that may illustrate the differentiated clinical profile of lumateperone. Safety and tolerability are also assessed in both clinical trials.

Lumateperone for the Treatment of Behavioral Disturbances Associated with Dementia, Including Alzheimer’s Disease

In the fourth quarter of 2014, we announced the top-line data from ITI-007-200, a Phase 1/2 clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of low doses of lumateperone in healthy geriatric subjects and in patients with dementia, including AD. The completion of this study marks an important milestone in our strategy to develop low doses of lumateperone for the treatment of behavioral disturbances associated with dementia and related disorders. The ITI-007-200 trial results indicate that lumateperone is safe and well-tolerated across a range of low doses, has linear- and dose-related pharmacokinetics and improves cognition in the elderly. The most frequent adverse event was mild sedation at the higher doses. We believe these results further position lumateperone as a development candidate for the treatment of behavioral disturbances in patients with dementia and other neuropsychiatric and neurological conditions.

In the second quarter of 2016, we initiated Phase 3 development of lumateperone for the treatment of agitation in patients with dementia, including AD. Our ITI-007-201 trial is a Phase 3 multi-center, randomized, double-blind, placebo-controlled clinical trial in patients with a clinical diagnosis of probable AD and clinically significant symptoms of agitation. In this trial, approximately 360 patients are planned to be randomized to receive 9 mg ITI-007 or placebo in a 1:1 ratio orally once daily for four weeks. This study includes a single interim analysis reviewed by an independent data monitoring committee, which will be used to assess the assumptions of variability and effect size. The primary efficacy measure is the Cohen-Mansfield Agitation Inventory—Community version, or CMAI-C. The CMAI-C is a well-validated 37-item scale that measures the ability of a drug to reduce overall frequency of agitation symptoms, including aggressive behaviors. Individual items are rated by an expert clinician on a scale of 1 to 7 in which a score of 7 represents the most frequent for each item assessed. The key secondary efficacy measure is a Clinical Global Impression scale for Severity, or CGI-S, of illness. Other exploratory secondary endpoints include measures of other behavioral disturbances associated with dementia. Safety and tolerability are also assessed in the trial.

Other Indications for Lumateperone

We are also pursuing clinical development of lumateperone for the treatment of additional CNS diseases and disorders. At the lowest doses, lumateperone has been demonstrated to act primarily as a potent 5-HT2A serotonin receptor antagonist. As the dose is increased, additional benefits are derived from the engagement of additional drug targets, including modest dopamine receptor modulation and modest inhibition of serotonin transporters. We believe that combined interactions at these receptors may provide additional benefits above and beyond selective 5-HT2A antagonism for treating agitation, aggression and sleep disturbances in diseases that include dementia, AD, Huntington’s disease and autism spectrum disorders, while avoiding many of the side effects associated with more robust dopamine receptor antagonism. As the dose of lumateperone is further increased, leading to moderate dopamine receptor modulation, inhibition of serotonin transporters, and indirect glutamate modulation, these actions complement the complete blockade of 5-HT2A serotonin receptors. At a dose of 60 mg, ITI-007 has been shown effective in treating the symptoms associated with schizophrenia, and we believe this higher dose range will be useful for the treatment of bipolar disorder, depressive disorders and other neuropsychiatric diseases. Within the ITI-007 portfolio, we are also developing a long-acting injectable formulation to provide more treatment options to patients suffering from mental illness. Given the encouraging tolerability data to date with oral lumateperone, we believe that a long-acting injectable option, in particular, may lend itself to being an important formulation choice for patients.

Given the potential utility for lumateperone and follow-on compounds to treat these additional indications, we may investigate, either on our own or with a partner, agitation, aggression and sleep disturbances in additional diseases that include autism spectrum disorders, depressive disorder, intermittent explosive disorder, non-motor symptoms and motor complications associated with Parkinson’s disease, and posttraumatic stress disorder. We hold exclusive, worldwide commercialization rights to lumateperone and a family of compounds from Bristol-Myers Squibb Company pursuant to an exclusive license.

Other Product Candidates

We have a second major program called ITI-002 that has yielded a portfolio of compounds that selectively inhibits the enzyme phosphodiesterase type 1, or PDE1. We believe PDE1 helps regulate brain activity related to cognition, memory processes and movement/coordination. On February 25, 2011, we (through our wholly owned operating subsidiary, ITI) and Takeda Pharmaceutical Company Limited, or Takeda, entered into a license and collaboration agreement, or the Takeda License Agreement, under which we agreed to collaborate to research, develop and commercialize our proprietary compound ITI-214 and other selected compounds that selectively inhibit PDE1 for use in the prevention and treatment of human diseases. On October 31, 2014, we entered into an agreement with Takeda terminating the Takeda License Agreement, or the Termination Agreement, pursuant to which all rights granted under the Takeda License Agreement were returned to us. On September 15, 2015, Takeda completed the transfer of the Investigational New Drug application, or IND, for ITI-214 to us. ITI-214 is the first compound in its class to successfully advance into Phase 1 clinical trials. We intend to pursue the development of our PDE program, including ITI-214, for the treatment of several CNS and non-CNS conditions, including cardiovascular disease. Following the positive safety and tolerability results in our Phase 1 program, in the first half of 2017 we expect to initiate a Phase 1/2 clinical trial with ITI-214 in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints.

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

We were originally incorporated in the State of Delaware in August 2012 under the name “Oneida Resources Corp.” Prior to a reverse merger that occurred on August 29, 2013, or the Merger, Oneida Resources Corp. was a “shell” company registered under the Securities Exchange Act of 1934, or the Exchange Act, with no specific business plan or purpose until it began operating the business of ITI, Inc., or ITI, through the Merger transaction on August 29, 2013. ITI was incorporated in Delaware in May 2001 to focus primarily on the development of novel drugs for the treatment of neuropsychiatric and neurologic diseases and other disorders of the CNS. Effective upon the Merger, a wholly-owned subsidiary of the Company merged with and into ITI, and ITI continues as the operating subsidiary of the Company and ITI’s business continues as the business of the Company. As used herein, the words the “Company,” “we,” “us,” and “our” refer to the current Delaware Corporation and its wholly owned subsidiaries, ITI, Inc. and ITI Limited.

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

Our Strategy

Our goal is to discover and develop novel small molecule therapeutics for the treatment of CNS diseases in order to improve the lives of people suffering from such illnesses. Using our key understanding of intracellular signaling, we seek to accomplish our goal, using our in-house expert drug discovery and clinical development teams, in two ways:

•	we seek to have the capability to develop first-in-class medications with novel mechanisms that have the potential to treat CNS diseases for which there are no previously marketed drugs; and

•	we seek to develop drugs that either can differentiate themselves in competitive markets by addressing aspects of CNS disease which are not treated by currently marketed drugs or can be effective with fewer side effects.

The key elements of our strategy are to:

•	complete the development of lumateperone for its lead indication, treatment of schizophrenia, and for additional neuropsychiatric indications, such as bipolar disorder, behavioral disturbances in dementia, including AD and residual symptoms in schizophrenia;

•	expand the commercial potential of lumateperone by investigating its usefulness in additional neurological areas, such as autism spectrum disorder, and in additional neuropsychiatric indications, such as sleep disorders associated with neuropsychiatric and neurological disorders and major depressive disorder;

•	continue to develop PDE inhibitor compounds, such as ITI-214, for the treatment of CNS and other disorders; and

•	advance earlier stage product candidates in our pipeline.

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

During the years ended December 31, 2016 and 2015, we incurred approximately $93.8 million and $87.7 million in research and development expenses, respectively.

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

Schizophrenia

Schizophrenia is a disabling and chronic mental illness that is characterized by multiple symptoms during an acute phase of the disorder that can include so-called “positive” symptoms, such as hallucinations, hearing voices, grandiose beliefs and suspiciousness or paranoia. These symptoms can be accompanied by additional, harder to treat symptoms, such as social withdrawal, blunted emotional response and speech deficits, collectively referred to as “negative” symptoms, difficulty concentrating and disorganized thoughts, or cognitive impairment, depression and insomnia. Such residual symptoms often persist even after the acute positive symptoms subside, and contribute substantially to the social and employment disability associated with schizophrenia. Current antipsychotic medications provide some relief for the symptoms associated with the acute phase of the disorder, but they do not effectively treat the residual phase symptoms associated with chronic schizophrenia. Currently available medications used to treat acute schizophrenia are limited in their use due to side effects that can include movement disorders, weight gain, metabolic disturbances, and cardiovascular disorders. Indeed, the side effects associated with current antipsychotic medications often make some of the residual phase symptoms, such as negative symptoms and social function, worse. There is an unmet medical need for new therapies that have improved side effect and efficacy profiles.

According to the National Institute of Mental Health, over 1% of the world’s population suffers from schizophrenia, and more than 2.5 million Americans suffer from the illness in any given year. Worldwide sales of antipsychotic drugs exceeded $20 billion in 2015. These drugs have been increasingly used by physicians to address a range of disorders in addition to schizophrenia, including bipolar disorder and a variety of psychoses and related conditions in elderly patients. Despite their commercial success, current antipsychotic drugs have substantial limitations, including inadequate efficacy and severe side effects.

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

Behavioral Disturbances in Dementia, Including Alzheimer’s Disease

It has been estimated that 44.4 million people worldwide were living with dementia in 2013, including over 5.2 million patients with AD in the United States. This number is expected to increase to 75.6 million by 2030 and to increase to 135.5 million by 2050. While the diagnostic criteria for AD and other dementias mostly focus on the related cognitive deficits, it is often the behavioral and psychiatric symptoms that are most troublesome for caregivers and lead to poor quality of life for patients. Several behavioral symptoms are quite prevalent in patients with dementia, including patients with AD. In view of the potential multiple effects of lumateperone on aggression, agitation, sleep disorders and depression, and its safety profile to date, we believe that lumateperone may provide a novel therapy for treating the behavioral disturbances accompanying dementia, including AD.

The FDA has not approved any drug to treat the behavioral symptoms of dementia, including AD. As symptoms progress and become more severe, physicians often resort to off-label use of antipsychotic medications in these patients. Current antipsychotic drugs are associated with a number of side effects, which can be problematic for elderly patients with dementia. In addition, antipsychotic drugs may exacerbate the cognitive disturbances associated with dementia. We believe there is a large unmet medical need for a safe and effective therapy to treat the behavioral symptoms in patients with dementia, including AD.

Alzheimer’s Disease

AD is a progressive neurodegenerative disorder that slowly destroys memory and thinking skills, and eventually even the ability to carry out simple tasks. Its symptoms include cognitive dysfunction, memory abnormalities, progressive impairment in activities of daily living, and a host of behavioral and neuropsychiatric symptoms. AD primarily affects older people and, in most cases, symptoms first appear after age 60. AD gets worse over time and is fatal.

The market for AD therapeutics is categorized into two segments: acetylcholinesterase inhibitors and NMDA receptor antagonists, which include Aricept®, Namenda®, Exelon® and Ebixa®. These two segments had total sales of $4.9 billion in 2013.

According to the Alzheimer’s Association, 5.2 million people in the United States are living with AD, and it is currently the fifth leading cause of death for people age 65 and older. It has been estimated that 44.4 million people worldwide were living with dementia in 2013. This number is expected to increase to 75.6 million by 2030 and to increase to 135.5 million by 2050. While the diagnostic criteria for AD mostly focus on the related cognitive deficits, it is often the behavioral and psychiatric symptoms that are most troublesome for caregivers and lead to poor quality of life for patients. These symptoms include agitation, aggressive behaviors, depression, sleep disorders, and psychosis. Studies have suggested that approximately 60% of patients with AD experience agitation/aggression, up to 87% of patients experience depression, approximately 60% of patients experience sleep disturbances, particularly as an increased likelihood of day-night reversal, and approximately 20% to 51% of AD patients may develop psychosis at some point in the disease process, commonly consisting of hallucinations and delusions. The diagnosis of AD psychosis is associated with more rapid cognitive and functional decline and institutionalization. Sleep disturbances increase the likelihood of day-night reversal, increased agitation and increased caregiver stress that strongly influences decisions for nursing home placement.

The FDA has not approved any drug to treat the behavioral symptoms of AD. As symptoms progress and become more severe, physicians often resort to off-label use of antipsychotic medications in these patients. Current antipsychotic drugs are associated with a number of side effects, which can be problematic for elderly patients with AD. In addition, antipsychotic drugs may exacerbate the cognitive disturbances associated with AD. Current antipsychotic drugs also have a boxed warning for use in elderly patients with dementia-related psychosis due to increased mortality and morbidity. There is a large unmet medical need for a safe and effective therapy to treat the behavioral symptoms in patients with AD.

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

Parkinson’s disease is the second most common neurodegenerative disorder after AD. According to the National Parkinson Foundation, about 1 million people in the United States and from approximately 4 to

6 million people worldwide suffer from this disease. Parkinson’s disease is more common in people over 60 years of age, and the prevalence of this disease is expected to increase significantly as the average age of the population increases. Parkinson’s disease patients are commonly treated with dopamine replacement therapies, such as levodopa, commonly referred to as L-DOPA, which is metabolized to dopamine, and dopamine agonists, which are molecules that mimic the action of dopamine. Sales of therapeutics such as L-DOPA and dopamine agonists used to treat the motor symptoms of the disease reached $2.3 billion in 2013.

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

OUR THERAPEUTIC PIPELINE

Lumateperone Program

Our lead product candidate, lumateperone, possesses mechanisms of action that we believe may represent an effective treatment across multiple therapeutic indications. In the third quarter of 2016, we completed the second Phase 3 trial for the treatment of schizophrenia. In our pre-clinical and clinical trials to date, we have demonstrated that lumateperone combines potent serotonin 5-HT2A receptor antagonism, dopamine receptor phosphoprotein modulation, or DPPM, glutamatergic modulation and serotonin reuptake inhibition into a single drug candidate for the treatment of acute and residual schizophrenia. At dopamine D2 receptors, lumateperone has been demonstrated to have dual properties and to act as both a pre-synaptic partial agonist and a post-synaptic antagonist. Lumateperone has also been demonstrated to have affinity for dopamine D1 receptors and indirectly stimulate phosphorylation of glutamatergic NMDA NR2B, or GluN2B, receptors in a mesolimbic specific manner. We believe that this regional selectivity in brain areas thought to mediate the efficacy of antipsychotic drugs, together with serotonergic, glutamatergic, and dopaminergic interactions, may result in antipsychotic efficacy for positive, negative, affective and cognitive symptoms associated with schizophrenia. The serotonin reuptake inhibition could allow for antidepressant activity for the treatment of schizoaffective disorder, other disorders with co-morbid depression, and/or as a stand-alone treatment for major depressive disorder. We believe lumateperone may also be useful for the treatment of bipolar disorder and other psychiatric and neurodegenerative disorders, particularly behavioral disturbances associated with dementia, autism and other CNS diseases.

We believe these features of lumateperone may be able to improve the quality of life of patients with schizophrenia and enhance social function to allow them to integrate more fully into their families and their workplaces. In addition, lumateperone may be shown to treat disorders at either low-doses (e.g., sleep, aggression and agitation) or high-doses (e.g., acute exacerbated and residual schizophrenia, bipolar disorders, and mood disorders).

Lumateperone for the treatment of exacerbated and residual schizophrenia

In multiple clinical trials of lumateperone in patients with schizophrenia, the drug candidate has demonstrated clinical signals consistent with reductions in psychosis, depression and insomnia. Reductions in psychosis are consistent with the potential to treat acute schizophrenia, whereas reductions in depression and insomnia are consistent with the potential to treat residual phase schizophrenia. Lumateperone has been shown to be safe and well-tolerated across a wide range of doses in these studies. Further, at doses that have demonstrated clinical activity, lumateperone has caused fewer adverse effects than those typically associated with antipsychotic drug treatment, such as impaired motor function. These adverse side effects can be a major cause of patient noncompliance with current antipsychotic therapies and can lead to poorer social function.

Phase 2 Clinical Trial (ITI-007-005)

Lumateperone exhibited antipsychotic efficacy in ITI-007-005, a randomized, double-blind, placebo and active controlled Phase 2 clinical trial in patients with an acutely exacerbated episode of schizophrenia. In December 2013, we announced the clinical results from this Phase 2 trial. In this Phase 2 trial, 335 patients were randomized to receive one of four treatments: 60 mg of ITI-007, 120 mg of ITI-007, 4 mg of risperidone (active control) or placebo in a 1:1:1:1 ratio. Patients received study treatment orally once daily in the morning for 28 days. Of those randomized, 311 patients were included in the intent-to-treat primary analysis. Subject participation lasted approximately 7 to 8 weeks, including a one week screening period, a four week treatment period followed by stabilization on standard of care, and a safety follow up visit approximately two weeks after stabilization. The primary endpoint for this clinical trial was change from baseline to Day 28 on the PANSS total score. The PANSS is a well-validated 30-item rating scale that measures the ability of a drug to reduce schizophrenia symptom severity. The PANSS measures positive symptoms, such as delusions, suspiciousness, and hallucinations; negative symptoms, such as blunted affect, social and emotional withdrawal, and stereotyped thinking; and general psychopathology, such as anxiety, tension, depression, and active social avoidance.

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

In December 2013, we announced that topline results from the ITI-007-005 study indicated that lumateperone met the trial’s pre-specified primary endpoint, improving symptoms associated with schizophrenia as measured by a statistically significant and clinically meaningful decrease in the PANSS total score. The trial also met key secondary outcome measures related to efficacy on PANSS subscales and safety.

Many patients with schizophrenia have deficits in social function. Social function is the ability to recognize, understand, process and use external cues to solve problems, maintain work performance and conduct interpersonal relationships. Deficits in social function often remain after positive symptoms, such as hallucinations and delusions, have resolved in these patients. In the Phase 2 trial, lumateperone exhibited a differentiating response profile across a broad range of symptoms that we believe is consistent with improvements in these social functioning deficits. The study also showed that lumateperone was well-tolerated at the tested doses. Lumateperone demonstrated a favorable safety profile in the study without characteristic antipsychotic drug side effects or any serious adverse events.

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

Consistent with preliminary indications from the interim analysis and with the drug candidate’s pharmacological profile, ITI-007 at a dose of 60 mg significantly improved certain items on the negative symptom and general psychopathology subscales consistent with improved social function. The study was statistically powered only on the primary endpoint. Lumateperone did significantly improve many secondary endpoints, although the study was not designed for significance on secondary endpoints and was not powered to detect statistical differences in subgroup analyses.

A high percentage (74%) of randomized subjects completed trial participation. Only 19% of subjects discontinued from study treatment during the 28 day study treatment period, and an additional 7% of subjects completed study treatment but were lost to follow up.

In the Phase 2 trial, lumateperone was well-tolerated. The most frequent AE was sedation, as described above. There were no serious adverse events related to lumateperone. There were no clinically meaningful changes in safety measures with lumateperone. Notably, lumateperone demonstrated a favorable metabolic profile with no increase of blood levels of glucose, insulin, cholesterol or triglycerides over a four week treatment period. Moreover, in contrast to risperidone, 60 mg of ITI-007 was effective with no difference from placebo on weight change parameters, prolactin levels, extrapyramidal symptoms (EPS) or akathisia. lumateperone was not associated with EPS as measured by the Simpson-Angus Scale, Barnes Akathisia Rating Scale, or Abnormal Involuntary Movement Scale. There was no increase in suicidal ideation or behavior with lumateperone.

Phase 3 Clinical Trials and Regulatory Plans

Lumateperone for the treatment of schizophrenia is currently in Phase 3 development. We have conducted two randomized, double-blind, placebo-controlled Phase 3 clinical trials of lumateperone in patients with acutely exacerbated schizophrenia. In September 2015, we announced top-line clinical results from our first Phase 3 clinical trial of Lumateperone for the treatment of patients with schizophrenia. This randomized, double-blind, placebo-controlled Phase 3 clinical trial was conducted at 12 sites in the United States with 450 patients randomized (1:1:1) to receive either 60 mg of ITI-007, 40 mg of ITI-007 or placebo once daily in the morning for 28 days. The pre-specified primary efficacy measure was change from baseline versus placebo at study endpoint (4 weeks) on the centrally rated Positive and Negative Syndrome Scale, or PANSS, total score. In this trial, the once-daily dose of 60 mg of ITI-007 met the primary endpoint and demonstrated antipsychotic efficacy with statistically significant superiority over placebo at week 4 (study endpoint) with additional improvements observed in social function. Moreover, the 60 mg dose of ITI-007 showed significant antipsychotic efficacy as early as week 1, which was maintained at every time point throughout the entire study. ITI-007 showed a dose-related improvement in symptoms of schizophrenia with the 40 mg dose approximating the trajectory of improvement seen with the 60 mg dose, but the effect with 40 mg did not reach statistical significance on the primary endpoint. In addition, the 60 mg dose of ITI-007 met the key secondary endpoint of statistically significant improvement on the Clinical Global Impression Scale for Severity of Illness, or CGI-S. The 40 mg dose of ITI-007 also demonstrated a statistically significant improvement versus placebo on the CGI-S, though not formally tested against placebo since it did not separate on the primary endpoint. Consistent with previous studies, lumateperone had a favorable safety and tolerability profile as evidenced by motoric, metabolic, and cardiovascular characteristics similar to placebo, and no clinically significant changes in akathisia, extrapyramidal symptoms, prolactin, body weight, glucose, insulin, or lipids. In September 2016, we announced top-line results from the second Phase 3 clinical trial (ITI-007-302) of lumateperone for the treatment of patients with schizophrenia. In this trial, neither dose of ITI-007 separated from placebo on the primary endpoint, change from baseline on the PANSS total score, in the pre-defined patient population. The active control, risperidone, did separate from placebo. In this trial, lumateperone was statistically significantly better than risperidone on key safety and tolerability parameters and exhibited a safety profile similar to placebo. This replicates the safety and tolerability findings of our Phase 2 study (ITI-007-005) in which the efficacy of ITI-007 60 mg and risperidone, the active control, were similar. We believe lumateperone did not separate from placebo on the pre-specified primary endpoint in the ITI-007-302 study in part due to an unusually high placebo response at certain sites which disproportionately affected the trial results and contributed to the efficacy outcome of this study compared to our two previous positive efficacy studies. In addition, we believe other confounding factors may have played a role in the efficacy outcome of ITI-007-302, including an expectation bias and the potential for functional unblinding. We believe the lumateperone late-stage clinical development program, including two large, well-controlled positive studies and supportive evidence from this second Phase 3 study, collectively provide evidence of the efficacy and safety of lumateperone for the treatment of schizophrenia. Across all three of our efficacy trials, ITI-007 60 mg improved symptoms of schizophrenia with the same trajectory and magnitude of change from baseline in the primary endpoint, the PANSS total score.

We have a meeting scheduled with the FDA in late March of 2017 to discuss the submission of an NDA for lumateperone in schizophrenia. We expect to provide an update on the status of our discussions with the FDA following this meeting.

We will need to complete other development, manufacturing and pre-commercialization activities necessary to support the submission of a planned NDA for lumateperone in schizophrenia. In addition to the meeting we have scheduled in late March of 2017 with the FDA, additional meetings with the FDA may be requested, as needed, to discuss in greater detail our plans for schizophrenia, and other elements of our regulatory strategy, including additional therapeutic indications, as the program progresses. Our clinical plans may change based on any discussions with the FDA, the relative success and cost of our research, preclinical and clinical development programs, whether we are able to enter into future collaborations, and any unforeseen delays or cash needs. If the FDA does not agree with our clinical development plans for lumateperone, our development of lumateperone may be delayed and the costs of our development of lumateperone could increase, which would have a material adverse effect on our business, financial condition and results of operations.

We are also developing long acting injectable formulations of ITI-007 for the treatment of schizophrenia. This is a pre-clinical stage development program and we expect to commence clinical development in 2018.

PET study of lumateperone in patients with stable schizophrenia

On September 16, 2015, we announced top-line data from an open-label PET study of lumateperone examining brain occupancy of striatal D2 receptors. This study was conducted in patients diagnosed with schizophrenia who were otherwise healthy and stable with respect to their psychosis. After washout from their previous antipsychotic medication for at least two weeks, PET was used to determine target occupancy in brain regions at baseline (drug-free) and again after two weeks of once daily lumateperone oral administration. In this trial, the 60 mg dose of ITI-007 was associated with a mean of approximately 40% striatal dopamine D2 receptor occupancy. As predicted by preclinical and earlier clinical data, lumateperone demonstrated antipsychotic effect at relatively low striatal D2 receptor occupancy, lower than the occupancy range required by most other antipsychotic drugs. Unlike any existing schizophrenia treatment, this dopamine receptor phosphoprotein modulator, or DPPM, acts as a pre-synaptic partial agonist and post-synaptic antagonist at D2 receptors. We believe this mechanism likely contributes to the favorable safety profile of lumateperone, with reduced risk for hyperprolactinemia, akathisia, extrapyramidal symptoms, and other motoric side effects.

Lumateperone for the treatment of depressive episodes associated with bipolar disorder (bipolar depression)

The pharmacological profile of lumateperone offers the potential to treat bipolar mania, depression, and mixed symptoms at doses similar to those targeted for the treatment of schizophrenia. We believe that lumateperone may be effective alone or in combination with mood stabilizers. Given that many patients with bipolar disorder also experience disturbed sleep and cognitive impairment similar to that observed in schizophrenia, we believe that lumateperone may treat a wide array of symptoms in patients with bipolar disorder, including improvement of cognition and sleep.

Our bipolar depression program consists of two Phase 3 multi-center, randomized, double-blind, placebo-controlled clinical trials: one to evaluate lumateperone as a monotherapy and the other to evaluate lumateperone as an adjunctive therapy with lithium or valproate. In each trial, patients with a clinical diagnosis of Bipolar I or Bipolar II disorder and who are experiencing a current major depressive episode are randomized to receive one of three treatments: 60 mg ITI-007, 40 mg ITI-007, or placebo in a 1:1:1 ratio orally once daily for 6 weeks. In the ITI-007-401 trial, patients receive lumateperone or placebo as a monotherapy. In the ITI-007-402 trial, patients receive lumateperone or placebo adjunctive to their existing mood stabilizer lithium or valproate. In both trials, we are employing a number of strategies designed to ensure we recruit appropriately diagnosed patients in an effort to reduce the risk of a high placebo response. Patient enrollment in the ITI-007-401 trial, is expected to complete in the first half of 2018. Patient enrollment in the ITI-007-402 trial, is expected to complete in the second half of 2018. One of our strategies to optimize potential success in this program is to initiate a third trial in bipolar depression conducted globally. We anticipate completing patient enrollment in our global study by the end of 2018.

The primary endpoint for both clinical trials is change from baseline at Day 42 on the Montgomery-Åsberg Depression Rating Scale (MADRS) total score versus placebo. The MADRS is a well-validated 10-item checklist that measures the ability of a drug to reduce overall severity of depressive symptoms. Individual items are rated by an expert clinician on a scale of 0 to 6 in which a score of 6 represents the most depressed evaluation for each item assessed. The total score ranges from 0 to 60. Secondary endpoints include measures of social function and quality of life that may illustrate the differentiated clinical profile of lumateperone. Safety and tolerability are also assessed in both clinical trials.

Lumateperone for the treatment of behavioral disturbances associated with dementia, including Alzheimer’s disease

Behavioral disturbances are common in dementia and AD. These disturbances are a major component of the burden to caregivers, and often lead to institutionalization. Although currently available treatments for patients with dementia mainly address cognitive disturbances, behavioral disturbances are considerably more problematic and likely more amenable to drug treatment. Several behavioral symptoms are quite prevalent in patients with dementia, including patients with AD. In the fourth quarter of 2014, we announced the top-line data from ITI-007-200, a Phase 1/2 clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of low doses of lumateperone in healthy geriatric subjects and in patients with dementia, including AD. The ITI-007-200 clinical trial was conducted in two parts. Part 1 was a randomized, double-blind, placebo-controlled multiple ascending dose evaluation of lumateperone in healthy geriatric subjects. In each of three cohorts in Part 1, approximately 10 subjects were randomized to receive lumateperone (N=8) or placebo (N=2) orally once daily in the morning for seven days. Doses of ITI-007 up to and including 30 mg were evaluated in three cohorts in Part 1. In Part 2, eight patients with dementia were randomized to receive 9 mg ITI-007 (N=5) or placebo (N=3) orally once a day in the evening for seven days. The primary objectives of the study were to evaluate the safety, tolerability and pharmacokinetics of lumateperone in the elderly and in the target dementia patient population. Secondary measures were included to explore the effects of lumateperone on cognition and agitation. The Hopkins Verbal Learning Test-R, or HVLT-R, was used to assess cognition in healthy geriatric subjects and dementia patients. The results demonstrated impaired verbal learning and memory (recall and recognition memory) by dementia patients relative to healthy geriatric subjects. Moreover, the data indicated that healthy geriatric subjects treated with lumateperone for approximately one week experienced an improvement in verbal learning and memory relative to placebo-treated subjects. Dementia patients treated with lumateperone showed enhanced recognition memory, making fewer false positive errors (i.e., responding ‘yes’ to non-target words) than patients treated with placebo. Other secondary endpoints in the ITI-007-200 clinical trial included the assessment of agitation. However, none of the study participants experienced agitation at baseline or during the study, and therefore no signals on this behavioral endpoint could be assessed. The completion of this study marks an important milestone in our strategy to develop low doses of lumateperone for the treatment of behavioral disturbances associated with dementia and related disorders. The ITI-007-200 trial results indicate that lumateperone is safe and well-tolerated across a range of low doses, has linear- and dose-related pharmacokinetics and improves cognition in the elderly. The most frequent adverse event was mild sedation at the higher doses. We believe these results further position lumateperone as a development candidate for the treatment of behavioral disturbances in patients with dementia and other neuropsychiatric and neurological conditions.

In the second quarter of 2016, we initiated Phase 3 development of lumateperone for the treatment of agitation in patients with dementia, including AD. Our ITI-007-201 trial is a Phase 3 multi-center, randomized, double-blind, placebo-controlled clinical trial in patients with a clinical diagnosis of probable AD and clinically significant symptoms of agitation. In this trial, approximately 360 patients are planned to be randomized to receive 9 mg ITI-007 or placebo in a 1:1 ratio orally once daily for four weeks. This study includes a single interim analysis reviewed by an independent data monitoring committee, which will be used to assess the assumptions of variability and effect size. The primary efficacy measure is the Cohen-Mansfield Agitation Inventory—Community version, or CMAI-C. The CMAI-C is a well-validated 37-item scale that measures the ability of a drug to reduce overall frequency of agitation symptoms, including aggressive behaviors. Individual items are rated by an expert clinician on a scale of 1 to 7 in which a score of 7 represents the most frequent for each item assessed. The key secondary efficacy measure is a Clinical Global Impression scale for Severity, or CGI-S, of illness. Other exploratory secondary endpoints include measures of other behavioral disturbances associated with dementia. Safety and tolerability are also assessed in the trial.

Lumateperone for the treatment of sleep disturbances associated with neurologic and psychiatric disorders

A Phase 2 double-blind, placebo controlled cross-over clinical trial conducted in 19 patients with primary insomnia with disturbed sleep maintenance at low doses of lumateperone was completed in 2008 in Europe. The primary outcome measure was slow wave sleep as determined by polysomnography. Lumateperone demonstrated a dose-related statistically significant increase in slow wave sleep. Secondary measures were consistent with improvement of sleep maintenance in patients with primary insomnia, indicated by decreased waking after sleep onset, increased total sleep time, and no increase in latency to sleep onset. At these low doses lumateperone did not induce sleep, but rather helped maintain sleep once sleep had been initiated. In addition, lumateperone was not associated with next day cognitive impairment, or “hang-over” effects. We believe that lumateperone may be particularly useful in the treatment of sleep disorders that accompany neuropsychiatric and neurologic disorders, including schizophrenia, autism spectrum disorder, or ASD, Parkinson’s disease and dementia. Previous work has suggested that selective 5-HT2A receptor antagonists increase deep, slow wave sleep in both humans and animals. We believe, however, that other neuropharmacological mechanisms, in addition to 5-HT2A receptor antagonism, such as engaging some dopamine modulation, may be beneficial for the successful treatment of sleep maintenance insomnia, or SMI, in humans. We believe that lumateperone represents a new approach to the treatment of sleep maintenance insomnia because of its unique pharmacology and neuropharmacological interactions beyond selective 5-HT2A receptor antagonism. We believe that lumateperone offers a potentially new approach to the treatment of sleep maintenance disorders, particularly in those disorders that accompany neuropsychiatric and neurologic disorders. Many of these disorders are accompanied by profound sleep deficits, which impair daytime functioning including cognition, exacerbate disease symptoms and increase the cost of care. We are presently exploring clinical designs to incorporate the examination of sleep disturbances in one or more of these indications. There is no assurance that any such design would be sufficient for an FDA approval for this indication.

Lumateperone for the treatment of sleep and behavioral disturbances associated with autism spectrum disorder

Sleep problems are common in patients with ASD and are not adequately treated by currently available interventions. Approximately two thirds of children and adolescents with ASD experience sleep problems, higher than the rate of sleep problems in age-matched developmentally typical children. Moreover, individuals with ASD suffer from behavioral disturbances, including aggression, irritability, anxiety and depression. With its multiple pathway mechanism of action, we believe that lumateperone could address the multi-faceted behavioral symptoms associated with ASD. 5-HT2A receptor antagonism is predicted to increase slow wave sleep, improve sleep maintenance and reduce aggression. D2 receptor modulation is predicted to improve sleep maintenance and reduce irritability and aggression. Serotonin reuptake inhibition is predicted to reduce anxiety and depression. Accordingly, we believe that lumateperone could improve sleep maintenance, reduce behavioral disturbances and enhance social interaction in patients with ASD. We believe that our completed Phase 1 studies support advancing lumateperone into Phase 2 trials in this patient population, and we are presently exploring the feasibility of such trials.

Lumateperone for the treatment of depression and other mood disorders

As a potent 5-HT2A receptor antagonist and serotonin reuptake inhibitor, we believe that lumateperone could improve symptoms of depression with fewer side effects than selective serotonin reuptake inhibitors, or SSRIs. Dopamine modulation by lumateperone may reduce irritability and aggression that can accompany many mood disorders. As such, lumateperone may be effective for the treatment of mood disorders including MDD, posttraumatic stress disorder and intermittent explosive disorder. We are presently exploring the feasibility of clinical studies in these indications.

ITI-002 (PDE1) Program

We have a second major program called ITI-002 that has yielded a portfolio of compounds that selectively inhibits the enzyme phosphodiesterase type 1, or PDE1. We believe PDE1 helps regulate brain activity related to cognition, memory processes and movement/coordination. In addition, PDE1 inhibitors may have utility in treating non-CNS disorders. On February 25, 2011, we (through our wholly owned operating subsidiary, ITI) and Takeda Pharmaceutical Company Limited, or Takeda, entered into a license and collaboration agreement, or the Takeda License Agreement, under which we agreed to collaborate to research, develop and commercialize our proprietary compound ITI-214 and other selected compounds that selectively inhibit PDE1 for use in the prevention and treatment of human diseases. Takeda conducted four Phase 1 studies. A single rising dose study was conducted in the U.S. in healthy male and female, Japanese and non-Japanese volunteers. In a second U.S. study, ITI-214 was administered once daily over 14 days to healthy volunteers and patients with stable schizophrenia. In a third study, conducted in Japan, ITI-214 was administered for seven days at multiple rising oral doses in both male and female healthy volunteers. A fourth study compared the relative bioavailability of oral formulations of ITI-214 used in all previous studies to an immediate-release tablet, either with or without food in healthy volunteers. In these studies, ITI-214 demonstrated a favorable safety profile and was generally well-tolerated across a broad range of doses both in healthy volunteers and in patients with schizophrenia with a pharmacokinetic profile that supports once daily dosing. ITI-214 is the first compound in its class to successfully advance into Phase 1 clinical trials. On October 31, 2014, we entered into an agreement with Takeda terminating the Takeda License Agreement, or the Termination Agreement, pursuant to which all rights granted under the Takeda License Agreement were returned to us. On September 15, 2015, Takeda completed the transfer of the IND for ITI-214 to us. We intend to pursue the development of our PDE program, including ITI-214, for the treatment of several CNS and non-CNS conditions, including cardiovascular disease. Following the positive safety and tolerability results in our Phase 1 program, in the first half of 2017 we expect to initiate a Phase 1/2 clinical trial with ITI-214 in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints. Other compounds in the PDE portfolio are also being advanced for the treatment of various indications.

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

Intellectual Property

Our Patent Portfolio

As of February 1, 2017, we owned or controlled approximately 80 patent families filed in the United States and other major markets worldwide, including approximately 67 issued or allowed U.S. patents, 33 pending U.S. patent applications, 271 issued or allowed foreign patents and 207 pending foreign patent applications, directed to novel compounds, formulations, methods of treatment, synthetic methods, and platform technologies.

Our ITI-007 program on novel compounds for neuropsychiatric and neurodegenerative diseases includes patents exclusively in-licensed from Bristol-Myers Squibb on families of compounds, including the ITI-007 lead molecule. We have extensively characterized this lead and filed additional patent applications on polymorphs, pharmaceutical formulations, new indications, improved methods of manufacture, metabolites, derivatives, and structurally related novel compounds. As of February 1, 2017, our ITI-007 program consisted of approximately 26 patent families that we own or control, filed in the United States and other major markets, including 21 issued or allowed U.S. patents, 19 pending U.S. patent applications, 100 issued foreign patents and 93 pending foreign patent applications. Patent protection for ITI-007 thus includes:

Summary Description of Patent or Patent Application	United States or Foreign Jurisdiction	Expiration Date
Base ITI-007 Patent	Granted: United States, JP, EP (AT, BE, CH, DE, ES, FR, GB, IE, IT, LU, MC)	June 15, 2025 (including regulatory extensions; additional Orange Book-listable protection to 2034; does not include expected 6 month extension in US for pediatric studies)

Supplemental ITI-007 Patent	Granted: US, EP (AT, BE, BG, CH, CZ, DE, DK, EE, ES, FI, FR, GB, GR, HR, HU, IE, IT, LT, LU, LV, NL, NO, PL, PT, RO, SE, SI, SK, TR), AU, CN, JP and MX;	June 24, 2029 (US); March 12, 2029 (ex-US)

Pending in CA, IL, IN

Summary Description of Patent or Patent Application	United States or Foreign Jurisdiction	Expiration Date
ITI-007 Dosage Patents	Granted: US, AU, CN, MX Pending: US (continuation, allowed), AU, CA, EP, IN, JP, KR, MX (divisional)	December 28, 2029 (US); May 27, 2029 (ex-US)

Patents for Additional Indications	Pending in US, EP, JP, and other countries	2033-2034

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

We have also filed patent applications on novel proprietary targets and lead compounds for AD, which would provide compound protection beyond 2028 or beyond 2034, depending on which compound is ultimately selected for development.

License Agreement

The Bristol-Myers Squibb License Agreement

On May 31, 2005, we entered into a worldwide, exclusive License Agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which we hold a license to certain patents and know-how of BMS relating to lumateperone and other specified compounds. The agreement was amended on November 3, 2010. The licensed rights are exclusive, except BMS retains rights in specified compounds in the fields of obesity, diabetes, metabolic syndrome and cardiovascular disease. However, BMS has no right to use, develop or commercialize lumateperone and other specified compounds in any field of use. We have the right to grant sublicenses of the rights conveyed by BMS. We are obliged under the license to use commercially reasonable efforts to develop and commercialize the licensed technology. We are also prohibited from engaging in the clinical development or commercialization of specified competitive compounds.

Under the agreement, we made an upfront payment of $1.0 million to BMS, a milestone payment of $1.25 million in December 2013, and a milestone payment of $1.5 million in December 2014 following the initiation of our first Phase 3 clinical trial for lumateperone for patients with exacerbated schizophrenia. Possible milestone payments remaining total $12.0 million. Under the agreement, we may be obliged to make other milestone payments to BMS for each licensed product of up to an aggregate of approximately $14.75 million. We are also obliged to make tiered single digit percentage royalty payments on sales of licensed products. We are obliged to pay to BMS a percentage of non-royalty payments made in consideration of any sublicense.

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

On October 31, 2014, we entered into an agreement with Takeda terminating the Takeda License Agreement, pursuant to which all rights granted under the Takeda License Agreement were returned to us. On September 15, 2015, Takeda completed the transfer of the IND for ITI-214 to us. ITI-214 is the first compound in its class to successfully advance into Phase 1 clinical trials. We intend to pursue the development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, including cardiovascular disease. Following the positive safety and tolerability results in our Phase 1 program, in the first half of 2017 we expect to initiate a Phase 1/2 clinical trial with ITI-214 in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints. Other compounds in the PDE portfolio are also being advanced for the treatment of various indications.

Manufacturing

We do not own or operate manufacturing facilities for the production of any of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredient, or API, and finished product for our preclinical research and clinical trials, including the Phase 3 trials for lumateperone for the treatment of schizophrenia and the treatment of bipolar depression. We believe that we would be able to contract with other third-party contract manufacturers to obtain API if our existing sources of API were no longer available, but there is no assurance that API would be available from other third-party manufacturers on acceptable terms, on the timeframe that our business would require, or at all.

On January 4, 2017, we entered into a supply agreement, or the Siegfried Agreement, with Siegfried Evionnaz SA, or Siegfried. Under the Siegfried Agreement, Siegfried has agreed to manufacture and supply the API for lumateperone in commercial quantities. Each month, we will provide Siegfried with a rolling forecast of our anticipated requirements for supply of the API, with the first 12 months of each forecast being binding on us. Under the agreement, our purchase prices for supply of the API from Siegfried are specified prices based on the volume of API produced. The term of the Siegfried Agreement extends for five years. Either party may terminate the agreement prior to its expiration upon an uncured material breach by the other party, the liquidation or dissolution of the other party, the commencement of insolvency procedures or other bankruptcy-related proceedings that are not dismissed within a certain period of time, the appointment of any receiver, trustee or assignee to take possession of the properties of the other party, the cessation of all or substantially all of the other party’s business operations, a continuing force majeure event affecting the other party, or the debarment or certain other events involving the other party’s employees, affiliates or agents. Under the Siegfried Agreement, we have the right to and may purchase the API for lumateperone from other suppliers, including if Siegfried cannot fulfill our requirements.

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

Pre-clinical tests include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies. The conduct of the pre-clinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the pre-clinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the conduct of the trial, such as whether human research subjects will be exposed to an unreasonable health risk. In such a case, the IND sponsor and the

FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. The FDA, sponsor or an Institutional Review Board, or IRB, may place a study on hold at any time during development.

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

Assuming successful completion of the required clinical testing, the results of pre-clinical studies and of clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. An NDA must be accompanied by a significant user fee, which is waived for the first NDA submitted by a qualifying small business. The NDA is subject to a sixty day acceptance period, and if sufficiently complete to permit substantive review, will be filed by FDA at the end of that period. For NDAs assigned a standard review designation, the FDA’s goal is to complete its review 12 months from submission and for priority review NDAs, 8 months from submission. These goals can be extended by the FDA through requests for additional information from the sponsor.

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

Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the health care system in ways that could significantly affect our future business. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the ACA, enacted in March 2010, substantially changed the way health care is financed by both governmental and private insurers. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed. We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that may be charged for any of our product candidates, if approved.

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

Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal health care programs (including Medicare and Medicaid) and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties also may be imposed upon executive officers and employees, including criminal sanctions against executive officers under the so-called “responsible corporate officer” doctrine, even in situations where the executive officer did not intend to violate the law and was unaware of any wrongdoing. Given the penalties that may be imposed on companies and individuals if convicted, allegations of such violations often result in settlements even if the company or individual being investigated admits no wrongdoing. Settlements often include significant civil sanctions, including fines and civil monetary penalties, and corporate integrity agreements. If the government was to allege or convict us or our executive officers of violating these laws, our business could be harmed. In addition, private individuals have the ability to bring similar actions. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities. Further, federal and state laws that require manufacturers to make reports on pricing and marketing information could subject us to penalty provisions.

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

Employees

As of February 15, 2017, we employed 42 employees, 41 of whom were full-time. We consider our relations with our employees to be good. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. We anticipate hiring additional employees for research and development, clinical and regulatory affairs, general and administrative and commercial related activities over the next few years. In addition, we intend to use clinical research organizations and third parties to perform our clinical studies and manufacturing.

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

We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy for their intended uses before the FDA and other regulatory authorities in the European Union and elsewhere will approve them for commercialization. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or other regulatory authorities for premarket approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. Our lead product candidate, lumateperone, is in Phase 3 clinical development as a novel treatment for schizophrenia, bipolar depression and agitation associated with dementia, including AD. In September 2016, we announced top-line results from the second Phase 3 clinical trial (ITI-007-302) of lumateperone for the treatment of patients with schizophrenia. In this trial, neither dose of lumateperone separated from placebo on the primary endpoint, change from baseline on the PANSS total score, in the pre-defined patient population, but we believe the lumateperone late-stage clinical development program, including two large, well-controlled positive studies and supportive evidence from this second Phase 3 study, collectively provide evidence of the efficacy and safety of lumateperone for the treatment of schizophrenia. We have a meeting scheduled with the FDA in late March of 2017 to discuss the submission of an NDA for lumateperone in schizophrenia. We expect to provide an update on the status of our discussions with the FDA following this meeting. In addition, we initiated Phase 3 development for the treatment of bipolar depression in the third quarter of 2015 and Phase 3 development for the treatment of agitation in patients with dementia, including AD, in the second quarter of 2016. In addition, all rights with respect to ITI-214, which has advanced into Phase 1 clinical trials, that we previously granted to Takeda were returned to us in connection with the termination of the Takeda License Agreement. On September 15, 2015, Takeda completed the transfer of the IND for ITI-214 to us. We intend to pursue the development of our PDE program, including ITI-214, for the treatment of several CNS and non-CNS conditions, including cardiovascular disease. We cannot be certain that the clinical development of these or any other drug candidates in preclinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues from our product candidates currently in development, if any, will be derived from sales of drugs that will not become marketable until at least 2018, if at all.

There is no guarantee that our planned clinical trials for lumateperone will be successful.

In our Phase 1 and Phase 2 clinical trials, our lead product candidate, lumateperone, has demonstrated improved sleep maintenance, antipsychotic efficacy, and clinical signals consistent with reduction in negative symptoms associated with schizophrenia, depression and anxiety, and other symptoms associated with impaired social function. In September 2015, we announced top-line clinical results from our first randomized, double-blind, placebo-controlled Phase 3 clinical trial in patients with an acutely exacerbated episode of schizophrenia. In this trial, a once-daily 60 mg dose of ITI-007 met the primary endpoint and demonstrated antipsychotic efficacy with statistically significant superiority over placebo at week 4 (study endpoint). In addition, the 60 mg dose of ITI-007 met the key secondary endpoint of statistically significant improvement on the CGI-S. In September 2016, we announced top-line results from the second Phase 3 clinical trial of lumateperone for the treatment of patients with schizophrenia. In this trial, neither dose of lumateperone separated from placebo on the primary endpoint, change from baseline on the PANSS total score, in the pre-defined patient population. The active control, risperidone, did separate from placebo. In this trial, lumateperone was statistically significantly better than risperidone on key safety and tolerability parameters and exhibited a safety profile similar to placebo. This replicates the safety and tolerability findings of our Phase 2 study in which the efficacy of ITI-007 60 mg and risperidone, the active control, were similar. We believe lumateperone did not separate from placebo on the pre-specified primary endpoint in the ITI-007-302 study in part due to an unusually high placebo response at certain sites which disproportionately affected the trial results and contributed to the efficacy outcome of this study compared to our two previous positive efficacy studies. In addition, we believe other confounding factors may have played a role in the efficacy outcome of ITI-007-302, including an expectation bias and the potential for functional unblinding. We believe the lumateperone late-stage clinical development program, including two large, well-controlled positive studies and supportive evidence from this second Phase 3 study, collectively provide evidence of the efficacy and safety of lumateperone for the treatment of schizophrenia. Across all three of our efficacy trials, ITI-007 60 mg improved symptoms of schizophrenia with the same magnitude of change from baseline in the primary endpoint, the PANSS total score.

We have a meeting scheduled with the FDA in late March of 2017 to discuss the submission of an NDA for ITI-007 in schizophrenia. We expect to provide an update on the status of our discussions with the FDA following this meeting. In addition, we initiated Phase 3 development for the treatment of bipolar depression in the third quarter of 2015 and Phase 3 development for the treatment of agitation in patients with dementia, including AD, in the second quarter of 2016.

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

In addition, although we believe that lumateperone and follow-on compounds may also have clinical utility in indications other than schizophrenia, such as behavioral disturbances in dementia, bipolar disorder, intermittent explosive disorder, non-motor disorders associated with Parkinson’s disease, obsessive compulsive disorder and anxiety disorders and post-traumatic stress disorder, we have never tested lumateperone in Phase 2 clinical trials in the patient population for these other indications, except for ITI-007-200, a Phase 1/2 clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of low doses of lumateperone in healthy geriatric subjects and in patients with dementia, including AD, for which we announced top-line data in the fourth quarter of 2014.

If we do not successfully complete clinical development of lumateperone, we will be unable to market and sell products derived from it and to generate product revenues. Even though we have successfully completed certain clinical trials for lumateperone in patients with schizophrenia, those results are not necessarily predictive of results of future pivotal trials that may be needed before we may submit an NDA to the FDA for the initial or other future indications. Of the vast number of drugs in development, only a small percentage result in the submission of an NDA to the FDA, and even less result in the NDA ultimately being approved by the FDA for commercialization.

We recently completed our second Phase 3 clinical trial of lumateperone for the treatment of schizophrenia. Although we previously discussed our clinical development plans with the FDA, the agency may ultimately determine that our Phase 3 clinical trials and non-clinical studies, even if certain of the trials are successfully completed, are not sufficient for regulatory approval. If we are required to conduct additional clinical trials and non-clinical studies, our development of lumateperone for schizophrenia will be more time-consuming and costly than we presently anticipate, which would have a material adverse effect on our business, results of operations and financial condition.

In June 2014, we held our end-of-Phase 2 meeting with the FDA to discuss our plans for initiating Phase 3 clinical trials of lumateperone in schizophrenia. Following this meeting, we proceeded with our Phase 3 development program, in which we recently completed the second of two randomized, double-blind, placebo-controlled Phase 3 clinical trials of lumateperone in patients with acutely exacerbated schizophrenia, with 450 patients enrolled in the first Phase 3 clinical trial and 696 patients enrolled in the second Phase 3 clinical trial. We completed enrollment of the first Phase 3 clinical trial in schizophrenia in the second quarter of 2015 and completed enrollment of the second Phase 3 clinical trial in schizophrenia in the second quarter of 2016. In the first Phase 3 trial, we randomized patients to two doses of ITI-007 (60mg or 40mg) or placebo over a 4-week treatment duration, and the primary outcome measure is change from baseline to Day 28 on the PANSS total score. In the second Phase 3 trial, we randomized patients to receive one of four treatments: 60 mg ITI-007, 20 mg ITI-007, 4 mg risperidone (active control) or placebo in a 1:1:1:1 ratio. The second Phase 3 trial was conducted for a 6-week treatment duration. We announced top-line results of the first Phase 3 clinical trial of lumateperone in patients with schizophrenia in September 2015 and top-line results of the second Phase 3 clinical trial in September 2016. In the second Phase 3 clinical trial, neither dose of ITI-007 separated from placebo on the primary endpoint, change from baseline on the PANSS total score, in the pre-defined patient population. The active control, risperidone, did separate from placebo. In this trial, lumateperone was statistically significantly better than risperidone on key safety and tolerability parameters and exhibited a safety profile similar to placebo. This replicates the safety and tolerability findings of our Phase 2 study in which the efficacy of ITI-007 60 mg and risperidone, the active control, were similar. We believe lumateperone did not separate from placebo on the pre-specified primary endpoint in the ITI-007-302 study in part due to an unusually high placebo response at certain sites which disproportionately affected the trial results and contributed to the efficacy outcome of this study compared to our two previous positive efficacy studies. In addition, we believe other confounding factors may have played a role in the efficacy outcome of ITI-007-302, including an expectation bias and the potential for functional unblinding. Even though we believe that our recently completed Phase 3 trials and ongoing and planned clinical and non-clinical studies for lumateperone in schizophrenia, if successful, will be sufficient to support our NDA, the FDA may not agree with our belief that the lumateperone late-stage clinical development program, including two large, well-controlled positive studies and supportive evidence from this second Phase 3 study, collectively provide evidence of the efficacy and safety of lumateperone for the treatment of schizophrenia. In addition, the FDA may not agree with one or more aspects of our clinical trial designs, including the duration of the trials, clinical endpoints, controls, dose ranges, collection of safety data, or adequacy of our non-clinical studies. If we submit an NDA and the FDA does not agree with our clinical and non-clinical designs, our development of lumateperone in schizophrenia and other indications may be delayed, and we may incur additional costs and devote additional resources to address any concerns the FDA may have with our trial designs. In addition, we may be required to conduct additional clinical trials or studies, which could result in additional delays and costs. There is no assurance that we will complete the other clinical and non-clinical studies within the timeframes and the costs that we currently expect, or at all, or in a manner that is acceptable to the FDA. Any delays or unplanned costs resulting from our Phase 3 clinical trials of lumateperone in schizophrenia may have a material adverse effect on our business, results of operations and financial condition. Even if we eventually submit an NDA and receive approval of lumateperone, the FDA may grant approval contingent on the performance of costly additional post-approval clinical trials. The FDA may also approve lumateperone for a more limited indication or a narrower patient population than we originally requested, and the FDA may not approve the labeling that we believe is necessary or desirable for the successful commercialization of lumateperone or our other product candidates. Any delay in obtaining, or inability to obtain, applicable regulatory approval for lumateperone would delay or prevent commercialization of lumateperone and would materially adversely impact our business, results of operations and financial condition.

We expect our net losses to continue for at least several years and are unable to predict the extent of future losses or when we will become profitable, if ever.

We have experienced significant net losses since our inception. As of December 31, 2016, we had an accumulated deficit of approximately $309.5 million. We expect to incur net losses over the next several years as we advance our programs and incur significant clinical development costs. We have not received, and do not expect to receive for until at least 2018, any revenues from the commercialization of our product candidates. Substantially all of our revenues to date were from our license and collaboration agreement with Takeda and our agreements with various U.S. governmental agencies and other parties, including our research and development grants. In October 2014, we entered into the Takeda Termination Agreement, which terminated our license and collaboration agreement with Takeda, pursuant to which all rights with respect to ITI-214 that we previously granted to Takeda were returned to us. We will not, therefore, receive any further milestone payments from Takeda and we cannot be certain that we will enter into additional collaboration agreements. To obtain revenues from our product candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents and investment securities totaled $384.1 million at December 31, 2016, which includes net proceeds of approximately $121.8 million from the public offering of shares of our common stock in March 2015 and approximately $327.4 million from the public offering of shares of our common stock in September 2015. We believe that our existing cash, cash equivalents and investment securities, together with interest on cash balances, will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2018 , the amount and timing of our actual expenditures will depend upon numerous factors, including the ongoing status of our planned NDA submission for lumateperone in patients with schizophrenia and the meeting that we have scheduled with the FDA in late March 2017 regarding the submission of This NDA; the ongoing status of our Phase 3 clinical trials of lumateperone in patients with bipolar depression and dementia, including AD; the continued development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions; and our other planned clinical and non-clinical trials. We may require additional funds to obtain regulatory approval for lumateperone for patients with bipolar disorder. Furthermore, we anticipate that we will need to secure additional funding to obtain regulatory approval for lumateperone in patients with dementia, including AD, for further development of lumateperone in other programs including in patients with depressive disorders and other indications, and for development of our other product candidates. If the FDA requires that we perform additional preclinical studies or clinical trials, or we experience delays or other setbacks in our clinical trials, our expenses would further increase beyond what we currently expect and the anticipated timing of any potential NDA would likely be delayed.

With the remaining proceeds from our public offerings in February 2014, March 2015 and September 2015, we intend to fund the following: the initiation of other planned clinical and non-clinical trials, including manufacturing, needed for anticipated regulatory approval of lumateperone in patients with acute exacerbated schizophrenia and other potential additional indications; pre-launch activities for lumateperone for the treatment of schizophrenia and, if it receives regulatory approval, to fund our initial commercialization efforts; the completion of our clinical trials of lumateperone in bipolar disorder as a monotherapy and as an adjunctive therapy with lithium or valproate, a program we initiated in the third quarter of 2015; clinical trials of lumateperone for the treatment of behavioral disturbances in dementia, including AD, a program we initiated in the second quarter of 2016; pre-clinical and clinical development of our ITI-007 long acting injectable development program; other clinical trials of lumateperone; the continued clinical development of our PDE1 program, including ITI-214; and research and preclinical development of our other product candidates and the continuation of manufacturing activities in connection with the development of lumateperone. The remaining proceeds, if any, will be used to fund new and ongoing research and development activities, new business opportunities, general corporate purposes, including general and administrative expenses, capital expenditures and working capital. Accordingly, we will continue to require substantial additional capital beyond the net proceeds from these offerings to continue our clinical development and commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the results of the meeting in late March of 2017 that we have with the FDA regarding the submission of an NDA for lumateperone in schizophrenia;

•	the progress in, and the costs of, our preclinical studies and clinical trials and other research and development programs;

•	the scope, prioritization and number of our research and development programs;

•	the ability of any future collaborators and us to reach the milestones, and other events or developments, triggering payments under any future collaboration agreements or to otherwise make payments under such agreements;

•	our ability to enter into new, and to maintain any existing, collaboration and license agreements;

•	the extent to which any future collaborators are obligated to reimburse us for clinical trial costs under any future collaboration agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for clinical or commercial production;

•	the costs of preparing applications for regulatory approvals for our product candidates;

•	the costs of preparing for and establishing, or contracting for, sales and marketing capabilities if we obtain regulatory clearances to market our product candidates; and

•	the costs associated with litigation.

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

Our lead product candidate, lumateperone, is only part way through the clinical trials we anticipate needing to complete before we may be able to submit an NDA to the FDA. Clinical trials are long, expensive and unpredictable, and there is a high risk of failure.

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

In September 2016, we announced top-line results from the second Phase 3 clinical trial (ITI-007-302) of lumateperone for the treatment of patients with schizophrenia. In this trial, neither dose of lumateperone separated from placebo on the primary endpoint, change from baseline on the PANSS total score, in the pre-defined patient population. The active control, risperidone, did separate from placebo. In this trial, lumateperone was statistically significantly better than risperidone on key safety and tolerability parameters and exhibited a safety profile similar to placebo. This replicates the safety and tolerability findings of our Phase 2 study (ITI-007-005) in which the efficacy of ITI-007 60 mg and risperidone, the active control, were similar. We believe lumateperone did not separate from placebo on the pre-specified primary endpoint in the ITI-007-302 study in part due to an unusually high placebo response at certain sites which disproportionately affected the trial results and contributed to the efficacy outcome of this study compared to our two previous positive efficacy studies. In addition, we believe other confounding factors may have played a role in the efficacy outcome of ITI-007-302, including an expectation bias and the potential for functional unblinding.

We believe the lumateperone late-stage clinical development program, including two large, well-controlled positive studies and supportive evidence from this second Phase 3 study, collectively provide evidence of the efficacy and safety of lumateperone for the treatment of schizophrenia. Across all three of our efficacy trials, ITI-007 60 mg improved symptoms of schizophrenia with the same trajectory and magnitude of change from baseline in the primary endpoint, the PANSS total score. Even though we believe that our recently completed Phase 3 trials and ongoing and planned clinical and non-clinical studies for lumateperone in schizophrenia, if successful, will be sufficient to support our NDA, the FDA may not agree with our belief that the lumateperone late-stage clinical development program, including two large, well-controlled positive studies and supportive evidence from this second Phase 3 study, collectively provide evidence of the efficacy and safety of lumateperone for the treatment of schizophrenia, which may require us to conduct additional trials, which would be expensive and time-consuming, would delay our ability to file an NDA with the FDA, and may have a material adverse effect on our business and financial condition.

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

Discovery of previously unknown class effect problems may prevent or delay clinical development and commercial approval of product candidates or result in restrictions on permissible uses after their approval, including withdrawal of the medicine from the market. Many drugs acting on the CNS include boxed warnings and precautions related to suicidal behavior or ideation, driving impairment, somnolence/sedation and dizziness, discontinuation, weight gain, non-insulin dependent (type II) diabetes, cardiovascular side effects, sleep disturbances, and motor disturbances. If we or others later identify undesirable side effects caused by the mechanisms of action or classes of our product candidates or specific product candidates:

•	we may be required to conduct additional clinical trials or implement a Risk Evaluation and Mitigation Strategies program prior to or following approval;

•	regulatory authorities may not approve our product candidates or, as a condition of approval, may require specific warnings and contraindications;

•	regulatory authorities may withdraw their approval of the product and require us to take our drug off the market;

•	we may have limitations on how we promote our drugs;

•	sales of products may decrease significantly;

•	we may be subject to litigation or product liability claims; and

•	our reputation may suffer.

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

In addition, the law or regulatory policies governing pharmaceuticals may change. New statutory requirements or additional regulations may be enacted that could prevent or delay regulatory approval of our drug candidates. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or elsewhere. If we are not able to maintain regulatory compliance, we might not be permitted to market our drugs and our business could suffer.

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

Our product candidates have never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale. In particular, we will need to develop a larger scale manufacturing process that is more efficient and cost-effective to commercialize lumateperone and other product candidates, which may not be successful, and we plan to transfer our production to one or more other third-party manufacturers in addition to our current third-party manufacturer, potentially delaying regulatory approval and commercialization.

Our product candidates have never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. On January 4, 2017, we entered into a supply agreement with Siegfried. Under the Siegfried Agreement, Siegfried has agreed to manufacture and supply the API for lumateperone in commercial quantities. There is no assurance that Siegfried or other manufacturers will be successful in establishing a larger-scale commercial manufacturing process for lumateperone which achieves our objectives for manufacturing capacity and cost of goods. Even if we could otherwise obtain regulatory approval for any product candidate, there is no assurance that our manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities of the approved product for commercialization, our commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

We have no manufacturing facilities and have limited experience in the manufacturing of drugs or in designing drug-manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, our product candidates, including lumateperone, for clinical trials. For example, on January 4, 2017, we entered into a supply agreement with Siegfried under which Siegfried has agreed to manufacture and supply the API for lumateperone in commercial quantities. Each month, we will provide Siegfried with a rolling forecast of our anticipated requirements for supply of the API, with the first 12 months of each forecast being binding on us. Under the Siegfried Agreement, we have the right to and may purchase the API for lumateperone from other suppliers, including if Siegfried cannot fulfill our requirements. In addition, we expect to have an additional third party source of supply of the API for lumateperone in commercial quantities. While we believe that there are alternative sources available to manufacture our product candidates, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts. If our existing or planned third party manufacturing arrangements are terminated or if the sources of supply from such arrangements are inadequate and we must seek supply agreements from alternative sources, we may be unable to enter into such agreements or do so on commercially reasonable terms, which could delay a product launch or subject our commercialization efforts to significant supply risk.

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

We will need to manage our operations and facilities effectively in order to advance our drug development programs (including lumateperone and ITI-214), facilitate any future collaborations, and pursue other development activities. It is possible that our infrastructure may be inadequate to support our future efforts and growth. In particular, we may have to develop internal sales, marketing, and distribution capabilities if we decide to market any drug that we may successfully develop. We may not successfully manage our operations and, accordingly, may not achieve our research, development, and commercialization goals.

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

Many of the details regarding the implementation of the ACA are yet to be determined and, at this time, it remains unclear what the full effect that the ACA will have on our business. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed. We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that may be charged for any of our product candidates, if approved.

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

As of December 31, 2016, we had net operating loss carryforwards, or NOLs, of approximately $121.0 million to reduce any future federal and state taxable income through 2035. Since we had NOLs as of December 31, 2016, 2015 and 2014, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations. The NOLs of approximately $121.0 million as of December 31, 2016 will begin to expire in the year 2033 if unused. The use of our NOLs may be restricted due to changes in our ownership, including as a result of our public offerings in March 2015 and September 2015.

Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, substantial changes in our ownership may limit the amount of NOLs and tax credit carryforwards that could be utilized annually in the future to offset taxable income.

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

In September 2016, we licensed certain intellectual property rights to our wholly-owned subsidiary, ITI Limited, which was formed in the third quarter of 2016. The costs to develop, test, manufacture and perform other activities related to the ITI-007 program will be the responsibility of ITI Limited and will be incurred outside of the United States. Therefore, the majority of expected losses that we incur during the next several years will not result in additional NOLs in the U.S. to be carried forward and used against future net income.

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

Our commercial success depends on obtaining and maintaining proprietary rights to our product candidates and technologies and their uses, as well as successfully defending these rights against third-party challenges. We will only be able to protect our product candidates, proprietary technologies, and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. We have patent rights under issued patents in many cases covering our lumateperone and ITI-002 development programs. Nonetheless, the issued patents and patent applications covering our primary technology programs remain subject to uncertainty and continuous monitoring and action by us due to a number of factors, including:

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

Risks Relating to the Transfer of Certain Intellectual Property Rights to our Foreign Subsidiary

We may need to utilize all of our available net operating losses, and we may be subject to additional income taxes or an alternative minimum tax, in connection with our transfer of certain intellectual property rights to our foreign subsidiary.

In September 2016, the Company licensed certain intellectual property rights to our wholly-owned subsidiary, ITI Limited for $125 million and other consideration. The fair value of the intellectual property rights were determined by an independent third party. The proceeds from this license represent a current year gain for U.S. tax purposes and will be offset partially by current year losses. However, the Internal Revenue Service, or the IRS, could challenge the valuation of the intellectual property rights and assess a greater valuation, which would require us to utilize a portion, or all, of our available NOLs in the future. If an IRS valuation exceeds our available NOLs, we could incur additional income taxes in the future. Our ability to use our NOLs is subject to the limitations of IRS Section 382, as well as expiration of federal and state net operating loss carryforwards. Additionally, in the event our NOLs were sufficient to offset the regular income taxes associated with an IRS revaluation of the intellectual property transferred to our Bermuda subsidiary, we may be subject to alternative minimum tax.

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

Researching, developing, and commercializing drug products entail significant product liability risks. Liability claims may arise from our and our collaborators’ use of products in clinical trials and the commercial sale of those products. Consumers may make these claims directly and our collaborators or others selling these products may seek contribution from us if they receive claims from consumers. We have obtained limited product liability insurance coverage for our clinical trials. Our product liability insurance coverage for clinical trials is currently limited to an aggregate of $30 million. As such, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Although we currently have product liability insurance that covers our clinical trials, we will need to increase and expand this coverage if our product candidates are approved for commercial sale. This insurance may be prohibitively expensive or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products that we or our collaborators develop. Product liability claims could have a material adverse effect on our business and results of operations. Our liability could exceed our total assets if we do not prevail in a lawsuit from any injury caused by our drug products.

Risks Related to Owning Our Common Stock

Numerous factors could result in substantial volatility in the trading price of our stock.

During the year ended December 31, 2016, the price per share of our common stock on the NASDAQ Global Select Market has ranged from a high of $55.35 to a low of $10.80. We have several stockholders,

including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.

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

We will need to satisfy our future cash needs through public or private sales of our equity securities, sales of debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of our product candidates and technology and, to a lesser extent, grant funding. We filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on September 14, 2016, on which we registered for sale up to $350 million of any combination of our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or grant licenses on terms that are not favorable to us.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires public companies to maintain effective internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. In addition, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we fail to maintain the effectiveness of our internal controls or fail to comply in a timely manner with the requirements of the Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, this could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

The trading market for our common stock is and will be influenced by whether industry or securities analysts publish or continue to publish research and reports about us, our business, our market or our competitors and, to the extent analysts do publish such reports, what they publish in those reports. We may not continue to have or to obtain analyst coverage in the future. Any analysts that do cover us may make adverse recommendations regarding our stock, adversely change their recommendations from time to time, and/or provide more favorable relative recommendations about our competitors. If any analyst who covers us or may cover us in the future were to cease coverage of us or fail to regularly publish reports on us, or if analysts fail to cover us or publish reports about us at all, we could lose, or never gain, visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. The description of our Business set forth in Item 1, the Risk Factors set forth in this Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 as well as other sections in this report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:

•	the accuracy of our estimates regarding expenses, future revenues, uses of cash, capital requirements and the need for additional financing;

•	the initiation, cost, timing, progress and results of our development activities, preclinical studies and clinical trials;

•	the timing of and our ability to obtain and maintain regulatory approval of our existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates;

•	the results of the meeting scheduled with the FDA to discuss the submission of an NDA for ITI-007 in schizophrenia and the timing of our expected update on such discussions;

•	our plans to research, develop and commercialize our current and future product candidates;

•	our collaborators’ election to pursue research, development and commercialization activities;

•	our ability to obtain future reimbursement and/or milestone payments from our collaborators;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our ability to obtain and maintain intellectual property protection for our product candidates;

•	our ability to successfully commercialize our product candidates;

•	the size and growth of the markets for our product candidates and our ability to serve those markets;

•	the rate and degree of market acceptance of any future products;

•	the success of competing drugs that are or become available;

•	regulatory developments in the United States and other countries;

•	the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials;

•	our ability to obtain additional financing;

•	our use of the proceeds from our securities offerings;

•	any restrictions on our ability to use our net operating loss carryforwards;

•	our exposure to investment risk, interest rate risk and capital market risk; and

•	our ability to attract and retain key scientific or management personnel.

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

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ITCI.” The high and low sales prices per share of our common stock as reported by NASDAQ for each quarter during the fiscal years ended December 31, 2016 and 2015 are set forth below:

Year Ended December 31, 2016	High	Low
First Quarter	$55.35	$22.41
Second Quarter	$42.03	$27.13
Third Quarter	$45.20	$14.44
Fourth Quarter	$17.00	$10.80

Year Ended December 31, 2015	High	Low
First Quarter	$30.72	$16.29
Second Quarter	$35.45	$19.86
Third Quarter	$60.79	$21.19
Fourth Quarter	$59.96	$37.75

Stockholders

As of February 15, 2017, we had 43,410,277 outstanding shares of common stock and no outstanding shares of preferred stock. As of February 15, 2017, there were approximately 125 holders of record of our outstanding shares of common stock.

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

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 2016. The selected financial data for each of the five years in the period ended December 31, 2016 have been derived from our audited consolidated financial statements. The consolidated balance sheets as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016, and the report thereon, are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

	2016	2015	2014	2013	2012
Statements of Operations:
Revenues:
License and collaboration revenue	$—	$30,659	$547,546	$2,737,002	$3,117,991
Grant revenue	330,702	60,705	29,755	—	—

Total Revenues	330,702	91,364	577,301	2,737,002	3,117,991
Costs and expenses:
Research and development	93,831,530	87,718,074	21,226,345	23,027,578	15,486,476
General and administrative	24,758,063	18,187,286	10,337,679	5,976,276	4,034,925

Total costs and expenses	118,589,593	105,905,360	31,564,024	29,003,854	19,521,401
Loss from operations	(118,258,891)	(105,813,996)	(30,986,723)	(26,266,852)	(16,403,410)
Interest income	(2,935,077)	(1,022,455)	(303,936)	(29,617)	(39,002)
Interest expense	36,781	—	7,073	612,963	193,498
Income tax expense	1,065,673	1,600	1,600	18,000	32,921

Net Loss	$(116,426,268)	$(104,793,141)	$(30,691,460)	$(26,868,198)	$(16,590,827)

Net Loss per common share:
Basic	$(2.69)	$(2.91)	$(1.07)	$(1.56)	$(2.96)
Diluted	$(2.69)	$(2.91)	$(1.07)	$(1.56)	$(2.96)
Weighted average number of common shares:
Basic	43,240,188	36,069,237	28,650,067	17,260,768	5,607,539
Diluted	43,240,188	36,069,237	28,650,067	17,260,768	5,607,539

	December 31,
	2016	2015	2014	2013	2012
Balance Sheet data:
Cash and cash equivalents	$48,642,225	$47,159,303	$61,325,044	$35,150,924	$15,645,528
Total assets	388,903,495	484,103,528	131,111,769	38,449,312	19,823,680
Total liabilities	13,400,956	7,860,617	10,557,064	6,834,037	2,839,595
Accumulated deficit	(309,475,366)	(193,049,098)	(88,255,957)	(57,564,497)	(30,696,299)
Total stockholders’ equity	375,502,539	476,242,911	120,554,705	31,615,275	16,984,085

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company focused on the discovery and clinical development of innovative, small molecule drugs that address underserved medical needs in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system, or CNS. Lumateperone (also known as ITI-007) is our lead product candidate with mechanisms of action that, we believe, may represent an effective treatment across multiple therapeutic indications. In our pre-clinical and clinical trials to date, lumateperone combines potent serotonin 5-HT2A receptor antagonism, dopamine receptor phosphoprotein modulation, or DPPM, glutamatergic modulation, and serotonin reuptake inhibition into a single drug candidate for the treatment of acute and residual schizophrenia and for the treatment of bipolar disorder, including bipolar depression. At dopamine D2 receptors, lumateperone has been demonstrated to have dual properties and to act as both a pre-synaptic partial agonist and a post-synaptic antagonist. Lumateperone has also been demonstrated to have affinity for dopamine D1 receptors and indirectly stimulate phosphorylation of glutamatergic NMDA GluN2B receptors in a mesolimbic specific manner. We believe that this regional selectivity in brain areas thought to mediate the efficacy of antipsychotic drugs, together with serotonergic, glutamatergic, and dopaminergic interactions, may result in efficacy for a broad array of symptoms associated with schizophrenia and bipolar disorder with improved psychosocial function. The serotonin reuptake inhibition potentially allows for antidepressant activity in the treatment of schizoaffective disorder, other disorders with co-morbid depression, and/or as a stand-alone treatment for major depressive disorder. We believe lumateperone may also be useful for the treatment of other psychiatric and neurodegenerative disorders, particularly behavioral disturbances associated with dementia, autism, and other CNS diseases. Lumateperone is in Phase 3 clinical development as a novel treatment for schizophrenia, bipolar depression and agitation associated with dementia, including AD.

Lumateperone for the Treatment of Schizophrenia

In September 2015, we announced top-line clinical results from our first Phase 3 clinical trial of lumateperone for the treatment of patients with schizophrenia. This randomized, double-blind, placebo-controlled Phase 3 clinical trial was conducted at 12 sites in the United States with 450 patients randomized (1:1:1) to receive either 60 mg of ITI-007, 40 mg of ITI-007 or placebo once daily in the morning for 28 days. The pre-specified primary efficacy measure was change from baseline versus placebo at study endpoint (4 weeks) on the centrally rated Positive and Negative Syndrome Scale, or PANSS, total score. In this trial, the once-daily dose of 60 mg of ITI-007 met the primary endpoint and demonstrated antipsychotic efficacy with statistically significant superiority over placebo at week 4 (study endpoint) with additional improvements observed in social function. Moreover, the 60 mg dose of ITI-007 showed significant antipsychotic efficacy as early as week 1, which was maintained at every time point throughout the entire study. ITI-007 showed a dose-related improvement in symptoms of schizophrenia with the 40 mg dose approximating the trajectory of improvement seen with the 60 mg dose, but the effect with 40 mg did not reach statistical significance on the primary endpoint. In addition, the 60 mg dose of ITI-007 met the key secondary endpoint of statistically significant improvement on the Clinical Global Impression Scale for Severity of Illness, or CGI-S. The 40 mg dose of ITI-007 also demonstrated a statistically significant improvement versus placebo on the CGI-S, though not formally tested against placebo as a key secondary endpoint since it did not separate on the primary endpoint. A high treatment completion rate was observed with ITI-007 (87% of patients completed treatment on ITI-007 60 mg, 82% completed on ITI-007 40 mg, and 75% completed on placebo). Patients randomized to ITI-007 60 mg demonstrated a statistically significant longer time to treatment discontinuation due to any reason compared to placebo (p=0.006) and a statistically significant longer time to treatment discontinuation due to lack of efficacy (p=0.01). Consistent with previous studies, lumateperone had a favorable safety and tolerability profile as evidenced by motoric, metabolic, and cardiovascular characteristics similar to placebo, and no clinically significant changes in akathisia, extrapyramidal symptoms, prolactin, body weight, glucose, insulin, or lipids. The number of patients who discontinued treatment in this study due to an adverse event was low and the time to treatment discontinuation due to an adverse event was not statistically significantly different from placebo for either dose of lumateperone.

In September 2015, we also announced top-line data from an open-label PET study of lumateperone examining brain occupancy of striatal D2 receptors. This study was conducted in patients diagnosed with schizophrenia who were otherwise healthy and stable with respect to their psychosis. After washout from their previous antipsychotic medication for at least two weeks, PET was used to determine target occupancy in brain regions at baseline (drug-free) and again after two weeks of once daily lumateperone oral administration. In this trial, the 60 mg dose of ITI-007 was associated with a mean of approximately 40% striatal dopamine D2 receptor occupancy. As predicted by preclinical and earlier clinical data, lumateperone demonstrated antipsychotic effect at relatively low striatal D2 receptor occupancy, lower than the occupancy range required by most other antipsychotic drugs. Unlike any existing schizophrenia treatment, this dopamine receptor phosphoprotein modulator, or DPPM, acts as a pre-synaptic partial agonist and post-synaptic antagonist at D2 receptors. We believe this mechanism likely contributes to the favorable safety profile of lumateperone, with reduced risk for hyperprolactinemia, akathisia, extrapyramidal symptoms, and other motoric side effects.

The top-line results from our first Phase 3 clinical trial of lumateperone confirm the earlier Phase 2 results that we announced in December 2013, in which lumateperone exhibited antipsychotic efficacy in a randomized, double-blind, placebo and active controlled clinical trial in patients with schizophrenia. In this Phase 2 trial (ITI-007-005), 335 patients were randomized to receive one of four treatments: 60 mg of ITI-007, 120 mg of ITI-007, 4 mg of risperidone (active control) or placebo in a 1:1:1:1 ratio, orally once daily for 28 days. The primary endpoint for this clinical trial was change from baseline to Day 28 on the PANSS total score. In this study, lumateperone met the trial’s pre-specified primary endpoint, improving symptoms associated with schizophrenia as measured by a statistically significant and clinically meaningful decrease in the PANSS total score. The trial also met key secondary outcome measures related to efficacy on PANSS subscales and safety.

In September 2016, we announced top-line results from the second Phase 3 clinical trial (ITI-007-302) of lumateperone for the treatment of patients with schizophrenia. In this trial, neither dose of lumateperone separated from placebo on the primary endpoint, change from baseline on the PANSS total score, in the pre-defined patient population. The active control, risperidone, did separate from placebo. In this trial, lumateperone was statistically significantly better than risperidone on key safety and tolerability parameters and exhibited a safety profile similar to placebo. This replicates the safety and tolerability findings of our Phase 2 study (ITI-007-005) in which the efficacy of ITI-007 60 mg and risperidone, the active control, were similar. We believe lumateperone did not separate from placebo on the pre-specified primary endpoint in the ITI-007-302 study in part due to an unusually high placebo response at certain sites which disproportionately affected the trial results and contributed to the efficacy outcome of this study compared to our two previous positive efficacy studies. In addition, we believe other confounding factors may have played a role in the efficacy outcome of ITI-007-302, including an expectation bias and the potential for functional unblinding. We believe the lumateperone late-stage clinical development program, including two large, well-controlled positive studies and supportive evidence from this second Phase 3 study, collectively provide evidence of the efficacy and safety of lumateperone for the treatment of schizophrenia. Across all three of our efficacy trials, ITI-007 60 mg improved symptoms of schizophrenia with the same trajectory and magnitude of change from baseline in the primary endpoint, the PANSS total score.

We have a meeting scheduled with the FDA in late March of 2017 to discuss the submission of an NDA for lumateperone in schizophrenia. We expect to provide an update on the status of our discussions with the FDA following this meeting. We will also need to complete other development, manufacturing and pre-commercialization activities necessary to support the submission of a planned NDA for lumateperone in schizophrenia.

Lumateperone for the Treatment of Depressive Episodes Associated with Bipolar Disorder (Bipolar Depression)

Our bipolar depression program consists of two Phase 3 multi-center, randomized, double-blind, placebo-controlled clinical trials: one to evaluate lumateperone as a monotherapy and the other to evaluate lumateperone as an adjunctive therapy with lithium or valproate. In each trial, patients with a clinical diagnosis of Bipolar I or Bipolar II disorder and who are experiencing a current major depressive episode are randomized to receive one of three treatments: 60 mg ITI-007, 40 mg ITI-007, or placebo in a 1:1:1 ratio orally once daily for 6 weeks. In the ITI-007-401 trial, patients receive lumateperone or placebo as a monotherapy. In the ITI-007-402 trial, patients receive lumateperone or placebo adjunctive to their existing mood stabilizer lithium or valproate. In both trials, we are employing a number of strategies designed to ensure we recruit appropriately diagnosed patients in an effort to reduce the risk of a high placebo response. Patient enrollment in the ITI-007-401 trial, is expected to complete in the first half of 2018. Patient enrollment in the ITI-007-402 trial, is expected to complete in the second half of 2018. One of our strategies to optimize potential success in this program is to initiate a third trial in bipolar depression conducted globally. We anticipate completing patient enrollment in our global study by the end of 2018.

The primary endpoint for both clinical trials is change from baseline at Day 42 on the Montgomery-Åsberg Depression Rating Scale, or MADRS, total score versus placebo. The MADRS is a well-validated 10-item checklist that measures the ability of a drug to reduce overall severity of depressive symptoms. Individual items are rated by an expert clinician on a scale of 0 to 6 in which a score of 6 represents the most depressed evaluation for each item assessed. The total score ranges from 0 to 60. Secondary endpoints include measures of social function and quality of life that may illustrate the differentiated clinical profile of lumateperone. Safety and tolerability are also assessed in both clinical trials.

Lumateperone for the Treatment of Behavioral Disturbances Associated with Dementia, Including Alzheimer’s Disease

In the fourth quarter of 2014, we announced the top-line data from ITI-007-200, a Phase 1/2 clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of low doses of lumateperone in healthy geriatric subjects and in patients with dementia, including AD. The completion of this study marks an important milestone in our strategy to develop low doses of lumateperone for the treatment of behavioral disturbances associated with dementia and related disorders. The ITI-007-200 trial results indicate that lumateperone is safe and well-tolerated across a range of low doses, has linear- and dose-related pharmacokinetics and improves cognition in the elderly. The most frequent adverse event was mild sedation at the higher doses. We believe these results further position lumateperone as a development candidate for the treatment of behavioral disturbances in patients with dementia and other neuropsychiatric and neurological conditions.

In the second quarter of 2016, we initiated Phase 3 development of lumateperone for the treatment of agitation in patients with dementia, including AD. Our ITI-007-201 trial is a Phase 3 multi-center, randomized, double-blind, placebo-controlled clinical trial in patients with a clinical diagnosis of probable AD and clinically significant symptoms of agitation. In this trial, approximately 360 patients are planned to be randomized to receive 9 mg ITI-007 or placebo in a 1:1 ratio orally once daily for four weeks. This study includes a single interim analysis reviewed by an independent data monitoring committee, which will be used to assess the assumptions of variability and effect size. The primary efficacy measure is the Cohen-Mansfield Agitation Inventory—Community version, or CMAI-C. The CMAI-C is a well-validated 37-item scale that measures the ability of a drug to reduce overall frequency of agitation symptoms, including aggressive behaviors. Individual items are rated by an expert clinician on a scale of 1 to 7 in which a score of 7 represents the most frequent for each item assessed. The key secondary efficacy measure is a Clinical Global Impression scale for Severity, or CGI-S, of illness. Other exploratory secondary endpoints include measures of other behavioral disturbances associated with dementia. Safety and tolerability are also assessed in the trial.

Other Indications for Lumateperone

We are also pursuing clinical development of lumateperone for the treatment of additional CNS diseases and disorders. At the lowest doses, lumateperone has been demonstrated to act primarily as a potent 5-HT2A serotonin receptor antagonist. As the dose is increased, additional benefits are derived from the engagement of additional drug targets, including modest dopamine receptor modulation and modest inhibition of serotonin transporters. We believe that combined interactions at these receptors may provide additional benefits above and beyond selective 5-HT2A antagonism for treating agitation, aggression and sleep disturbances in diseases that include dementia, AD, Huntington’s disease and autism spectrum disorders, while avoiding many of the side effects associated with more robust dopamine receptor antagonism. As the dose of lumateperone is further increased, leading to moderate dopamine receptor modulation, inhibition of serotonin transporters, and indirect glutamate modulation, these actions complement the complete blockade of 5-HT2A serotonin receptors. At a dose of 60 mg, ITI-007 has been shown effective in treating the symptoms associated with schizophrenia, and we believe this higher dose range will be useful for the treatment of bipolar disorder, depressive disorders and other neuropsychiatric diseases. Within the ITI-007 portfolio, we are also developing a long-acting injectable formulation to provide more treatment options to patients suffering from mental illness. Given the encouraging tolerability data to date with oral lumateperone, we believe that a long-acting injectable option, in particular, may lend itself to being an important formulation choice for patients.

Given the potential utility for lumateperone and follow-on compounds to treat these additional indications, we may investigate, either on our own or with a partner, agitation, aggression and sleep disturbances in additional diseases that include autism spectrum disorders, depressive disorder, intermittent explosive disorder, non-motor symptoms and motor complications associated with Parkinson’s disease, and post-traumatic stress disorder. We hold exclusive, worldwide commercialization rights to lumateperone and a family of compounds from Bristol-Myers Squibb Company pursuant to an exclusive license.

Other Product Candidates

We have a second major program called ITI-002 that has yielded a portfolio of compounds that selectively inhibits the enzyme phosphodiesterase type 1, or PDE1. We believe PDE1 helps regulate brain activity related to cognition, memory processes and movement/coordination. On February 25, 2011, we (through our wholly owned operating subsidiary, ITI) and Takeda Pharmaceutical Company Limited, or Takeda, entered into a license and collaboration agreement, or the Takeda License Agreement, under which we agreed to collaborate to research, develop and commercialize our proprietary compound ITI-214 and other selected compounds that selectively inhibit PDE1 for use in the prevention and treatment of human diseases. On October 31, 2014, we entered into an agreement with Takeda terminating the Takeda License Agreement, or the Termination Agreement, pursuant to which all rights granted under the Takeda License Agreement were returned to us. On September 15, 2015, Takeda completed the transfer of the IND for ITI-214 to us. ITI-214 is the first compound in its class to successfully advance into Phase 1 clinical trials. We intend to pursue the development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, including cardiovascular disease. We expect to advance ITI-214 into additional clinical development trials in both CNS and non-CNS indications. Following the positive safety and tolerability results in our Phase 1 program, in the first half of 2017 we expect to initiate a Phase 1/2 clinical trial with ITI-214 in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints. Other compounds in the PDE portfolio are also being advanced for the treatment of various indications.

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

Since inception, we have devoted substantially all of our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of December 31, 2016, our accumulated deficit was $309.5 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and pre-clinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses. Our corporate headquarters and laboratory are located in New York, New York.

Results of Operations

Revenues

The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.

We have not generated any revenue from product sales to date and we do not expect to generate revenues from product sales for at least the next several years. Our revenues for the year ended December 31, 2016 have been from a government grant. Our revenues for the year ended December 31, 2015 have been from a government grant and the residual reimbursement of expenses from the terminated Takeda License Agreement. We will not receive any further revenue under the Takeda License Agreement, which was terminated on October 31, 2014. We have received and may continue to receive grants from U.S. government agencies and foundations.

We do not expect any revenues that we may generate in the next several years to be significant enough to fund our operations.

Expenses

The process of researching and developing drugs for human use is lengthy, unpredictable and subject to many risks. We are unable with any certainty to estimate either the costs or the timelines in which those costs will be incurred. The clinical development of lumateperone for the treatment of schizophrenia and for the treatment of bipolar depression consumes and will continue to consume a large portion of our current, as well as projected, resources. We intend to pursue other disease indications that lumateperone may address, but there are significant costs associated with pursuing FDA approval for those indications, which would include the cost of additional clinical trials.

Our ITI-002 program has a compound, ITI-214, in Phase 1 development. We intend to pursue the development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, which may include cognition in Parkinson’s disease, cognition in AD, cognition in schizophrenia and in other non-CNS indications. Our other projects are still in the pre-clinical stages, and will require extensive funding not only to complete pre-clinical testing, but to enter into and complete clinical trials. Expenditures that we incur on these projects will be subject to availability of funding in addition to the funding required for the advancement of lumateperone. Any failure or delay in the advancement of lumateperone could require us to re-allocate resources from our other projects to the advancement of lumateperone, which could have a significant material adverse impact on the advancement of these other projects and on our results of operations. Our operating expenses are comprised of (i) research and development expenses and (ii) general and administrative expenses. Our research and development costs are comprised of:

•	internal recurring costs, such as labor and fringe benefits, materials and supplies, facilities and maintenance costs; and

•	fees paid to external parties who provide us with contract services, such as pre-clinical testing, manufacturing and related testing, clinical trial activities and license milestone payments.

General and administrative expenses are incurred in three major categories:

•	salaries and related benefit costs;

•	patent, legal, professional, and pre-commercialization costs; and

•	office and facilities overhead.

We expect that research and development expenses will increase substantially as we proceed with our Phase 3 clinical trials for lumateperone in patients with bipolar disorder and for the treatment of agitation in patients with dementia, including AD. We also expect that our general and administrative costs will increase substantially from prior periods primarily due to costs to perform pre-product commercialization activities and the increased costs associated with being a public reporting entity, which could include adding additional personnel. We granted options to purchase 487,121 shares of our common stock in 2016 and have granted options to purchase an additional 621,157 shares of our common stock in January 2017. We also granted restricted stock units for 78,806 of our common stock in 2016 and restricted stock units for 154,922 shares of our common stock in January 2017. We will recognize expense associated with these restricted stock units and options over the next three years in both research and development expenses and general and administrative expenses. We expect this non-cash expense to be material and affect quarter to quarter and year to date comparisons in the upcoming year. We expect to continue to grant stock options and other stock-based awards in the future, which will increase our stock-based compensation expense in future periods.

The following table sets forth our revenues, operating expenses, interest income (expense) and income taxes expenses for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Revenues	$330	$91	$577
Expenses
Research and Development	93,831	87,718	21,226
General and Administrative	24,758	18,187	10,338

Total costs & expenses	118,589	105,905	31,564

Loss from operations	(118,259)	(105,814)	(30,987)
Interest income, net	(2,898)	(1,022)	(298)
Income tax expense	1,065	1	2

Net Loss	$(116,426)	$(104,793)	$(30,691)

Comparison of Years Ended December 31, 2016 and December 31, 2015

Revenues

Revenues increased for the year ended December 31, 2016 as compared to the year ended December 31, 2015 by approximately $239 thousand, or 262%, primarily due to a government grant, offset by limited reimbursable costs of $31 thousand paid to us by Takeda in 2015 under the Takeda License Agreement which terminated on October 31, 2014.

Research and Development Expenses

Research and development expenses increased for the year ended December 31, 2016 as compared to the year ended December 31, 2015 by approximately $6.1 million, or 7%. This change is due primarily to an increase of approximately $6.5 million of costs associated with manufacturing and $1.6 million of labor related costs offset in part by $2.8 million less in clinical trials related costs in the year ended December 31, 2016 over the year ended December 31, 2015. For the year ended December 31, 2015, the majority of the $87.7 million of research and development costs was related to the first and second Phase 3 trial of lumateperone in patients with schizophrenia (ITI-007-301 and ITI-007-302). For the year ended December 31, 2016, the majority of the $93.8 million in research and development costs was related to the second Phase 3 trial of lumateperone in patients with schizophrenia and to a lesser extent the Phase 3 trials of lumateperone in patients with bipolar depression and the Phase 3 trial of lumateperone for the treatment of agitation in patients with dementia, including AD, other supporting trials for lumateperone which commenced in the third quarter of 2016 and a significant amount of costs for manufacturing lumateperone. Amounts paid to external parties comprised most of our research and development costs. In the year ended December 31, 2016, we incurred approximately $81.1 million of costs to external parties who manufactured, tested and performed clinical trial related activities as compared to $76.8 million for the year ended December 31, 2015. Of these external costs, approximately $80.6 million in the year ended December 31, 2016 and approximately $76.1 million in the year ended December 31, 2015 were for lumateperone related projects. The remaining external costs for each of these periods were spent on other projects. Internal costs are comprised primarily of labor, fringe benefits, materials, stock-based compensation, supplies and facilities and maintenance costs and were approximately $12.7 million and $10.9 million in the years ended December 31, 2016 and 2015, respectively.

As development of lumateperone for the treatment of schizophrenia progresses, we anticipate costs for that program to continue in the next several years as we conduct clinical trials and are also required to complete non-clinical testing to obtain FDA approval and manufacture material needed for clinical trial use, which includes non-clinical testing of the drug product and the creation of an inventory of drug product in anticipation of possible FDA approval. In addition we plan to spend increasing amounts to further our development of lumateperone for other indications, including but not limited to, the treatment of depressive episodes associated with bipolar disorder (bipolar depression), for treatment of behavioral disturbances associated with dementia and related disorders, and for treating agitation, aggression and sleep disturbances in diseases that include dementia, AD, Huntington’s disease and autism spectrum disorders, and to further our long acting injectable program among other indications.

As of December 31, 2016, we employed 28 full time personnel in our research and development group as compared to 24 full time personnel at December 31, 2015. We expect to hire additional staff as we increase our development efforts and grow our business in the upcoming years.

We currently have several projects, in addition to lumateperone, that are in the research and development stages, including in the areas of cognitive dysfunction and the treatment of neurodegenerative diseases, including AD, among others. We have used internal resources and incurred expenses not only in relation to the development of lumateperone, but also in connection with these additional projects as well. We have not, however, reported these costs on a project by project basis, as these costs are broadly spread among these projects. The external costs for these projects have been minimal and are reflected in the amounts discussed in this section “—Research and Development Expenses.”

During previous years, we also incurred costs that were both reimbursable and non-reimbursable under the Takeda License Agreement. For the years ended December 31, 2016 and 2015, we incurred $0 and $30,700, respectively, of costs that were billable to Takeda pursuant to ongoing obligations under the termination agreement. We do not expect to incur material costs going forward under this agreement.

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

General and Administrative Expenses

General and administrative expenses increased for the year ended December 31, 2016 as compared to the year ended December 31, 2015 by approximately $6.6 million, or 36%, primarily due to approximately $4.1 million of higher stock option expense and to a lesser extent to commercial development, rent, accounting, legal, and labor costs. Salaries, bonuses, share based compensation and related benefit costs for our executive, finance and administrative functions for the years ended December 31, 2016 and 2015 were approximately 61% and 59%, respectively, of our total general and administrative costs. Our other general and administrative expenses include patent costs and other professional fees and, to a lesser extent, general office-related overhead.

We expect general and administrative costs to increase significantly as we hire additional staff and expand our operations, including preparation for potential commercial activities.

Interest Income

Interest income has increased to approximately $2.9 million from $1.0 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This increase is primarily a result of higher than average cash balances and interest rates in 2016 as compared to 2015. The higher balances in 2016 were due to the net offering proceeds of $121.8 million that we received in March 2015 and $327.4 million that we received in September 2015 offset partially by the $91.3 million of cash and investments utilized in 2016.

Income Tax

In September 2016, the Company licensed certain intellectual property rights to its wholly-owned subsidiary, ITI Limited, which was formed in the third quarter of 2016. Although the license of intellectual property rights did not result in any gain or loss in the consolidated statements of operations, the transaction generated taxable net income in the U.S. We utilized a portion of our available federal and state net operating loss carryforwards to offset the majority of this net income but incurred $1.1 million of taxes related to intercompany transactions that were treated as tax expense in our consolidated statement of operations.

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

Research and Development Expenses

Research and development expenses increased for the year ended December 31, 2015 as compared to the year ended December 31, 2014 by approximately $66.5 million, or 313%. This change is due primarily to an increase of approximately $47.1 million of costs associated with outside clinical testing and an increase of approximately $14.9 million from nonclinical testing in the year ended December 31, 2015 over the year ended December 31, 2014. The vast majority of the increase is due to costs associated with conducting our lumateperone Phase 3 clinical program in schizophrenia. In late 2014, we began a clinical trial of lumateperone in patients with schizophrenia and incurred the majority of the costs for this trial in 2015. In addition, we started our second Phase 3 clinical trial of lumateperone in patients with schizophrenia in June 2015 and incurred significant costs for this trial in the second half of 2015. In December 2015, we commenced our Phase 3 clinical trials in bipolar disorder and have incurred approximately $3.6 million in costs through December 31, 2015. In 2014, we did not incur significant costs related to clinical trials. Amounts paid to external parties comprise a large portion of our research and development costs. In the year ended December 31, 2015, we incurred approximately $76.8 million of costs to external parties who manufactured, tested and performed clinical trial related activities as compared to $16.3 million in the year ended December 31, 2014. Of these external costs, approximately $76.1 million in the year ended December 30, 2015 and $16.0 million in the year ended December 31, 2014 were for lumateperone related projects. The remaining amounts for each of these periods were spent on other projects. Internal costs are comprised primarily of labor, fringe benefits, materials, supplies and facilities and maintenance costs and were approximately $10.9 million and $5.0 million for the years ended December 31, 2015 and 2014, respectively. The increase in these internal costs is due primarily to hiring additional research and development employees in 2015 in addition to increased stock based compensation expense.

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

Liquidity and Capital Resources

Through December 31, 2016, we provided funds for our operations by obtaining approximately $717 million of cash primarily through public and private offerings of our common stock and other securities, grants from government agencies and foundations and payments received under the terminated Takeda License Agreement. We do not believe that grant revenue will be a significant source of funding in the near future, and Takeda has limited ongoing funding obligations following the termination of the Takeda License Agreement on October 31, 2014. On March 11, 2015, we completed a public offering of 5,411,481 shares of our common stock for aggregate gross proceeds of approximately $129.9 million and net proceeds of approximately $121.8 million. On September 28, 2015, we completed an additional public offering of 7,935,000 shares of our common stock for aggregate gross proceeds of approximately $345.2 million and net proceeds of approximately $327.4 million.

As of December 31, 2016, we had a total of approximately $384.1 million in cash and cash equivalents and available-for-sale investment securities, and approximately $10.5 million of short-term liabilities consisting entirely of liabilities from operations. We spent approximately $94.2 million in cash for operations and equipment, not including $2.9 million of net interest income received. We reduced working capital by approximately $99.3 million for the year ended December 31, 2016. The use of cash was primarily for conducting clinical trials and non-clinical testing, including manufacturing related activities and funding recurring operating expenses.

For the year 2017, subject to the timing of clinical trials, manufacturing and other development activities, we expect to spend up to $170 million. We expect these expenditures to be due primarily to the development of lumateperone in patients with schizophrenia, behavioral disturbances in dementia, bipolar disorder and depressive disorders, our ITI-007 long acting injectable development program through pre-clinical and early clinical development, research and preclinical development of our other product candidates, the continuation of manufacturing activities in connection with the development of lumateperone, recurring expenses and costs to produce, develop and validate materials to be used in clinical and non-clinical studies related to lumateperone, and expenses associated with our other development programs, pre-commercialization activities and general operations. We expect that cash expenditures will continue to increase after 2017 as we further expand the lumateperone clinical stage programs, the ITI-007 long acting injectable development program through pre-clinical and early clinical development; research and preclinical development of our other product candidates; the continuation of manufacturing, pre-commercial activities in connection with the development of lumateperone and the early stage pre-commercial launch activities for lumateperone. We believe that our existing cash and cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2018.

We will require significant additional financing in the future to continue to fund our operations. We believe that we have the funding in place to complete the additional clinical and non-clinical trials, manufacturing and pre-commercialization activities needed for potential regulatory approval and commercialization of lumateperone in patients with schizophrenia. With the remaining proceeds from our public offerings in March 2015 and September 2015, we believe that we have the funds to complete our proposed clinical trials of lumateperone in bipolar disorder as a monotherapy and as an adjunctive therapy with lithium or valproate. We will also be funding clinical trials of lumateperone for the treatment of behavioral disturbances in dementia; preclinical and clinical development of ITI-007 long acting injectable development program; additional clinical trials of lumateperone; continued clinical development of our PDE program, including ITI-214; research and preclinical development of our other product candidates; and the continuation of manufacturing activities in connection with the development of lumateperone. We anticipate requiring additional funds to obtain regulatory approval for lumateperone in patients with dementia, including AD, for further development of lumateperone in patients with bipolar disorder, depressive disorders and other indications, and for development of our other product candidates. We have incurred losses in every year since inception with the exception of 2011, when we received an up-front fee and a milestone payment related to the Takeda License Agreement. These losses have resulted in significant cash used in operations. For the year ended December 31, 2016, we used net cash in operating activities and purchases of equipment of approximately $94.2 million and expect to use additional cash of up to $180 million during 2017. While we have several research and development programs underway, the lumateperone program has advanced the furthest and will continue to consume increasing amounts of cash for conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct the activities necessary to pursue FDA approval of lumateperone and our other product candidates, we expect the amount of cash needed to fund operations to increase significantly over the next several years.

With the termination of the Takeda License Agreement in October 2014, we are responsible for the costs of developing ITI-214. On September 15, 2015, Takeda completed the transfer of the IND for ITI-214 to us. We intend to pursue the development of our PDE1 program, including ITI-214 for the treatment of several CNS and non-CNS conditions. We anticipate a moderate increase in our operating expenses related to our PDE development programs in 2017 and increasing for 2018 and beyond.

We seek to balance the level of cash, cash equivalents and investments on hand with our projected needs and to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms. Until we can generate significant revenues from operations, we will need to satisfy our future cash needs through public or private sales of our equity securities, sales of debt securities, incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of our product candidates and technology and, to a lesser extent, grant funding. On September 2, 2016, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on September 14, 2016, on which we registered for sale up to $350 million of any combination of our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine. This registration statement will remain in effect for up to three years from the date it was declared effective.

We cannot be sure that future funding will be available to us when we need it on terms that are acceptable to us, or at all. We sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs. The amount of funding we raise through sales of our common stock or other securities depends on many factors, including, but not limited to, the status and progress of our product development programs, projected cash needs, availability of funding from other sources, our stock price and the status of the capital markets. Due to the volatile nature of the financial markets, equity and debt financing may be difficult to obtain. In addition, any unfavorable development or delay in the progress of our lumateperone program could have a material adverse impact on our ability to raise additional capital.

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

If adequate funds are not available to us on a timely basis, we may be required to: (1) delay, limit, reduce or terminate pre-clinical studies, clinical trials or other clinical development activities for one or more of our product candidates, including our lead product candidate lumateperone, ITI-214, and our other pre-clinical stage product candidates; (2) delay, limit, reduce or terminate our discovery research or pre-clinical development activities; or (3) enter into licenses or other arrangements with third parties on terms that may be unfavorable to us or sell, license or relinquish rights to develop or commercialize our product candidates, technologies or intellectual property at an earlier stage of development and on less favorable terms than we would otherwise agree.

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

In 2014, we entered into a long-term lease, which was amended in December 2015, for 16,753 square feet of useable laboratory and office space located at 430 East 29th Street, New York, New York 10016. Due to the amortization of total lease payments, we have recognized $2.9 million of deferred rent through the end of 2016. The deferred rent balance will begin to decrease incrementally in the first quarter of 2017. We occupied these facilities as our headquarters in March 2015, replacing our previous laboratories and offices. The lease, as amended, has a term of 12 years. We expect that our facility related costs will increase moderately as a result of leasing this facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

Total contractual obligations as of December 31, 2016 are summarized in the following table (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligations	$16,256	$1,300	$2,958	$3,138	$8,860

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

The adoption of this accounting standard did not have a material impact on our results of operations for the years ended December 31, 2016, 2015 and 2014, or on our financial positions as of those dates.

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

Research and Development

Except for payments made in advance of services, we expense our research and development costs as incurred. For payments made in advance, we recognize research and development expense as the services are rendered. Research and development costs primarily consist of salaries and related expenses for personnel and resources and the costs of clinical trials. Other research and development expenses include preclinical analytical testing, outside services, providers, materials and consulting fees.

Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information provided to us by our vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development expense, as the case may be.

As part of the process of preparing its financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate clinical trial expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the clinical trial as measured by subject progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2016 and 2015, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. For awards that contain a performance vesting condition, expense is amortized using the accelerated attribution method. As share-based compensation expense recognized in the statements of operations for the years ended December 31, 2016, 2015 and 2014 is based on share-based awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated based on our historical experience for the fiscal years ended December 31, 2016, 2015 and 2014 and have not been material.

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

Expected volatility rates are based on a combination of historical volatility of the common stock of comparable publicly traded entities and the limited historical information about our common stock. The expected life of stock options is the period of time for which the stock options are expected to be outstanding. Given the limited historical exercise data, the expected life is determined using the “simplified method,” which is defined as the midpoint between the vesting date and the end of the contractual term.

The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have not paid dividends to our stockholders since our inception and do not plan to pay cash dividends in the foreseeable future. Therefore, we have assumed an expected dividend rate of zero.

Prior to January 1, 2014, given that there was no active market for our common stock, the exercise price of the stock options on the date of grant was determined and approved by the board of directors using several factors, including progress and milestones achieved in our business development and performance, the price per share of our convertible preferred stock offerings and general industry and economic trends. In establishing the estimated fair value of our common stock, we considered the guidance set forth in American Institute of Certified Public Accountants Practice Guide, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation.” For stock options granted in 2016 and 2015, the exercise price was determined by using the closing market price of our common stock on the date of grant.

A restricted stock unit, or RSU, is a stock award that entitles the holder to receive shares of our common stock as the award vests. The fair value of each RSU is based on the closing price of our common stock on the date of grant. We have granted RSUs that vest in three equal annual installments provided that the employee remains employed with us.

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

Since we had net operating loss carryforwards as of December 31, 2016, 2015 and 2014, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations.

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

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction-specific and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB decided to defer the effective date of the standard from January 1, 2017, to January 1, 2018, with an option that permits companies to adopt the standard as early as the original effective date. Early adoption of the standard prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method.

We started an initial impact assessment of the potential changes from adopting ASU 2014-09. Based on the assessment procedures performed to date, we anticipate that the adoption of ASU 2014-09 will primarily impact the contract revenues recognized by the collaborations and license agreements. We are still completing our initial assessment of the impact of this guidance, including the new disclosure requirements as we have not had product sales to date. We plan to adopt the new standard effective January 1, 2018. We continue to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact our current conclusions.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity. As of December 31, 2016, we had cash, cash equivalents and marketable securities of $384.1 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates, although the recent rise in interest rates has resulted in our unrealized loss on investments as of December 31, 2016 and 2015 totaling approximately $0.3 million and $0.5 million, respectively. Since we plan on holding those investments to maturity, no recognition of impairment is required. Declines in interest rates, however, would reduce future investment income.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2016, the company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting. This report appears further below in this Item 9A.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Intra-Cellular Therapies, Inc.

We have audited Intra-Cellular Therapies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Intra-Cellular Therapies, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Intra-Cellular Therapies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intra-Cellular Therapies, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, MD

March 1, 2017

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation,” “Compensation Discussion and Analysis,” “Management and Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Compensation Practices and Policies Relating to Risk Management” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a).	The following documents are filed as part of this annual report on Form 10-K:

Item 15(a)(1) and (2)	See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

2.1	Agreement and Plan of Merger, dated as of August 23, 2013, by and among the Registrant, ITI, Inc. and Intra-Cellular Therapies, Inc.		8-K (Exhibit 2.1)	8/29/2013	000-54896

2.2	Agreement and Plan of Merger, dated as of August 29, 2013, by and between the Registrant and Intra-Cellular Therapies, Inc., relating to the name change of the Registrant.		8-K (Exhibit 2.2)	9/5/2013	000-54896

3.1	Restated Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on November 7, 2013.		S-1/A (Exhibit 3.1)	11/26/13	333-191238

3.2	Certificate of Merger relating to the Merger of ITI, Inc. with and into Intra-Cellular Therapies, Inc., filed with the Secretary of State of the State of Delaware on August 29, 2013.		8-K (Exhibit 3.3)	9/5/2013	000-54896

3.3	Certificate of Ownership and Merger relating to the Merger of Intra-Cellular Therapies, Inc. with and into the Registrant, filed with the Secretary of State of the State of Delaware on August 29, 2013, relating to the name change of the Registrant.		8-K (Exhibit 3.4)	9/5/2013	000-54896

3.4	Restated Bylaws of the Registrant.		8-K (Exhibit 3.5)	9/5/2013	000-54896

4.1	Form of common stock certificate.		8-K (Exhibit 4.1)	9/5/2013	000-54896

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

4.2	.1	Warrant to Purchase Common Stock dated April 19, 2013 issued to Alzheimer Drug Discovery Foundation, Inc.		8-K (Exhibit 4.2.1)	9/5/2013	000-54896

	.2	Amendment dated August 29, 2013 to Warrant to Purchase Common Stock dated April 19, 2013 issued to Alzheimer Drug Discovery Foundation, Inc.		8-K (Exhibit 4.2.2)	9/5/2013	000-54896

10.1	.1	License Agreement dated as of May 31, 2005 by and between Bristol-Meyers Squibb Company and Intra-Cellular Therapies, Inc.**		8-K/A (Exhibit 10.1.1)	10/31/2013	000-54896

	.2	Amendment No. 1 to License Agreement dated as of November 3, 2010 by and between Bristol-Meyers Squibb Company and Intra-Cellular Therapies, Inc.		8-K (Exhibit 10.1.2)	9/5/2013	000-54896

10.2	.1	License and Collaboration Agreement dated as of February 25, 2011 by and between Takeda Pharmaceutical Company Limited and Intra-Cellular Therapies, Inc.**		8-K/A (Exhibit 10.2)	10/31/2013	000-54896

	.2	Termination Agreement dated as of October 31, 2014 by and between Takeda Pharmaceutical Company Limited and Intra-Cellular Therapies, Inc.**		10-K (Exhibit 10.2.2)	3/12/2015	001-36274

10.3		Supply Agreement dated as of January 4, 2017 by and between Siegfried Evionnaz SA and ITI Limited. †	X

10.4		Employment Agreement effective as of February 26, 2008 by and between Sharon Mates, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.3)	9/5/2013	000-54896

10.5	.1	Employment Agreement effective as of August 3, 2015 by and between Michael I. Halstead and Intra-Cellular Therapies, Inc.*		10-Q (Exhibit 10.1)	11/5/2015	001-36274

	.2	Amendment No.1 to Employment Agreement dated as of November 9, 2016 by and between Michael I. Halstead and Intra-Cellular Therapies, Inc.*		10-Q (Exhibit 10.1)	11/9/2016	001-36274

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.6		Employment Agreement effective as of February 26, 2008 by and between Lawrence J. Hineline and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.4)	9/5/2013	001-36274

10.7	.1	Employment Agreement effective as of November 4, 2015 by and between Robert Davis, Ph.D. and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.6)	2/25/2016	001-36274

	.2	Amendment No.1 to Employment Agreement dated as of November 9, 2016 by and between Robert Davis, Ph.D. and Intra-Cellular Therapies, Inc.*		10-Q (Exhibit 10.2)	11/9/2016	001-36274

10.8	.1	Employment Agreement effective as of November 5, 2015 by and between Kimberly Vanover, Ph.D. and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.7)	2/25/2016	000-54896

	.2	Amendment No.1 to Employment Agreement dated as of November 9, 2016 by and between Kimberly Vanover, Ph.D. and Intra-Cellular Therapies, Inc.*		10-Q (Exhibit 10.3)	11/9/2016	001-36274

10.9		Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of September 1, 2003 by and between Sharon Mates, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.8)	9/5/2013	000-54896

10.10		Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of July 29, 2014 by and between Michael Halstead and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.11)	3/12/2015	001-36274

10.11		Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of December 1, 2003 by and between Lawrence J. Hineline and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.9)	9/5/2013	000-54896

10.12		Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of November 4, 2015 by and between Robert Davis, Ph.D. and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.11)	2/25/2016	001-36274

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.13	Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of March 5, 2007 by and between Kimberly E. Vanover, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.12)	9/5/2013	000-54896

10.14	Form of Indemnification Agreement by and between the Company and its directors and executive officers.*		8-K (Exhibit 10.13)	9/5/2013	000-54896

10.15	2003 Equity Incentive Plan, as amended.*		8-K (Exhibit 10.14)	9/5/2013	000-54896

10.16	Form of Stock Option Agreement under the 2003 Equity Incentive Plan, as amended.*		8-K (Exhibit 10.15)	9/5/2013	000-54896

10.17	Amended and Restated 2013 Equity Incentive Plan.*		8-K (Exhibit 10.1)	6/18/2015	001-36274

10.18	Form of Stock Option Agreement under the 2013 Equity Incentive Plan.*		10-K (Exhibit 10.19)	3/25/2014	001-36274

10.19	Non-Employee Director Compensation Policy, as amended.*		10-Q (Exhibit 10.1)	4/28/2016	001-36274

10.20	Redemption Agreement dated as of August 29, 2013 by and between the Registrant and NLBDIT 2010 Services, LLC.		8-K (Exhibit 10.17)	9/5/2013	000-54896

10.21	Indemnity Agreement dated as of August 29, 2013 by and among the Registrant, Intra-Cellular Therapies, Inc. and Samir N. Masri.		8-K (Exhibit 10.18)	9/5/2013	000-54896

10.22	Registration Rights Agreement dated as of August 29, 2013 by and among Intra-Cellular Therapies, Inc., the stockholders named therein and the Registrant.		8-K (Exhibit 10.19)	9/5/2013	000-54896

14.1	Corporate Code of Conduct and Ethics and Whistleblower Policy.		10-K (Exhibit 14.1)	2/25/2016	001-36274

21.1	Subsidiaries.	X

23.1	Consent of Ernst & Young LLP.	X

31.1	Certification of the Chief Executive Officer.	X

31.2	Certification of the Chief Financial Officer.	X

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	.INS	XBRL Instance Document.	X

	.SCH	XBRL Taxonomy Extension Schema Document.	X

	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

	.DEF	XBRL Taxonomy Extension Definition.	X

	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

	.PRE	XBRL Taxonomy Presentation Linkbase Document.	X

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.
†	Confidential treatment is being requested for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.

Item 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: March 1, 2017	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ Sharon Mates, Ph.D. Sharon Mates, Ph.D.	Chairman, President and Chief Executive Officer (principal executive officer)	March 1, 2017

By:	/s/ Lawrence J. Hineline Lawrence J. Hineline	Vice President of Finance and Chief Financial Officer (principal financial officer and principal accounting officer)	March 1, 2017

By:	/s/ Christopher Alafi, Ph.D. Christopher Alafi, Ph.D.	Director	March 1, 2017

By:	/s/ Richard Lerner, M.D. Richard Lerner, M.D.	Director	March 1, 2017

By:	/s/ Joel S. Marcus Joel S. Marcus	Director	March 1, 2017

By:	/s/ Rory B. Riggs Rory B. Riggs	Director	March 1, 2017

By:	/s/ Robert L. Van Nostrand Robert L. Van Nostrand	Director	March 1, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Intra-Cellular Therapies, Inc.

We have audited the accompanying consolidated balance sheets of Intra-Cellular Therapies, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intra-Cellular Therapies, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intra-Cellular Therapies, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, MD

March 1, 2017

Intra-Cellular Therapies, Inc.

Consolidated Balance Sheets

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$48,642,225	$47,159,303
Investment securities, available-for-sale	335,458,459	428,041,021
Accounts receivable	94,339	30,660
Prepaid expenses and other current assets	4,005,093	8,025,147

Total current assets	388,200,116	483,256,131
Property and equipment, net	627,614	775,522
Other assets	75,765	71,875

Total assets	$388,903,495	$484,103,528

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,754,647	$1,632,905
Accrued and other current liabilities	5,329,293	3,423,464
Accrued employee benefits	1,448,394	1,207,143

Total current liabilities	10,532,334	6,263,512
Long-term deferred rent	2,868,622	1,597,105

Total liabilities	13,400,956	7,860,617

Stockholders’ equity:
Common stock, $.0001 par value: 100,000,000 shares authorized; 43,292,906 and 43,155,875 shares issued and outstanding at December 31, 2016 and 2015, respectively	4,329	4,316
Additional paid-in capital	685,290,815	669,878,103
Accumulated deficit	(309,475,366)	(193,049,098)
Accumulated comprehensive loss	(317,239)	(590,410)

Total stockholders’ equity	375,502,539	476,242,911

Total liabilities and stockholders’ equity	$388,903,495	$484,103,528

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2016	2015	2014
Revenues:
License and collaboration revenue	$—	$30,659	$547,546
Grant Revenue	330,702	60,705	29,755

Total revenues	330,702	91,364	577,301

Costs and expenses:
Research and development	93,831,530	87,718,074	21,226,345
General and administrative	24,758,063	18,187,286	10,337,679

Total costs and expenses	118,589,593	105,905,360	31,564,024

Loss from operations	(118,258,891)	(105,813,996)	(30,986,723)
Interest income	(2,935,077)	(1,022,455)	(303,936)
Interest expense	36,781	—	7,073

Loss before provision for income taxes	(115,360,595)	(104,791,541)	(30,689,860)
Income tax expense	1,065,673	1,600	1,600

Net loss	$(116,426,268)	$(104,793,141)	$(30,691,460)

Net loss per common share:
Basic & Diluted	$(2.69)	$(2.91)	$(1.07)
Weighted average number of common shares:
Basic & Diluted	43,240,188	36,069,237	28,650,067

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc.

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2016	2015	2014
Net loss	$(116,426,268)	$(104,793,141)	$(30,691,460)
Other comprehensive loss:
Unrealized gain (loss) on investment securities	273,171	(485,777)	(104,633)

Comprehensive loss	$(116,153,097)	$(105,278,918)	$(30,796,093)

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	22,159,446	$2,216	$89,177,556	$(57,564,497)	$—	$31,615,275
Common shares issued February 5, 2014	7,063,300	706	115,442,041	—		115,442,747
Exercise of stock options	247,165	25	162,955	—		162,980
Stock issued for services	10,923	1	176,084			176,085
Stock subscription	18,225	2	109,831			109,833
Share-based compensation	—	—	3,843,878	—		3,843,878
Net loss	—	—	—	(30,691,460)		(30,691,460)
Other comprehensive loss					(104,633)	(104,633)

Balance at December 31, 2014	29,499,059	$2,950	$208,912,345	$(88,255,957)	$(104,633)	$120,554,705
Common shares issued March 11, 2015	5,411,481	541	121,803,828	—		121,804,369
Common shares issued September 28, 2015	7,935,000	793	327,435,412	—		327,436,205
Exercise of stock options	305,005	31	653,015	—		653,046
Stock issued for services	5,330	1	182,598			182,599
Share-based compensation	—	—	10,890,905	—		10,890,905
Net loss	—	—	—	(104,793,141)		(104,793,141)
Other comprehensive loss					(485,777)	(485,777)

Balance at December 31, 2015	43,155,875	$4,316	$669,878,103	$(193,049,098)	$(590,410)	$476,242,911
Exercise of stock options	123,745	12	477,722	—		477,734
Restricted Stock issued to employee	1,757	—	—			—
Stock issued for services	11,529	1	233,771			233,772
Share-based compensation	—	—	14,701,219	—		14,701,219
Net loss	—	—	—	(116,426,268)		(116,426,268)
Other comprehensive gain					273,171	273,171

Balance at December 31, 2016	43,292,906	$4,329	$685,290,815	$(309,475,366)	$(317,239)	$375,502,539

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(116,426,268)	$(104,793,141)	$(30,691,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	196,872	139,626	25,481
Share-based compensation expense	14,701,219	10,890,905	3,843,878
Issuance of stock for services	233,772	182,599	176,085
Amortization of premiums on investment activities	544,354	712,675	297,223
Changes in operating assets and liabilities:
Accounts receivable	(63,679)	20,943	284,715
Prepaid expenses and other assets	4,016,164	(6,737,125)	(466,099)
Accounts payable	2,121,742	(419,860)	(1,342,302)
Accrued liabilities and employee benefits	2,147,080	(3,873,692)	5,065,329
Deferred rent	1,271,517	1,597,105	—

Net cash used in operating activities	(91,257,227)	(102,279,965)	(22,807,150)

Investing activities
Purchases of investments	(395,757,168)	(514,308,249)	(103,601,836)
Maturities of investments	488,068,547	153,389,448	36,879,308
Purchase of property and equipment	(48,964)	(860,595)	(11,762)

Net cash provided by (used in) investing activities	92,262,415	(361,779,396)	(66,734,290)

Financing activities
Proceeds from line of credit	125,000,000	—	—
Repayment of line of credit	(125,000,000)	—	—
Proceeds from stock option exercises	477,734	653,046	162,980
Proceeds from stock subscription	—	—	109,833
Proceeds of public offerings	—	449,996,887	116,191,285
Payment of costs of public offerings	—	(756,313)	(748,538)

Net cash provided by financing activities	477,734	449,893,620	115,715,560
Net increase (decrease) in cash and cash equivalents	1,482,922	(14,165,741)	26,174,120
Cash and cash equivalents at beginning of period	47,159,303	61,325,044	35,150,924

Cash and cash equivalents at end of period	$48,642,225	$47,159,303	$61,325,044

Cash paid for interest	$36,781	$—	$7,073

Cash paid for taxes	$1,000,000	$—	$—

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

1. Organization

Intra-Cellular Therapies, Inc. (the “Company”), through its wholly-owned operating subsidiaries, ITI, Inc. (“ITI”) and ITI Limited, is a biopharmaceutical company focused on the discovery and clinical development of innovative, small molecule drugs that address underserved medical needs in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system (“CNS”). The Company’s lead product candidate, lumateperone, is in Phase 3 clinical development as a novel treatment for schizophrenia, bipolar depression and agitation associated with dementia, including Alzheimer’s disease.

The Company was originally incorporated in the State of Delaware in August 2012 under the name “Oneida Resources Corp.” Prior to a reverse merger that occurred on August 29, 2013, or the Merger, Oneida Resources Corp. was a “shell” company registered under the Securities Exchange Act of 1934 (the “Exchange Act”) with no specific business plan or purpose until it began operating the business of ITI, through the Merger transaction on August 29, 2013. ITI was incorporated in Delaware in May 2001 to focus primarily on the development of novel drugs for the treatment of neuropsychiatric and neurologic diseases and other disorders of the CNS. Effective upon the Merger, a wholly-owned subsidiary of the Company merged with and into ITI, and ITI continues as the operating subsidiary of the Company.

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

In September 2016, the Company licensed certain intellectual property rights to its wholly-owned subsidiary, ITI Limited, which was formed in the third quarter of 2016. Although the license of intellectual property rights did not result in any gain or loss in the consolidated statements of operations, the $125 million of gain related to the transaction helped generate net taxable income for tax purposes in the U.S. and the Company utilized a portion of our available federal and state net operating loss carryforwards to offset the majority of this gain. Any taxes incurred related to intercompany transactions were treated as tax expense in the Company’s consolidated statement of operations. In addition to the license, the Company also entered into a research and development agreement with ITI Limited pursuant to which the Company will conduct research and development services related to the license agreement and charge ITI Limited for these services.

In order to further its research projects and support its collaborations, the Company will require additional financing until such time, if ever, that revenue streams are sufficient to generate consistent positive cash flow from operations. Possible sources of funds include public or private sales of the Company’s equity securities, sales of debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of the Company’s product candidates and technology and, to a lesser extent, grant funding. On September 2, 2016, the Company filed a universal shelf registration statement on Form S-3, which was declared

1. Organization (continued)

effective by the Securities and Exchange Commission (the “SEC”) on September 14, 2016, on which the Company registered for sale up to $350 million of any combination of our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that the Company may determine. This registration statement will remain in effect for up to three years from the initial effective date.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of Intra-Cellular Therapies, Inc. and its wholly own subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). All intercompany accounts and transactions have been eliminated in consolidation. The Company currently operates in one operating segment. Operating segments are defined as components of an enterprise about which separate discrete information is available for the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance. The Company views its operations and manages its business in one segment, which is discovering and developing drugs for the treatment of neurological and psychiatric disorders.

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

2. Summary of Significant Accounting Policies (continued)

Investment securities consisted of the following (in thousands):

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. government agency securities	$67,199	$1	$(74)	$67,126
FDIC certificates of deposit (1)	20,740	1	—	20,741
Certificates of deposit	64,500	—	—	64,500
Commercial paper	67,352	11	(52)	67,311
Corporate bonds/notes	115,985	—	(205)	115,780

	$335,776	$13	$(331)	$335,458

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. government agency securities	$61,510	$—	$(271)	$61,239
FDIC certificates of deposit (1)	41,343	1	(11)	41,333
Certificates of deposit	219,500	—	—	219,500
Commercial paper	30,122	—	(48)	30,074
Corporate bonds/notes	76,157	—	(262)	75,895

	$428,632	$1	$(592)	$428,041

(1)	“FDIC certificates of deposit” consist of deposits that are less than $250,000.

The Company has classified all of its investment securities available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of December 31, 2016 and 2015 the Company held $47.9 million and $142.4 million, respectively, of available-for-sale investment securities with contractual maturity dates more than one year and less than two years.

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

As of December 31, 2016 the Company had $25.5 million of investments that had been held for greater than one year that have a temporary impairment of approximately $25,000. As of December 31, 2015 the Company had approximately $9.2 million of investments that have been held for greater than one year which had a temporary impairment of approximately $19,000.

The Company attributes the unrealized losses on the available-for-sale securities as of December 31, 2016 and 2015, to the variability in related market interest rates. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual

2. Summary of Significant Accounting Policies (continued)

terms. Furthermore, the Company does not believe that these securities expose us to undue market risk or counterparty credit risk. As such, the Company does not consider these securities to be other-than-temporarily impaired.

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

The Company has no assets or liabilities that were measured using quoted prices for significant unobservable inputs (Level 3 assets and liabilities) as of December 31, 2016 and December 31, 2015. The carrying value of cash held in money market funds of approximately $10.7 million as of December 31, 2016 and $31.1 million as of December 31, 2015, is included in cash and cash equivalents and approximates market value based on quoted market price or Level 1 inputs.

2. Summary of Significant Accounting Policies (continued)

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$10,724	$10,724	$—	$—
U.S. government agency securities	67,126	—	67,126	—
FDIC certificates of deposit	20,741	—	20,741	—
Certificates of deposit	64,500	—	64,500	—
Commercial paper	67,311	—	67,311	—
Corporate bonds/notes	115,780	—	115,780	—

	$346,182	$10,724	$335,458	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$31,114	$31,114	$—	$—
U.S. government agency securities	61,239	—	61,239	—
FDIC certificates of deposit	41,333	—	41,333	—
Certificates of deposit	219,500	—	219,500	—
Commercial paper	30,074	—	30,074	—
Corporate bonds/notes	75,895	—	75,895	—

	$459,155	$31,114	$428,041	$—

Financial Instruments

The Company considers the recorded costs of its financial assets and liabilities, which consist of cash equivalents, accounts receivable, prepaids, accounts payable and accrued liabilities, to approximate their fair value because of their relatively short maturities at December 31, 2016 and December 31, 2015. Management believes that the risks associated with its financial instruments are minimal as the counterparties are various corporations, financial institutions and government agencies of high credit standing.

Concentration of Credit Risk

Cash equivalents are held with major financial institutions in the United States. Certificates of deposit, cash and cash equivalents held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

Accounts Receivable

Accounts receivable that management has the intent and ability to collect are reported in the balance sheets at outstanding amounts, less an allowance for doubtful accounts. The Company writes off uncollectible receivables when the likelihood of collection is not probable.

2. Summary of Significant Accounting Policies (continued)

The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of December 31, 2016 and 2015, as the Company has a history of collecting on all its accounts including government agencies and collaborations funding its research.

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

2. Summary of Significant Accounting Policies (continued)

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

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by subject progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2016 and 2015, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. For awards that contain a performance vesting condition, expense is amortized using the accelerated attribution method. As share-based compensation expense recognized in the statements of operations for the years ended December 31, 2016, 2015 and 2014 is based on share-based awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated based on the Company’s historical experience for the years ended December 31, 2016, 2015 and 2014, and have not been material.

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

Expected volatility rates are based on a combination of the historical volatility of the common stock of comparable publicly traded entities and the limited historical information about the Company’s common stock.

2. Summary of Significant Accounting Policies (continued)

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

Prior to January 1, 2014, given that there was no active market for the Company’s common stock, the exercise price of the stock options on the date of grant was determined and approved by the board of directors using several factors, including progress and milestones achieved in the Company’s business development and performance, the price per share of its convertible preferred stock offerings and general industry and economic trends. In establishing the estimated fair value of the common stock, the Company considered the guidance set forth in American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For stock options granted in 2016, 2015 and 2014, the exercise price was determined by using the closing market price of the Company’s common stock on the date of grant.

A restricted stock unit (“RSU”) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. The Company has granted RSUs that vest in three equal annual installments provided that the employee remains employed with the Company.

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

Since the Company had net operating loss carryforwards as of December 31, 2016, 2015 and 2014, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations.

Equity instruments issued to non-employees for services are accounted for under the provisions of ASC Topic 718 and ASC Topic 505-50, Equity/Equity-Based Payments to Non-Employees. Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed and are marked to market during the service period.

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

The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive as applied to the loss from operations for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Common Stock Equivalents	1,225,614	1,322,311	958,712
RSUs	32,781	—	—

2. Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Standards

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern,” to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date the financial statements are issued. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption of the guidance was permitted. The Company has adopted ASU No. 2014-15 and the adoption had no impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction-specific and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB decided to defer the effective date of the standard from January 1, 2017, to January 1, 2018, with an option that permits companies to adopt the standard as early as the original effective date. Early adoption of the standard prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method.

The Company started an initial impact assessment of the potential changes from adopting ASU 2014-09. Based on the assessment procedures performed to date the Company anticipates that the adoption of ASU 2014-09 will primarily impact the contract revenues recognized for collaborations and license agreements. The Company is still completing its initial assessment of the impact of this guidance, including the new disclosure requirements, as the Company has not had product sales to date. The Company plans to adopt the new standard effective January 1, 2018. The Company continues to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact the Company’s current conclusions.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The standard also clarifies the need to evaluate a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the Company’s other deferred tax assets. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 allows the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently analyzing the impact of ASU No. 2016-02 and, at this time, is yet to determine the impact of the new standard, if any, on the Company’s consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation—Stock Compensation (“ASU 2016-09”). ASU 2016-09 simplifies several areas of accounting for stock compensation, including

2. Summary of Significant Accounting Policies (continued)

simplification of the accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows and forfeitures. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. An entity that elects early adoption must adopt all of the amendments in the same period. The Company did not early adopt ASU 2016-09 as of and for the period ended December, 2016. The Company intends to adopt this standard for the quarter ending March 31, 2017 and the adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

3. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2016	2015
Computer equipment	$39,095	$42,064
Furniture and fixtures	292,423	266,695
Scientific equipment	2,844,865	2,823,601

	3,176,383	3,132,360
Less accumulated depreciation	(2,548,769)	(2,356,838)

	$627,614	$775,522

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $196,872, $139,626 and $25,481, respectively.

4. Share-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”) to provide for the granting of stock-based awards, such as stock options, restricted common stock, RSUs and stock appreciation rights to employees, directors and consultants as determined by the Board of Directors. In August 2013, in connection with the Merger, the Company assumed the ITI 2003 Equity Incentive Plan, as amended (the “2003 Plan”), which expired by its terms in July 2013. As of December 31, 2016, there were options to purchase 666,909 shares of common stock outstanding under the 2003 Plan and options to purchase 2,434,123 shares of common stock outstanding under the 2013 Plan. Effective in November 2013, the Company adopted the 2013 Plan. The Company initially reserved 2,850,000 shares of common stock for issuance under the 2013 Plan. In both January 2015 and 2014, the number of shares of common stock reserved for issuance under the 2013 Plan automatically increased by 800,000 pursuant to the evergreen provisions of the 2013 Plan. On June 16, 2015, the stockholders of the Company approved, at the Company’s 2015 Annual Meeting of Stockholders, an amendment to the 2013 Plan to increase the number of shares of common stock available for issuance under the plan by 3,100,000 shares, to increase by 100,000 shares the maximum number of shares available for the issuance of options, stock appreciation rights and other similar awards to any one participant in any calendar year for purposes of meeting the requirements for qualified performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and to eliminate the evergreen provisions of the 2013 Plan under which 800,000 shares were automatically added to the plan on each of January 1, 2014 and 2015. Stock options granted under the 2013 Plan may be either incentive stock options (“ISOs”) as defined by the Code, or non-qualified stock options. The Board of Directors determines who will receive options, the vesting periods (which are generally two to three years) and the exercise prices of such options. Options have a maximum term of 10 years. The exercise price of ISOs granted under the 2013 Plan must be at least equal to the fair market value of the common stock on the date of grant.

4. Share-Based Compensation (continued)

Total stock-based compensation expense related to all of the Company’s share-based awards, including stock options and RSUs to employees, directors and consultants recognized during the years ended December 31, 2016, 2015 and 2014, was comprised of the following:

	Years Ended December 31,
	2016	2015	2014
Research and development	$4,472,658	$4,768,131	$1,842,828
General and administrative	10,228,561	6,122,774	2,001,050

Total share-based compensation expense	$14,701,219	$10,890,905	$3,843,878

The following table describes the weighted-average assumptions used for calculating the value of options granted during the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Dividend yield	0%	0%	0%
Expected volatility	80.0%-90.0%	80.0%	80.0%
Weighted-average risk-free interest rate	1.7%	1.8%	2.0%
Expected term (in years)	5.9	5.9	6.3

Information regarding the stock options activity, including with respect to grants to employees, directors and consultants as of December 31, 2016, and changes during the period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Contractual Life
Outstanding at December 31, 2015	2,737,657	$13.72	$109,778,658	7.64 years
Options granted	487,121	$48.85		9.15 years
Options exercised	(123,745)	$3.86		3.05 years
Options canceled or expired	(1)	$1.36		0.00 years

Outstanding at December 31, 2016	3,101,032	$19.63	$9,351,908	7.18 years

Vested or expected to vest at December 31, 2016	3,101,032	$19.63

Exercisable at December 31, 2016	2,025,757	$12.59	$9,310,898	6.64 years

The weighted-average grant date fair value for awards granted during the years ended December 31, 2016, 2015, and 2014, was $48.85, $21.00, and $16.50 per share, respectively. Total intrinsic value of the options exercised during the years ended December 31, 2016, 2015, and 2014 was approximately $2,984,283, $10,951,057 and $3,696,775, respectively. The total fair value of shares vested in the years ended December 31, 2016, 2015 and 2014, was approximately $9,310,898, $5,207,073 and $3,703,000, respectively.

During 2016, 2015 and 2014, the Company granted options to certain scientific advisory board members of the Company to purchase 5,000, 45,571 and 95,000 shares of common stock, respectively, at an average exercise price per share of $53.63, $17.57, and $16.86, respectively. The options vest ratably over a period of 12 to 24 months. Stock compensation related to these grants will fluctuate with any changes in the underlying value of the Company’s common stock, as the performance period is not fixed.

As of December 31, 2016 and 2015 there was $3,022,843 and $291,644, respectively, of unrecognized compensation costs related to unvested RSUs. The unrecognized share-based compensation expense related to stock option awards at December 31, 2016, is $15,022,101 and will be recognized over a weighted-average period of 1.7 years.

4. Share-Based Compensation (continued)

The fair value of an RSU is based on the closing price of the Company’s common stock on the date of grant. Information regarding RSU activity, including with respect to grants to employees as of December 31, 2016 and changes during the year then ended, is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2015	5,272	$56.90
RSU’s granted in 2016	78,806	$53.63
RSU’s vested in 2016	(1,757)	$56.90

Outstanding at December 31, 2016	82,321	$53.77

The Company recognized non-cash stock-based compensation expense related to RSU’s for the years ending December 31, 2016 and 2015 of approximately $1.5 million and $8,000, respectively.

5. Line of Credit

On September 30, 2016, the Company entered into a secured line of credit with a lender for an amount not to exceed $150.8 million. This line of credit was secured by approximately $150.8 million of collateral held by the lender. The interest on advances under this line of credit was fixed at LIBOR plus 2.991% on the date of advance. The Company borrowed $125.0 million on September 30, 2016 and repaid the entire amount on October 3, 2016. Interest expense under this secured line of credit was $36,781 for the year ended December 31, 2016. On October 6, 2016, the line of credit was terminated by the Company.

6. Income Taxes

Total income tax expense for the years ended December 31, 2016, 2015, and 2014 is allocated as follows:

	2016	2015	2014
Current	$1,065,673	$1,600	$1,600
Deferred	(19,605,520)	(51,165,859)	(14,655,320)
Valuation allowance	19,605,520	51,165,859	14,655,320

Provision for income taxes	$1,065,673	$1,600	$1,600

A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2016, 2015, and 2014 is as follows:

	December 31,
	2016	2015	2014
Income tax benefit at statutory federal rate	35.00%	35.00%	35.00%
Royalty Income	(37.93)	0.00	0.00
Other Permanent differences	(0.78)	(0.56)	0.12
Foreign rate differential	(8.61)	0.00	0.00
Return-to-provision—R&D Credit	(0.03)	0.00	(0.05)
R&D Credit—current year	2.13	4.19	2.32
Reserve for uncertain tax positions	(0.02)	0.00	(0.01)
Change in effective state tax rates	(6.98)	(0.05)	(0.14)
State income tax expense	(.70)	10.24	10.50
Change in valuation allowance	16.99	(48.82)	(47.75)

Provision for income taxes	(0.93)%	(0.00)%	(0.01)%

6. Income Taxes (continued)

Deferred income taxes reflect the net tax effect of temporary differences that exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. As of December 31, 2016, the Company had $121.0 million of federal net operating loss carryforwards, which expire at various dates through 2035. The gross amount of the state net operating loss carryforwards is equal to or less than the federal net operating loss carryforwards and expires over various periods based on individual state tax law. In general, businesses with U.S. net operating losses (“NOLs”) are considered loss corporations for U.S. federal income tax purposes. Pursuant to Section 382 of the Code, loss corporations that undergo an ownership change, as defined under the Code, may be subject to an annual limitation on the amount of NOLs (and certain other tax attributes) available to offset taxable income earned after such ownership change. For the year ended December 31, 2015, the Company performed a Section 382 ownership analysis and determined that an ownership change occurred (within the meaning of Section 382 of the Code) in 2015. Based on the analysis performed, however, the Company does not believe that the Section 382 annual limitation will impact the Company’s ability to utilize the tax attributes that existed as of the date of the ownership change in a material manner. If the Company experiences an ownership change in the future, the tax benefits related to the NOLs and tax credit carryforwards may be further limited or lost.

In September 2016, the Company licensed certain intellectual property rights to its wholly-owned subsidiary, ITI Limited, which was formed in the third quarter of 2016. The costs to develop, test, manufacture and perform other activities related to the lumateperone (also known as ITI-007) program will be the responsibility of ITI Limited and will be incurred outside of the United States. Therefore, the majority of expected losses incurred by the Company during the next several years will not result in additional NOLs to be carried forward and used against future net income. At December 31, 2016, the Company had $1.3 million in excess tax benefits related to stock-based compensation deductions, the benefit of which will be recorded to additional paid-in-capital once the benefit is realized through a reduction of income taxes payable. The following summarizes the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2016 and 2015, respectively:

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$49,627,652	$76,741,198
Accrued employee benefits	535,158	543,466
Research and development credit	9,367,227	6,962,731
Stock compensation	9,360,025	5,641,993
Federal AMT credit	1,062,451	—
Deferred rent	1,095,220	725,195

Deferred tax liabilities:
Depreciation	(44,732)	(6,062)

Net deferred tax asset	71,003,001	90,608,521
Valuation allowance	(71,003,001)	(90,608,521)

Net deferred tax asset	$—	$—

Based upon the Company’s historical operating performance and the reported cumulative net losses to date, the Company presently does not have sufficient objective evidence to support the recovery of its net deferred tax assets. Accordingly, the Company has established a full valuation allowance against its net deferred tax assets for financial reporting purposes because it is not more likely than not that these deferred tax assets will be realized.

The total amount of unrecognized tax benefits as of December 31, 2016 and December 31, 2015 were $1.7 million and $1.7 million respectively. If recognized none of these tax benefits would affect the effective tax rate due to valuation allowances.

6. Income Taxes (continued)

The following summarizes the significant components of gross unrecognized tax benefits as of December 31, 2016 and 2015, respectively:

	December 31,
	2016	2015
Balance at January 1,	$1,720,912	$1,717,635
Current Year Uncertain Tax Positions:
Gross Increases	17,903	3,277

Balance at December 31,	$1,738,815	$1,720,912

7. Collaborations and License Agreements

The Bristol-Myers Squibb License Agreement

On May 31, 2005, the Company entered into a worldwide, exclusive License Agreement with Bristol-Myers Squibb Company (“BMS”), pursuant to which the Company holds a license to certain patents and know-how of BMS relating to lumateperone and other specified compounds. The agreement was amended on November 3, 2010. The licensed rights are exclusive, except BMS retains rights in specified compounds in the fields of obesity, diabetes, metabolic syndrome and cardiovascular disease. However, BMS has no right to use, develop or commercialize lumateperone and other specified compounds in any field of use. The Company has the right to grant sublicenses of the rights conveyed by BMS. The Company is obliged under the license to use commercially reasonable efforts to develop and commercialize the licensed technology. The Company is also prohibited from engaging in the clinical development or commercialization of specified competitive compounds.

Under the agreement, the Company made an upfront payment of $1.0 million to BMS, a milestone payment of $1.25 million in December 2013, and a milestone payment of $1.5 million in December 2014 following the initiation of the Company’s first Phase 3 clinical trial for lumateperone for patients with exacerbated schizophrenia. Possible milestone payments remaining total $12.0 million. Under the agreement, the Company may be obliged to make other milestone payments to BMS for each licensed product of up to an aggregate of approximately $14.75 million. The Company is also obliged to make tiered single digit percentage royalty payments on sales of licensed products. The Company is obliged to pay to BMS a percentage of non-royalty payments made in consideration of any sublicense.

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

The Takeda Pharmaceutical License and Collaboration Agreement and Termination Agreement

On February 25, 2011, the Company entered into a license and collaboration agreement (the “Takeda License Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”) under which the Company agreed to collaborate to research, develop and commercialize its proprietary compound ITI-214 and other selected

7. Collaborations and License Agreements (continued)

compounds that selectively inhibit phosphodiesterase type 1 (“PDE1”) for use in the prevention and treatment of human diseases. As part of the agreement, the Company assigned to Takeda certain patents owned by the Company that claim ITI-214 and granted Takeda an exclusive license to develop and commercialize compounds identified in the conduct of the research program that satisfy specified criteria. However, the Company retained rights to all compounds that do not meet the specified criteria and the Company continues to develop PDE1 inhibitors outside the scope of the agreement.

On October 31, 2014, the Company entered into an agreement with Takeda terminating the Takeda License Agreement, pursuant to which all rights granted under the Takeda License Agreement were returned to the Company. On September 15, 2015, Takeda completed the transfer of the Investigational New Drug Application (“IND”) for ITI-214 to the Company. ITI-214 is the first compound in its class to successfully advance into Phase 1 clinical trials. The Company intends to explore the development of its PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, including cardiovascular disease. Following the positive safety and tolerability results in the Company’s Phase 1 program, in the first half of 2017 the Company expects to initiate a Phase 1/2 clinical trial with ITI-214 in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints. Other compounds in the PDE portfolio are also being advanced for the treatment of various indications.

8. Commitments and Contingencies

The Company currently has an operating lease agreement with a commitment for $16,255,927 for laboratory and office facilities through 2027.

At December 31, 2016, future minimum lease payments under leases having an initial or remaining non-cancellable lease term in excess of one year are set forth in the table below:

Year
2017	1,299,845
2018	1,457,008
2019	1,500,718
2020	1,545,740
2021	1,592,112
Thereafter	8,860,504

$16,255,927

Rent expense for the years ended December 31, 2016, 2015 and 2014 was $1,419,940, $1,385,207 and $853,504, respectively.

9. Employee Benefit Plan

The Company sponsors a defined contribution 401(k) plan covering all full-time employees. Participants may elect to contribute their annual pre-tax earnings up to the federally allowed maximum limits. The Company made a matching contribution of 50% on the first 6% of contributions made by participants. Participant and Company contributions vest immediately. During the years ended December 31, 2016, 2015 and 2014, the Company recorded matching contribution expense of $157,244, $109,963 and $84,757, respectively.

10. Related Parties

In the first quarter of 2015, the Company moved its headquarters to 430 East 29th Street, New York, New York 10016. The Company has entered into a long-term lease for approximately 16,753 square feet of useable

10. Related Parties (continued)

laboratory and office space. The lease has a term of 12 years. The deferred rent balance will begin to decrease incrementally in the first quarter of 2017. A member of the Company’s board of directors is the Chairman of the board of directors, Chief Executive Officer and President of the parent company to the landlord under this lease.

11. Unaudited Quarterly Financial Information

The tables herein set forth the Company’s unaudited condensed consolidated 2016 and 2015 quarterly statements of operations.

The following table sets for the Company’s unaudited condensed consolidated statements of operations for the 2016 quarters ended:

2016 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$97,895	$4,362	$228,445	$—
Net loss	(27,485,039)	(30,265,327)	(30,834,454)	(27,841,449)
Basic and diluted net loss per share	$(0.64)	$(0.70)	$(0.71)	$(0.64)

The following table sets for the Company’s unaudited condensed consolidated statements of operations for the 2015 quarters ended:

2015 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$30,659	$—	$57,390	$3,315
Net loss	(28,834,516)	(32,160,483)	(21,511,318)	(22,286,824)
Basic and diluted net loss per share	$(0.67)	$(0.91)	$(0.61)	$(0.72)