Form 10-Q
period 2017-03-31
Intra-Cellular Therapies, Inc.
filed 2017-05-10
CIK 1567514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2017, the registrant had 43,420,478 shares of common stock outstanding.

Intra-Cellular Therapies, Inc.

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” mean Intra-Cellular Therapies, Inc. and our subsidiaries. “ITI” refers to our wholly-owned subsidiary ITI, Inc. and “ITI Limited” refers to our wholly-owned subsidiary ITI Limited.

i

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,598,325	$48,642,225
Investment securities, available-for-sale	344,183,051	335,458,459
Accounts receivable	68,200	94,339
Prepaid expenses and other current assets	3,761,282	4,005,093

Total current assets	371,610,858	388,200,116
Property and equipment, net	605,683	627,614
Other assets	75,765	75,765

Total assets	$372,292,306	$388,903,495

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,157,746	$3,754,647
Accrued and other current liabilities	7,039,115	5,329,293
Accrued employee benefits	2,121,795	1,448,394

Total current liabilities	16,318,656	10,532,334

Long-term liabilities	2,946,573	2,868,622

Total liabilities	19,265,229	13,400,956

Stockholders’ equity:
Common stock, $.0001 par value: 100,000,000 shares authorized; 43,415,728 and 43,292,906 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	4,342	4,329
Additional paid-in capital	689,723,391	685,290,815
Accumulated deficit	(336,408,948)	(309,475,366)
Accumulated comprehensive loss	(291,708)	(317,239)

Total stockholders’ equity	353,027,077	375,502,539

Total liabilities and stockholders’ equity	$372,292,306	$388,903,495

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited) Three Months Ended March 31,
	2017	2016
Revenues	$95,287	$—

Costs and expenses:
Research and development	21,538,958	23,433,620
General and administrative	6,310,486	5,064,233

Total costs and expenses	27,849,444	28,497,853

Loss from operations	(27,754,157)	(28,497,853)
Interest income	822,175	656,404

Loss before provision for income taxes	(26,931,982)	(27,841,449)
Income tax expense	1,600	—

Net loss	$(26,933,582)	$(27,841,449)

Net loss per common share:
Basic & Diluted	$(0.62)	$(0.64)

Weighted average number of common shares:
Basic & Diluted	43,385,605	43,193,857

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Net loss	$(26,933,582)	$(27,841,449)
Other comprehensive gain:
Unrealized gain on investment securities	25,531	541,140

Comprehensive loss	$(26,908,051)	$(27,300,309)

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited) Three Months Ended March 31,
	2017	2016
Cash flows provided by (used in) operating activities
Net loss	$(26,933,582)	$(27,841,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	50,429	47,967
Share-based compensation expense	4,160,678	3,592,461
Issuance of common stock for services	47,726	45,675
Amortization of premiums on investment securities	141,965	182,418
Changes in operating assets and liabilities:
Accounts receivable	26,139	30,660
Prepaid expenses and other assets	243,811	1,235,043
Accounts payable	3,403,099	326,367
Accrued liabilities	2,367,851	2,356,793
Deferred rent	93,323	373,642

Net cash used in operating activities	(16,398,561)	(19,650,423)

Cash flows (used in) provided by investing activities
Purchases of investments	(101,944,891)	(32,644,315)
Maturities of investments	93,103,865	42,216,191
Purchases of property and equipment	(28,498)	(3,874)

Net cash (used in) provided by investing activities	(8,869,524)	9,568,002

Cash flows provided by (used in) financing activities
Proceeds from stock option exercises	224,185	163,683

Net cash provided by financing activities	224,185	163,683

Net decrease in cash and cash equivalents	(25,043,900)	(9,918,738)
Cash and cash equivalents at beginning of period	48,642,225	47,159,303

Cash and cash equivalents at end of period	$23,598,325	$37,240,565

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2017

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

The Company was originally incorporated in the State of Delaware in August 2012 under the name “Oneida Resources Corp.” Prior to a reverse merger that occurred on August 29, 2013 (the “Merger”), Oneida Resources Corp. was a “shell” company registered under the Securities Exchange Act of 1934 (the “Exchange Act”) with no specific business plan or purpose until it began operating the business of ITI, through the Merger transaction on August 29, 2013. ITI was incorporated in Delaware in May 2001 to focus primarily on the development of novel drugs for the treatment of neuropsychiatric and neurologic diseases and other disorders of the CNS. Effective upon the Merger, a wholly-owned subsidiary of the Company merged with and into ITI, and ITI continues as the operating subsidiary of the Company.

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

In September 2016, the Company licensed certain intellectual property rights to its wholly-owned subsidiary, ITI Limited, which was formed in the third quarter of 2016. Although the license of intellectual property rights did not result in any gain or loss in the consolidated statements of operations, the $125 million of gain related to the transaction helped generate net taxable income for tax purposes in the U.S. and the Company utilized a portion of its available federal and state net operating loss carryforwards to offset the majority of this gain. Any taxes incurred related to intercompany transactions were treated as tax expense in the Company’s consolidated statement of operations. In addition to the license, the Company also entered into a research and development agreement with ITI Limited pursuant to which the Company will conduct research and development services related to the license agreement and charge ITI Limited for these services.

In order to further its research projects and support its collaborations, the Company will require additional financing until such time, if ever, that revenue streams are sufficient to generate consistent positive cash flow from operations. Possible sources of funds include public or private sales of the Company’s equity securities, sales of debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of the Company’s product candidates and technology and, to a lesser extent, grant funding. On September 2, 2016, the Company filed a universal shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “SEC”) on September 14, 2016, on which the Company registered for sale up to $350 million of any combination of its common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that the Company may determine. This registration statement will remain in effect for up to three years from the initial effective date.

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

Investment Securities

Investment securities consisted of the following (in thousands):

	March 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(unaudited)
U.S. Government Agency Securities	$84,215	$—	$(103)	$84,112
FDIC Certificates of Deposit (1)	16,610	1	—	16,611
Certificates of Deposit	74,500	—	—	74,500
Commercial Paper	59,763	1	(38)	59,726
Corporate Notes/Bonds	109,387	6	(159)	109,234

	$344,475	$8	$(300)	$344,183

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$67,199	$1	$(74)	$67,126
FDIC Certificates of Deposit (1)	20,740	1	—	20,741
Certificates of Deposit	64,500	—	—	64,500
Commercial Paper	67,352	11	(52)	67,311
Corporate Notes/Bonds	115,985	—	(205)	115,780

	$335,776	$13	$(331)	$335,458

(1)	“FDIC certificates of deposit” consist of deposits that are less than $250,000.

The Company has classified all of its investment securities available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of March 31, 2017 and December 31, 2016, the Company held $43.8 million and $47.9 million, respectively, of available-for-sale investment securities with contractual maturity dates more than one year and less than two years.

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

As of March 31, 2017, the Company had approximately $21.6 million of investments that have been held for greater than one year which had a temporary impairment of approximately $19,000. As of December 31, 2016, the Company had approximately $25.5 million of investments that had been held for greater than one year which had a temporary impairment of approximately $25,000.

The Company attributes the unrealized losses on the available-for-sale securities as of March 31, 2017 and December 31, 2016 to the variability in related market interest rates. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk. As such, the Company does not consider these securities to be other-than-temporarily impaired.

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

The Company has no assets or liabilities that were measured using quoted prices for significant unobservable inputs (Level 3 assets and liabilities) as of March 31, 2017 and December 31, 2016. The carrying value of cash held in money market funds of approximately $12.7 million as of March 31, 2017 and $10.7 million as of December 31, 2016 is included in cash and cash equivalents and approximates market value based on quoted market price or Level 1 inputs.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$12,681	$12,681	$—	$—
U.S. Government Agency Securities	84,112	—	84,112	—
FDIC Certificates of Deposit	16,611	—	16,611	—
Certificates of Deposit	74,500	—	74,500	—
Commercial Paper	59,726	—	59,726	—
Corporate Notes/Bonds	109,234	—	109,234	—

	$356,864	$12,681	$344,183	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$10,724	$10,724	$—	$—
U.S. Government Agency Securities	67,126	—	67,126	—
FDIC Certificates of Deposit	20,741	—	20,741	—
Certificates of Deposit	64,500	—	64,500	—
Commercial Paper	67,311	—	67,311	—
Corporate Notes/Bonds	115,780	—	115,780	—

	$346,182	$10,724	$335,458	$—

Financial Instruments

The Company considers the recorded costs of its financial assets and liabilities, which consist of cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, to approximate their fair value because of their relatively short maturities at March 31, 2017 and December 31, 2016. Management believes that the risks associated with its financial instruments are minimal as the counterparties are various corporations, financial institutions and government agencies of high credit standing.

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

The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of March 31, 2017 and December 31, 2016, as the Company has a history of collecting on all its accounts including government agencies and collaborations funding its research.

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

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by subject progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three months ended March 31, 2017 and 2016, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. For awards that contain a performance condition, expense is amortized using the accelerated attribution method. Share-based compensation expense recognized in the statements of operations for the three months ended March 31, 2017 and 2016 is based on share-based awards ultimately expected to vest.

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

Expected volatility rates are based on a combination of the historical volatility of the common stock of comparable publicly traded entities and the limited historical information about the Company’s common stock. The expected life of stock options is the period of time for which the stock options are expected to be outstanding. Given the limited historical exercise data, the expected life is determined using the “simplified method,” which defines expected life as the midpoint between the vesting date and the end of the contractual term.

The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not paid dividends to its stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. Therefore, the Company has assumed an expected dividend rate of zero.

Prior to January 1, 2014, given that there was no active market for the Company’s common stock, the exercise price of the stock options on the date of grant was determined and approved by the board of directors using several factors, including progress and milestones achieved in the Company’s business development and performance, the price per share of its convertible preferred stock offerings and general industry and economic trends. In establishing the estimated fair value of the common stock, the Company considered the guidance set forth in American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For stock options granted on or after January 1, 2014, the exercise price was determined by using the closing market price of the Company’s common stock on the date of grant.

A restricted stock unit (“RSU”) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the fair market value of the Company’s common stock on the date of grant. The Company has granted RSUs that vest in three equal annual installments provided that the employee remains employed with the Company.

Beginning in the first quarter of 2016, the Company granted time based RSUs that vest in three equal annual installments. In the first quarter of 2017, the Company granted additional time based RSUs as well as performance based RSUs, which vest based on the achievement of certain milestones that include (i) the submission of a new drug application, or NDA, with the U.S. Food and Drug Administration (the “FDA”), (ii) the approval of the NDA by the FDA (the “Milestone RSU grants”) and (iii) the achievement of certain comparative shareholder returns against the Company’s peers (the “TSR RSU grants”). The Milestone RSU grants were valued at the closing price on March 8, 2017. The RSU’s related to the NDA submission will be amortized through December 31, 2018 based on the probable vesting date. The amortization of the expenses of the RSU’s related to the approval of the NDA will commence if and when the filing has been approved through the last day of the calendar year in which the milestone is achieved. The TSR RSU grants were valued using the Monte Carlo Simulation method and will be amortized over the life of the RSU agreements which ends December 31, 2019. The Milestone RSU grants and TSR RSU grants are target based and the ultimate awards, if attained, could be the target amount or higher or lower than the target amount, depending on the timing or achievement of the goal. The Company is amortizing the expenses at the 100% targeted amount.

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

Since the Company had net operating loss carryforwards as of March 31, 2017 and 2016, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations.

Equity instruments issued to non-employees for services are accounted for under the provisions of ASC Topic 718 and ASC Topic 505-50, Equity/Equity-Based Payments to Non-Employees. Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the required services are completed and are marked to market during the service period.

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

The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive as applied to the loss from operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Stock options	516,515	1,282,627
RSUs	74,834	19,772

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction-specific and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB decided to defer the effective date of the standard from January 1, 2017, to January 1, 2018, with an option that permits companies to adopt the standard as early as the original effective date. Early adoption of the standard prior to the original effective date was not permitted. The standard permits the use of either the retrospective or cumulative effect transition method.

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

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation—Stock Compensation (“ASU 2016-09”). ASU 2016-09 simplifies several areas of accounting for stock compensation, including simplification of the accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows and forfeitures. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. An entity that elects early adoption must adopt all of the amendments in the same period. The Company did not early adopt ASU 2016-09 as of and for the period ended December 31, 2016. As of January 1, 2017, we adopted ASU 2016-09 for the quarter ended March 31, 2017. Accordingly we recognized previously unrecognized excess tax benefits of $7 million recorded as deferred tax assets with a corresponding offsetting full valuation allowance at the beginning of 2017 to yield no tax impact.

3. Property and Equipment

Property and equipment consist of the following:

	March 31, 2017	December 31, 2016
Computer equipment	$39,095	$39,095
Furniture and fixtures	292,423	292,423
Scientific equipment	2,873,363	2,844,865

	3,204,881	3,176,383
Less accumulated depreciation	(2,599,198)	(2,548,769)

	$605,683	$627,614

Depreciation expense for the three months ended March 31, 2017 and 2016 was $50,429 and $47,967 respectively.

4. Share-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”) provides for the granting of stock-based awards, such as stock options, restricted common stock, RSUs and stock appreciation rights to employees, directors and consultants as determined by the Board of Directors. In August 2013, in connection with the Merger, the Company assumed the ITI 2003 Equity Incentive Plan, as amended (the “2003 Plan”), which expired by its terms in July 2013. As of December 31, 2016, there were options to purchase 666,909 shares of common stock outstanding under the 2003 Plan and options to purchase 2,434,123 shares of common stock outstanding under the 2013 Plan. Effective in November 2013, the Company adopted the 2013 Plan. The Company initially reserved 2,850,000 shares of common stock for issuance under the 2013 Plan. In both January 2015 and 2014, the number of shares of common stock reserved for issuance under the 2013 Plan automatically increased by 800,000 pursuant to the evergreen provisions of the 2013 Plan. On June 16, 2015, the stockholders of the Company approved, at the Company’s 2015 Annual Meeting of Stockholders, an amendment to the 2013 Plan to increase the number of shares of common stock available for issuance under the plan by 3,100,000 shares, to increase by 100,000 shares the maximum number of shares available for the issuance of options, stock appreciation rights and other similar awards to any one participant in any calendar year for purposes of meeting the requirements for qualified performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and to eliminate the evergreen provisions of the 2013 Plan under which 800,000 shares were automatically added to the plan on each of January 1, 2014 and 2015. Stock options granted under the 2013 Plan may be either incentive stock options (“ISOs”) as defined by the Code, or non-qualified stock options. The Board of Directors determines who will receive options, the vesting periods (which are generally two to three years) and the exercise prices of such options. Options have a maximum term of 10 years. The exercise price of ISOs granted under the 2013 Plan must be at least equal to the fair market value of the common stock on the date of grant.

Total stock-based compensation expense, related to all of the Company’s share-based awards including stock options and RSUs to employees, directors and consultants recognized during three months ended March 31, 2017 and 2016, was comprised of the following:

	Three Months Ended March 31,
	2017	2016
Research and development	$1,370,066	$1,141,233
General and administrative	2,790,612	2,451,228

Total share-based compensation expense	$4,160,678	$3,592,461

The following table describes the weighted-average assumptions used for calculating the value of options granted during the three months ended March 31, 2017:

2017
Dividend yield	0%
Expected volatility	90.4%
Weighted-average risk-free interest rate	2.1%
Expected term	6.0 years

Information regarding the stock options activity, including with respect to grants to employees, directors and consultants as of March 31, 2017, and changes during the three-month period then ended are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Life
Outstanding at December 31, 2016 (audited)	3,101,032	$19.63	7.2 years
Options granted (unaudited)	621,157	$15.73	9.8 years
Options exercised (unaudited)	(95,000)	$2.60	4.0 years
Options canceled or expired (unaudited)	(13,903)	$16.06	9.7 years

Outstanding at March 31, 2017 (unaudited)	3,613,286	$19.42	7.5 years

Vested or expected to vest at March 31, 2017 (unaudited)	3,613,286	$19.42

Exercisable at March 31, 2017 (unaudited)	2,302,100	$15.61	6.8 years

The fair value of the time based RSUs and the Milestone RSU grants is based on the closing price of the Company’s stock on the date of grant. The fair value of the TSR RSU grants is determined using the Monte Carlo Simulation method.

Information regarding the time based RSU activity and changes during the three-month period ended March 31, 2017 are summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2016	82,321	$53.77
RSU’s granted in 2017	154,922	$15.73
RSU’s vested in 2017	(26,256)	$53.77

Outstanding at March 31, 2017	210,987	$25.86

Information related to the Company’s Milestone RSU grants and the TSR RSU grants during the three-month period ended March 31, 2017 are summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2016	—	$—
RSU’s granted in 2017	454,639	$15.15

Outstanding at March 31, 2017	454,639	$15.15

The weighted average estimated fair value of the TSR RSUs granted in the three months ended March 31, 2017 was $17.08, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 1.6%, and expected volatility of 95.4%. The TSR RSUs granted in the three months ended March 31, 2017, will entitle the grantee to receive a number of shares of the Company’s common stock determined over a three-year performance period ending and vesting on December 31, 2019, provided the grantee remains in the service of the Company on the settlement date. The Company expenses the cost of these awards ratably over the requisite service period. The number of shares for which the TSR RSUs will be settled will be a percentage of shares for which the award is targeted and will depend on the Company’s total shareholder return (as defined below), expressed as a percentile ranking of the Company’s total shareholder return as compared to the Company’s peer group (as defined below). The number of shares for which the TSR RSUs will be settled vary depending on the level of achievement of the goal. Total shareholder return is determined by dividing the average share value of the Company’s common stock over the 30 trading days preceding January 1, 2020 by the average share value of the Company’s common stock over the 30 trading days beginning on March 8, 2017, with a deemed reinvestment of any dividends declared during the performance period. The Company’s peer group includes 162 companies which comprise the Nasdaq Biotechnology Index, which was selected by the compensation committee of the Company’s board of directors and includes a range of biotechnology companies operating in several business segments.

The Company recognized non-cash stock-based compensation expense related to time based RSU’s for the three months ending March 31, 2017 and 2016 of approximately $565,307 and $377,000, respectively. Total expense for all RSUs, including the time based, milestone based and the performance based RSU grants is $731,429 and $377,000 for the three months ending March 31, 2017 and 2016. As of March 31, 2017, there was $4,894,459 of unrecognized compensation costs related to unvested time based RSUs. As of March 31, 2017, there was $6,723,035 of unrecognized compensation costs related to unvested Milestone RSU grants and TSR RSU grants.

5. Collaborations and License Agreements

The Bristol-Myers Squibb License Agreement

On May 31, 2005, the Company entered into a worldwide, exclusive License Agreement with Bristol-Myers Squibb Company (“BMS”), pursuant to which the Company holds a license to certain patents and know-how of BMS relating to lumateperone and other specified compounds. The agreement was amended on November 3, 2010. The licensed rights are exclusive, except BMS retains rights in specified compounds in the fields of obesity, diabetes, metabolic syndrome and cardiovascular disease. However, BMS has no right to use, develop or commercialize lumateperone and other specified compounds in any field of use. The Company has the right to grant sublicenses of the rights conveyed by BMS. The Company is obliged under the agreement to use commercially reasonable efforts to develop and commercialize the licensed technology. The Company is also prohibited from engaging in the clinical development or commercialization of specified competitive compounds.

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

In September 2016, the Company transferred certain of its rights under the agreement to its wholly owned subsidiary, ITI Limited. In connection with the transfer, the Company guaranteed ITI Limited’s performance of its obligations under the agreement.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on March 1, 2017. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K filed on March 1, 2017, as updated from time to time in our subsequent periodic and current reports filed with the SEC.

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

As part of our ongoing dialogue with the FDA regarding our lumateperone development program in schizophrenia, we requested guidance from the FDA on the acceptability of the two positive well controlled clinical trials we have conducted (Study ITI-007-005 and Study ITI-007-301), with supportive evidence from Study ITI-007-302, as the basis for the submission of a new drug application, or NDA, for the treatment of schizophrenia. In connection with this request we provided extensive information and data analyses to the FDA relating to the three studies. The FDA has confirmed that the results of Study ITI-007-302 do not preclude us from submitting an NDA based on the efficacy studies we have conducted to date. We believe our schizophrenia clinical development program collectively provides evidence of the efficacy and safety of lumateperone for the treatment of schizophrenia.

The FDA has raised questions, however, relating to certain findings observed in nonclinical animal toxicology studies of lumateperone and has requested additional information to confirm that the nonclinical findings are not indicative of a safety risk associated with long term exposure in humans. We are preparing responses to the FDA’s request for additional information and intend to proceed with our long-term safety study of lumateperone in patients with schizophrenia. If the FDA deems our responses regarding the nonclinical findings to be sufficient, we intend to submit an NDA for lumateperone for the treatment of schizophrenia by mid-year 2018 supported by the efficacy studies we have conducted to date. If the FDA deems our responses insufficient, they may place our long-term safety study on a clinical hold. The results of the long-term safety study will be required to support an NDA approval for a chronic condition such as schizophrenia.

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

Lumateperone for the Treatment of Behavioral Disturbances Associated with Dementia, Including Alzheimer’s Disease

In the fourth quarter of 2014, we announced the top-line data from ITI-007-200, a Phase 1/2 clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of low doses of lumateperone in healthy geriatric subjects and in patients with dementia, including AD. The completion of this study marks an important milestone in our strategy to develop low doses of lumateperone for the treatment of behavioral disturbances associated with dementia and related disorders. The ITI-007-200 trial results indicate that lumateperone is safe and well-tolerated across a range of low doses, has linear- and dose-related pharmacokinetics and may improve cognition in the elderly. The most frequent adverse event was mild sedation at the higher doses. We believe these results further position lumateperone as a development candidate for the treatment of behavioral disturbances in patients with dementia and other neuropsychiatric and neurological conditions.

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

Other Product Candidates

We have a second major program called ITI-002 that has yielded a portfolio of compounds that selectively inhibits the enzyme phosphodiesterase type 1, or PDE1. We believe PDE1 helps regulate brain activity related to cognition, memory processes and movement/coordination. On February 25, 2011, we (through our wholly owned operating subsidiary, ITI) and Takeda Pharmaceutical Company Limited, or Takeda, entered into a license and collaboration agreement, or the Takeda License Agreement, under which we agreed to collaborate to research, develop and commercialize our proprietary compound ITI-214 and other selected compounds that selectively inhibit PDE1 for use in the prevention and treatment of human diseases. On October 31, 2014, we entered into an agreement with Takeda terminating the Takeda License Agreement, or the Termination Agreement, pursuant to which all rights granted under the Takeda License Agreement were returned to us. On September 15, 2015, Takeda completed the transfer of the Investigational New Drug application, or IND, for ITI-214 to us. We believe ITI-214 is the first compound in its class to successfully advance into Phase 1 clinical trials. We intend to pursue the development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, including cardiovascular disease. Following the positive safety and tolerability results in our Phase 1 program, in the first half of 2017 we expect to initiate a Phase 1/2 clinical trial of ITI-214 in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints.

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

Since inception, we have devoted substantially all of our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of March 31, 2017, our accumulated deficit was $336.4 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and pre-clinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses. Our corporate headquarters and laboratory are located in New York, New York.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.

Revenues

We have not generated any revenue from product sales to date and we do not expect to generate revenues from product sales for at least the next several years. For the three months ended March 31, 2017, revenues were from a government grant. We have received and may continue to receive grants from U.S. government agencies and foundations.

We do not expect any revenues that we may generate in the next several years to be significant enough to fund our operations.

Expenses

The process of researching and developing drugs for human use is lengthy, unpredictable and subject to many risks. We are unable with any certainty to estimate either the costs or the timelines in which those costs will be incurred. The clinical development of lumateperone for the treatment of schizophrenia, for the treatment of bipolar depression and for the treatment of agitation in patients with dementia, including AD, consumes and will continue to consume a large portion of our current, as well as projected, resources. We intend to pursue other disease indications that lumateperone may address, but there are significant costs associated with pursuing FDA approval for those indications, which would include the cost of additional clinical trials.

Our ITI-002 program has a compound, ITI-214, in Phase 1 development. We intend to pursue the development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, which may include cognition in Parkinson’s disease, cognition in AD, cognition in schizophrenia and in other non-CNS indications, including cardiovascular disease. In the first half of 2017, we expect to initiate a Phase 1/2 clinical trial of ITI-214 in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints. Our other projects are still in the pre-clinical stages, and will require extensive funding not only to complete pre-clinical testing, but to enter into and complete clinical trials. Expenditures that we incur on these projects will be subject to availability of funding in addition to the funding required for the advancement of lumateperone. Any failure or delay in the advancement of lumateperone could require us to re-allocate resources from our other projects to the advancement of lumateperone, which could have a significant material adverse impact on the advancement of these other projects and on our results of operations. Our operating expenses are comprised of (i) research and development expenses and (ii) general and administrative expenses. Our research and development costs are comprised of:

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

We expect that research and development expenses will increase as we proceed with our Phase 3 clinical trials of lumateperone for the treatment of bipolar disorder and for the treatment of agitation in patients with dementia, including AD. We also expect that our general and administrative costs will increase from prior periods primarily due to costs to perform pre-product commercialization activities and the increased costs associated with being a public reporting entity, which could include hiring additional personnel. We granted options to purchase 487,121 shares of our common stock in 2016 and have granted options to purchase an additional 621,157 shares of our common stock in the first quarter of 2017. We also granted time based restricted stock units, or RSUs, for 78,806 shares of our common stock in 2016 and time based RSUs for 154,922 shares of our common stock in the first quarter of 2017. We will recognize expense associated with these RSUs and options over the next three years in both research and development expenses and general and administrative expenses. In the first quarter of 2017, we also granted performance based RSUs, which vest based on the achievement of certain milestones that include (i) the submission of a new drug application with the U.S. Food and Drug Administration (the “FDA”), (ii) the approval of the NDA by the FDA (the “Milestone RSU grants”) and (iii) the achievement of certain comparative shareholder returns against the Company’s peers (the “TSR RSU grants”). The Milestone RSU grants were valued at the closing price on March 8, 2017. The RSU’s related to the NDA submission will be amortized through December 31, 2018 based on the probable vesting date. The amortization of the expenses of the RSU’s related to the approval of the NDA will commence if and when the filing has been approved through the last day of the calendar year in which the milestone is achieved. The TSR RSU grants were valued using the Monte Carlo Simulation method and will be amortized over the life of the RSU agreements which ends December 31, 2019. The Milestone RSU grants and the TSR RSU grants are target based and the ultimate awards, if attained, could be the target amount or higher or lower than the target amount, depending on the timing or achievement of the goal. The Company is amortizing the expenses at the 100% targeted amount, We expect this non-cash expense to be material and affect quarter to quarter and year to date comparisons in the upcoming year. We expect to continue to grant stock options and other stock-based awards in the future, which will increase our stock-based compensation expense in future periods.

The following table sets forth our revenues, operating expenses, interest income and income tax expense for the three month periods ended March 31, 2017 and 2016 (in thousands):

	For the three months ended March 31,
	2017	2016
	(Unaudited)
Revenues	$95	$—

Expenses
Research and Development	21,539	23,434
General and Administrative	6,310	5,064

Total costs and expenses	27,849	28,498

Loss from operations	(27,754)	(28,498)
Interest Income	822	657
Income tax expense	(2)	—

Net Loss	$(26,934)	$(27,841)

Comparison of Three Month Periods Ended March 31, 2017 and March 31, 2016

Revenues

Revenues for the three months ended March 31, 2017 were approximately $95,000 as compared to $0 for the three months ended March 31, 2016. Revenues during the three month period ended March 31, 2017 are related to a government grant.

Research and Development Expenses

Research and development expenses decreased to $21.5 million for the three month period ended March 31, 2017 as compared to $23.4 million for the three month period ended March 31, 2016, representing a decrease of approximately 8%. This change is due primarily to a decrease of approximately $2.6 million of costs associated with outside clinical and non-clinical costs and an increase of approximately $692,000 of internal costs. In the three months ended March 31, 2017, the $21.5 million of research and development costs were comprised primarily of development costs for lumateperone for the treatment of schizophrenia of approximately $8.8 million, development costs for lumateperone in patients with bipolar depression and dementia, including AD of approximately $3.5 million, manufacturing expense of approximately $4.4 million and other clinical and non-clinical expenses. In the three months ended March 31, 2016, the majority of the $23.4 million of costs was related to our second Phase 3 trial of ITI-007 in patients with schizophrenia of approximately $11.7 million, our Phase 3 trials of lumateperone in patients with bipolar depression of approximately $3.7 million, manufacturing expense of approximately $1.1 million and other clinical and non-clinical expenses. Internal costs are comprised primarily of labor, fringe benefits, materials, stock-based compensation, supplies and facilities and maintenance costs and were approximately $3.7 million and $3.0 million in the three months ended March 31, 2017 and 2016, respectively and this difference is part of the decrease in expenses discussed above.

As development of lumateperone progresses, we anticipate costs for lumateperone to increase due primarily to ongoing and planned clinical trials relating to our lumateperone programs in the remainder of 2017 and in the next several years as we conduct Phase 3 and other clinical trials. We are also required to complete non-clinical testing to obtain FDA approval and manufacture material needed for clinical trial use, which includes non-clinical testing of the drug product and the creation of an inventory of drug product in anticipation of possible FDA approval. As of March 31, 2017, we employed 31 full time personnel in our research and development group as compared to 28 full time personnel at March 31, 2016. We expect to hire additional staff as we increase our development efforts and grow our business in the upcoming years.

We currently have several projects, in addition to lumateperone, that are in the research and development stages, including in the areas of cognitive dysfunction and the treatment of neurodegenerative diseases, including AD, among others. We have used internal resources and incurred expenses not only in relation to the development of lumateperone, but also in connection with these additional projects as well, including our PDE program. We have not, however, reported these costs on a project by project basis, as these costs are broadly spread among these projects. The external costs for these projects have been modest and are reflected in the amounts discussed in this section “—Research and Development Expenses.”

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

The successful development of our product candidates and the approval process requires substantial time, effort and financial resources, and is uncertain and subject to a number of risks. We cannot be certain that any of our product candidates will prove to be safe and effective, will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval, or will be granted marketing approval on a timely basis, if at all. Data from pre-clinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval or could result in label warnings related to or recalls of approved products. We, the FDA, or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our product candidates. Other risks associated with our product candidates are described in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 1, 2017, as updated from time to time in our other periodic and current reports filed with the SEC.

General and Administrative Expenses

General and administrative expenses increased for the three month period ended March 31, 2017 as compared to the three month period ended March 31, 2016 by approximately $1.2 million, or 25%. The comparative increase is primarily due to capital and franchise tax expense, stock option expense and the license of certain intellectual property by us to our wholly-owned subsidiary ITI Limited. Salaries, bonuses and related benefit costs for our executive, finance and administrative functions for the three months ended March 31, 2017 and 2016 constituted approximately 64% and 74%, respectively, of our total general and administrative costs. The next major categories of expenses are patent costs, legal, accounting and other professional fees and, to a lesser extent, facilities and general office-related overhead. We expect all general and administrative costs to increase as we expand our operations and conduct pre-commercialization activities.

Liquidity and Capital Resources

Through March 31, 2017, we provided funds for our operations by obtaining approximately $717 million of cash primarily through public and private offerings of our common stock and other securities, grants from government agencies and foundations and payments received under the terminated Takeda License Agreement. We do not believe that grant revenue will be a significant source of funding in the near future. On March 11, 2015, we completed a public offering of 5,411,481 shares of our common stock for aggregate gross proceeds of approximately $129.9 million and net proceeds of approximately $121.8 million. On September 28, 2015, we completed an additional public offering of 7,935,000 shares of our common stock for aggregate gross proceeds of approximately $345.2 million and net proceeds of approximately $327.4 million.

As of March 31, 2017, we had a total of approximately $367.8 million in cash and cash equivalents and available-for-sale investment securities, and approximately $16.3 million of short-term liabilities consisting entirely of liabilities from operations. In the first quarter of 2017, we spent approximately $16.4 million in cash for operations and equipment and we received approximately $822,000 of interest income. We reduced working capital by approximately $22.4 million for the three months ended March 31, 2017. The use of cash was primarily for conducting clinical trials and non-clinical testing, including manufacturing related activities and funding recurring operating expenses.

For the remainder of the year 2017, subject to the timing of clinical trials, manufacturing and other development activities, we expect to spend up to $130 million. We expect these expenditures to be due primarily to the development of lumateperone in patients with schizophrenia, behavioral disturbances in dementia, bipolar disorder and depressive disorders, our ITI-007 long acting injectable development program through pre-clinical and early clinical development, research and preclinical development of our other product candidates, the continuation of manufacturing activities in connection with the development of lumateperone, recurring expenses and costs to produce, develop and validate materials to be used in clinical and non-clinical studies related to lumateperone, expenses associated with the continued clinical development of our PDE program, including ITI-214, and expenses associated with our other development programs, pre-commercialization activities and general operations. We expect that cash expenditures will continue to increase after 2017 as we further expand the lumateperone clinical stage programs; the ITI-007 long acting injectable development program through pre-clinical and early clinical development; research, preclinical and clinical development of our other product candidates; manufacturing and pre-commercial activities in connection with the development of lumateperone and the early stage pre-commercial launch activities for lumateperone. We believe that our existing cash and cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through the middle of 2019.

We will require significant additional financing in the future to continue to fund our operations. We believe that we have the funding in place to complete the additional clinical and non-clinical trials, manufacturing and pre-commercialization activities needed for potential regulatory approval and commercialization of lumateperone in patients with schizophrenia. With the remaining proceeds from our public offerings in March 2015 and September 2015, we believe that we have the funds to complete our ongoing clinical trials of lumateperone in bipolar disorder as a monotherapy and as an adjunctive therapy with lithium or valproate and our ongoing clinical trial of ITI-007 for the treatment of agitation in patients with dementia, including AD. We will also be funding additional clinical trials of lumateperone for the treatment of behavioral disturbances in dementia; preclinical and clinical development of ITI-007 long acting injectable development program; additional clinical trials of lumateperone; continued clinical development of our PDE program, including ITI-214; research and preclinical development of our other product candidates; and the continuation of manufacturing activities in connection with the development of lumateperone. We anticipate requiring additional funds to obtain regulatory approval for lumateperone in patients with dementia, including AD, for further development of lumateperone in patients with bipolar disorder, depressive disorders and other indications, and for development of our other product candidates. We have incurred losses in every year since inception with the exception of 2011, when we received an up-front fee and a milestone payment related to the Takeda License Agreement. These losses have resulted in significant cash used in operations. For the three months ended March 31, 2017, we used net cash in operating activities and purchases of equipment of approximately $16.4 million and expect to use additional cash of up to $130 million during 2017. While we have several research and development programs underway, the lumateperone program has advanced the furthest and will continue to consume increasing amounts of cash for conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct the activities necessary to pursue FDA approval of lumateperone and our other product candidates, we expect the amount of cash needed to fund operations to increase over the next several years.

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

In 2014, we entered into a long-term lease, which was amended in December 2015, for 16,753 square feet of useable laboratory and office space located at 430 East 29th Street, New York, New York 10016. Due to the amortization of total lease payments, we have recognized $3.1 million of deferred rent through March 31, 2017. We occupied these facilities as our headquarters in March 2015, replacing our previous laboratories and offices. The lease, as amended, has a term of 12 years. We expect that our facility related costs will increase moderately as a result of leasing this facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

Total contractual obligations as of March 31, 2017 are summarized in the following table (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligations	$16,020	$1,425	$4,537	$3,256	$6,802

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

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies during the three months ended March 31, 2017.

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

Recently Issued Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. For the recently issued accounting standards that we believe may have an impact on our financial statements, see “Recently Issued Accounting Pronouncements” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 1, 2017.

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: the accuracy of our estimates regarding expenses, future revenues, uses of cash, capital requirements and the need for additional financing; our beliefs about the extent to which the results of our clinical trials to date support an NDA filing for lumateperone for the treatment of schizophrenia; our belief that the toxicity findings observed in nonclinical animal toxicology studies of lumateperone are not indicative of a safety risk for humans; our ability to address the FDA’s questions about the toxicity findings observed in nonclinical animal toxicology studies of lumateperone and provide evidence satisfactory to the FDA that the toxicities observed in these nonclinical animal toxicology studies of lumateperone are not indicative of a safety risk for humans; our ability to proceed with our long-term safety study and to file an NDA with the FDA; the initiation, cost, timing, progress and results of our development activities, pre-clinical studies and clinical trials; the timing of and our ability to obtain and maintain regulatory approval of our existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates; our plans to research, develop and commercialize our product candidates; the election by any collaborator to pursue research, development and commercialization activities; our ability to obtain future reimbursement and/or milestone payments from our collaborators; our ability to obtain and maintain intellectual property protection for our product candidates; our ability to successfully commercialize our product candidates; the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials; our ability to obtain additional financing; our use of the proceeds from our securities offerings; and our ability to attract and retain key scientific or management personnel.

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

Interest Rate Sensitivity. As of March 31, 2017, we had cash, cash equivalents and marketable securities of approximately $367.8 million consisting of cash deposited in a highly rated financial institution in the United States, in a short-term U.S. Treasury money market fund, and in high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates, although the recent rise in interest rates has resulted in our unrealized loss on investments as of March 31, 2017 and 2016 totaling approximately $292,000 and $49,000, respectively. Since we plan on holding those investments to maturity, no recognition of impairment is required. Declines in interest rates, however, would reduce future investment income.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A.	RISK FACTORS

The following are material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 1, 2017.

The FDA has raised questions relating to certain findings observed in nonclinical animal toxicology studies of lumateperone.

The FDA has raised questions relating to certain findings observed in nonclinical animal toxicology studies of lumateperone and has requested additional information to confirm that the nonclinical findings are not indicative of a safety risk associated with long term exposure in humans. If the FDA deems our responses regarding the nonclinical findings to be sufficient, we intend to submit an NDA for lumateperone for the treatment of schizophrenia by mid-year 2018 supported by the efficacy studies we have conducted to date. If the FDA deems our responses insufficient, they may place our long-term safety study on a clinical hold. The results of the long-term safety study will be required to support an NDA approval for a chronic condition such as schizophrenia. If we are unable to complete our long-term study or the results of our long-term safety study do not demonstrate the safety and tolerability of long-term use of lumateperone, we would not be able to file an NDA for lumateperone for a chronic condition such as schizophrenia. Any failure to complete our long-term safety study or to file an NDA for lumateperone for schizophrenia or any other chronic condition would have a significant adverse effect on our business.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2017.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.2†	Supply Agreement dated as of January 4, 2017 by and between Siegfried Evionnaz SA and ITI Limited.		Form 10-K (Exhibit 10.3)	3/1/2017	001-36274

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016 (audited), (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).	X

†	Confidential treatment has been granted for portions of this Exhibit. Redacted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: May 10, 2017	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Date: May 10, 2017	By:	/s/ Lawrence J. Hineline
Lawrence J. Hineline
Vice President of Finance and Chief Financial Officer