Form 10-Q
period 2017-06-30
Intra-Cellular Therapies, Inc.
filed 2017-08-09
CIK 1567514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 9, 2017, the registrant had 43,424,321 shares of common stock outstanding.

Intra-Cellular Therapies, Inc.

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” mean Intra-Cellular Therapies, Inc. and our subsidiaries. “ITI” refers to our wholly-owned subsidiary ITI, Inc. and “ITI Limited” refers to our wholly-owned subsidiary ITI Limited.

PART I: FINANCIAL INFORMATION

Item  1. FINANCIAL STATEMENTS

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,590,446	$48,642,225
Investment securities, available-for-sale	313,037,669	335,458,459
Accounts receivable	61,935	94,339
Prepaid expenses and other current assets	6,144,819	4,005,093

Total current assets	348,834,869	388,200,116
Property and equipment, net	628,901	627,614
Other assets	75,765	75,765

Total assets	$349,539,535	$388,903,495

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,775,252	$3,754,647
Accrued and other current liabilities	2,781,198	5,329,293
Accrued employee benefits	2,406,269	1,448,394

Total current liabilities	6,962,719	10,532,334

Long-term liabilities	2,911,092	2,868,622

Total liabilities	9,873,811	13,400,956

Stockholders’ equity:
Common stock, $.0001 par value: 100,000,000 shares authorized; 43,424,321 and 43,292,906 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	4,342	4,329
Additional paid-in capital	694,146,861	685,290,815
Accumulated deficit	(354,169,652)	(309,475,366)
Accumulated comprehensive loss	(315,827)	(317,239)

Total stockholders’ equity	339,665,724	375,502,539

Total liabilities and stockholders’ equity	$349,539,535	$388,903,495

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$114,741	$228,445	$210,028	$228,445
Costs and expenses:
Research and development	12,478,638	25,300,668	34,017,596	48,734,288
General and administrative	6,254,616	6,471,804	12,565,102	11,536,037

Total costs and expenses	18,733,254	31,772,472	46,582,698	60,270,325

Loss from operations	(18,618,513)	(31,544,027)	(46,372,670)	(60,041,880)
Interest income	857,809	709,573	1,679,984	1,365,978

Loss before provision for income taxes	(17,760,704)	(30,834,454)	(44,692,686)	(58,675,902)
Income tax expense	—	—	1,600	—

Net loss	$(17,760,704)	$(30,834,454)	$(44,694,286)	$(58,675,902)

Net loss per common share:
Basic & Diluted	$(0.41)	$(0.71)	$(1.03)	$(1.36)
Weighted average number of common shares:
Basic & Diluted	43,419,798	43,239,708	43,402,796	43,216,783

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(17,760,704)	$(30,834,454)	$(44,694,286)	$(58,675,902)
Other comprehensive loss:
Unrealized (loss) gain on investment securities	(24,119)	109,083	1,412	650,223

Comprehensive loss	$(17,784,823)	$(30,725,371)	$(44,692,874)	$(58,025,679)

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited) Six Months Ended June 30,
	2017	2016
Cash flows used in operating activities
Net loss	$(44,694,286)	$(58,675,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	101,801	96,714
Share-based compensation expense	8,529,819	7,289,185
Issuance of common stock for services	95,456	108,330
Amortization of premiums on investment securities	314,826	318,802
Changes in operating assets and liabilities:
Accounts receivable	32,404	(67,580)
Prepaid expenses and other assets	(2,139,726)	4,001,165
Accounts payable	(1,979,395)	2,256,661
Accrued liabilities	(1,616,227)	10,860,895
Deferred rent	68,477	661,891

Net cash used in operating activities	(41,286,851)	(33,149,839)
Cash flows provided by investing activities
Purchases of investments	(206,034,513)	(182,229,084)
Maturities of investments	228,141,889	219,884,210
Purchases of property and equipment	(103,088)	(39,851)

Net cash provided by investing activities	22,004,288	37,615,275
Cash flows provided by financing activities
Proceeds from stock option exercises	230,784	348,034

Net cash provided by financing activities	230,784	348,034

Net (decrease) increase in cash and cash equivalents	(19,051,779)	4,813,470

Cash and cash equivalents at beginning of period	48,642,225	47,159,303

Cash and cash equivalents at end of period	$29,590,446	$51,972,773

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2017

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

Investment Securities

Investment securities consisted of the following (in thousands):

	June 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(unaudited)
U.S. Government Agency Securities	$96,187	$—	$(140)	$96,047
FDIC Certificates of Deposit (1)	13,228	—	—	13,228
Certificates of Deposit	48,000	—	—	48,000
Commercial Paper	40,825	1	(20)	40,806
Corporate Notes/Bonds	115,113	4	(160)	114,957

	$313,353	$5	$(320)	$313,038

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$67,199	$1	$(74)	$67,126
FDIC Certificates of Deposit (1)	20,740	1	—	20,741
Certificates of Deposit	64,500	—	—	64,500
Commercial Paper	67,352	11	(52)	67,311
Corporate Notes/Bonds	115,985	—	(205)	115,780

	$335,776	$13	$(331)	$335,458

(1)	“FDIC Certificates of Deposit” consist of deposits that are less than $250,000.

The Company has classified all of its investment securities available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of June 30, 2017 and December 31, 2016, the Company held $15.3 million and $47.9 million, respectively, of available-for-sale investment securities with contractual maturity dates more than one year and less than two years.

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

As of June 30, 2017, the Company had approximately $19.5 million of investments that have been held for greater than one year which had a temporary impairment of approximately $12,500. As of December 31, 2016, the Company had approximately $25.5 million of investments that had been held for greater than one year which had a temporary impairment of approximately $25,000.

The Company attributes the unrealized losses on the available-for-sale securities as of June 30, 2017 and December 31, 2016 to the variability in related market interest rates. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk. As such, the Company does not consider these securities to be other-than-temporarily impaired.

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

The Company has no assets or liabilities that were measured using quoted prices for significant unobservable inputs (Level 3 assets and liabilities) as of June 30, 2017 and December 31, 2016. The carrying value of cash held in money market funds of approximately $14.0 million as of June 30, 2017 and $10.7 million as of December 31, 2016 is included in cash and cash equivalents and approximates market value based on quoted market price or Level 1 inputs.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$13,999	$13,999	$—	$—
U.S. Government Agency Securities	96,047	—	96,047	—
FDIC Certificates of Deposit	13,228	—	13,228	—
Certificates of Deposit	48,000	—	48,000	—
Commercial Paper	40,806	—	40,806	—
Corporate Notes/Bonds	114,957	—	114,957	—

	$327,037	$13,999	$313,038	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$10,724	$10,724	$—	$—
U.S. Government Agency Securities	67,126	—	67,126	—
FDIC Certificates of Deposit	20,741	—	20,741	—
Certificates of Deposit	64,500	—	64,500	—
Commercial Paper	67,311	—	67,311	—
Corporate Notes/Bonds	115,780	—	115,780	—

	$346,182	$10,724	$335,458	$—

Financial Instruments

The Company considers the recorded costs of its financial assets and liabilities, which consist of cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, to approximate their fair value because of their relatively short maturities at June 30, 2017 and December 31, 2016. Management believes that the risks associated with its financial instruments are minimal as the counterparties are various corporations, financial institutions and government agencies of high credit standing.

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

The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of June 30, 2017 and December 31, 2016, as the Company has a history of collecting on all of its accounts, including those with government agencies and collaborations funding its research.

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

Determination as to whether a payment meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone and, therefore, the resulting payment would be considered part of the consideration for the single unit of accounting and be recognized as revenue in accordance with the revenue models described above. In addition, the determination that one such payment was not a substantive milestone could prevent the Company from concluding that subsequent milestone payments were substantive milestones and, as a result, any additional milestone payments could also be considered part of the consideration for the single unit of accounting and would be recognized as revenue as such performance obligations are performed under either the proportional performance or straight-line methods, as applicable.

Research and Development

Except for payments made in advance of services, the Company expenses its research and development costs as incurred. For payments made in advance, the Company recognizes research and development expense as the services are rendered. Research and development costs primarily consist of salaries and related expenses for personnel and resources and the costs of clinical trials. Other research and development expenses include pre-clinical analytical testing, manufacturing of drug product, outside services, providers, materials and consulting fees.

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

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by subject progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations, clinical sites, and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three and six months ended June 30, 2017 and 2016, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. For awards that contain a performance-based vesting condition, expense is amortized using the accelerated attribution method. Share-based compensation expense recognized in the statements of operations for the three and six months ended June 30, 2017 and 2016 is based on share-based awards ultimately expected to vest.

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

Prior to January 1, 2014, at which time there was no active market for the Company’s common stock, the exercise price of the stock options on the date of grant was determined and approved by the board of directors using several factors, including progress and milestones achieved in the Company’s business development and performance, the price per share of its convertible preferred stock offerings, and general industry and economic trends. In establishing the estimated fair value of the common stock, the Company considered the guidance set forth in American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For stock options granted on or after January 1, 2014, the exercise price was determined by using the closing market price of the Company’s common stock on the date of grant.

A restricted stock unit (“RSU”) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the fair market value of the Company’s common stock on the date of grant. The Company has granted RSUs that vest in three equal annual installments provided that the employee remains employed with the Company.

Beginning in the first quarter of 2016, the Company granted time based RSUs that vest in three equal annual installments. In the first quarter of 2017, the Company granted additional time-based RSUs as well as performance-based RSUs, which vest based on the achievement of certain milestones that include (i) the submission of a new drug application (“NDA”) with the U.S. Food and Drug Administration (the “FDA”), (ii) the approval of the NDA by the FDA (the “Milestone RSU grants”) and (iii) the achievement of certain comparative shareholder returns against the Company’s peers (the “TSR RSU grants”). The Milestone RSU grants were valued at the closing price on March 8, 2017. The RSUs that vest upon the NDA submission will be amortized through December 31, 2018 based on the probable vesting date. The amortization of the expenses for RSUs related to the approval of the NDA will commence if and when the NDA filing has been approved through the last day of the calendar year in which the milestone is achieved. The TSR

RSU grants were valued using the Monte Carlo Simulation method and will be amortized over the life of the RSU agreements which ends December 31, 2019. The Milestone RSU grants and TSR RSU grants are target based and the ultimate awards, if attained, could be the target amount or higher or lower than the target amount, depending on the timing or achievement of the goal. The Company is amortizing the expenses at the 100% targeted amount.

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

Since the Company had net operating loss carryforwards as of June 30, 2017 and 2016, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations.

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

The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive as applied to the loss from operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	483,782	1,388,298	483,782	1,388,298
RSUs	66,980	29,798	65,870	29,143

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 will eliminate transaction-specific and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB decided to defer the effective date of the standard from January 1, 2017 to January 1, 2018, with an option that permits companies to adopt the standard as early as the original effective date. Early adoption of the standard prior to the original effective date was not permitted. The standard permits the use of either the retrospective or cumulative effect transition method.

The Company started an initial impact assessment of the potential changes from adopting ASU 2014-09. Based on the assessment procedures performed to date the Company anticipates that the adoption of ASU 2014-09 will primarily impact the contract revenues recognized for collaborations and license agreements. The Company is still completing its initial assessment of the impact of this guidance, including the new disclosure requirements, as the Company has not had product sales to date. The Company plans to adopt the new standard effective January 1, 2018 using the modified retrospective transition method. The Company continues to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact the Company’s current conclusions.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The standard also clarifies the need to evaluate a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the Company’s other deferred tax assets. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 allows the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently analyzing the impact of ASU 2016-02 and, at this time, is yet to determine the impact of the new standard, if any, on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (“ASU 2016-09”). ASU 2016-09 simplifies several areas of accounting for stock compensation, including simplification of the accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows and forfeitures. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. An entity that elects early adoption must adopt all of the amendments in the same period. The Company did not early adopt ASU 2016-09 as of and for the period ended December 31, 2016. As of January 1, 2017, the Company adopted ASU 2016-09 for the quarter ended March 31, 2017. Accordingly, the Company recognized previously unrecognized excess tax benefits of $7 million recorded as deferred tax assets with a corresponding offsetting full valuation allowance at the beginning of 2017, which yielded no tax impact.

3. Property and Equipment

Property and equipment consist of the following:

	June 30, 2017	December 31, 2016
Computer equipment	$37,864	$39,095
Furniture and fixtures	292,423	292,423
Scientific equipment	2,883,612	2,844,865

	3,213,899	3,176,383

Less accumulated depreciation	(2,584,998)	(2,548,769)

	$628,901	$627,614

Depreciation expense for the six months ended June 30, 2017 and 2016 was $101,801 and $96,714, respectively.

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

Total stock-based compensation expense related to all of the Company’s share-based awards including stock options and RSUs to employees, directors and consultants recognized during three and six months ended June 30, 2017 and 2016, was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$1,544,832	$1,213,544	$2,914,898	$2,354,777
General and administrative	2,824,309	2,483,180	5,614,921	4,934,408

Total share-based compensation expense	$4,369,141	$3,696,724	$8,529,819	$7,289,185

The following table describes the weighted-average assumptions used for calculating the value of options granted during the six months ended June 30, 2017 and June 30, 2016:

	2017	2016
Dividend yield	0%	0%
Expected volatility	87.4%-90.4%	80%
Weighted-average risk-free interest rate	2.1%	1.7%
Expected term	5.9 years	5.9 years

Information regarding the stock options activity, including with respect to grants to employees, directors and consultants as of June 30, 2017 and changes during the six-month period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2016 (audited)	3,101,032	$19.63	7.2 years
Options granted (unaudited)	738,195	$15.21	9.6 years
Options exercised (unaudited)	(99,750)	$2.55	3.6 years
Options canceled or expired (unaudited)	(14,739)	$16.41	9.3 years

Outstanding at June 30, 2017 (unaudited)	3,724,738	$19.22	7.3 years

Vested or expected to vest at June 30, 2017 (unaudited)	3,724,738	$19.22

Exercisable at June 30, 2017 (unaudited)	2,418,055	$16.72	6.6 years

The fair value of an RSU is based on the closing price of the Company’s stock on the date of grant. Information regarding RSU activity, including with respect to grants to employees as of June 30, 2017 and changes during the six-month period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2016 (audited)	82,321	$53.77
RSU’s granted in 2017 (unaudited)	154,922	$15.73
RSU’s vested in 2017 (unaudited)	(26,256)	$53.77

Outstanding at June 30, 2017 (unaudited)	210,987	$25.86

Information related to the Company’s Milestone RSU grants and the TSR RSU grants during the six-month period ended June 30, 2017 are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2016 (unaudited)	—	$—
RSU’s granted in 2017 (unaudited)	454,644	$15.15

Outstanding at June 30, 2017 (unaudited)	454,644	$15.15

The weighted average estimated fair value per share of the TSR RSUs granted in the six months ended June 30, 2017 was $17.08, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 1.6%, and expected volatility of 95.4%. The TSR RSUs granted in the six months ended June 30, 2017, will entitle the grantee to receive a number of shares of the Company’s common stock determined over a three-year performance period ending and vesting on December 31, 2019, provided the grantee remains in the service of the Company on the settlement date. The Company expenses the cost of these awards ratably over the requisite service period. The number of shares for which the TSR RSUs will be settled will be a percentage of shares for which the award is targeted and will depend on the Company’s total shareholder return (as defined below), expressed as a percentile ranking of the Company’s total shareholder return as compared to the Company’s peer group (as defined below). The number of shares for which the TSR RSUs will be settled vary depending on the level of achievement of the goal. Total shareholder return is determined by dividing the average share value of the Company’s common stock over the 30 trading days preceding January 1, 2020 by the average share value of the Company’s common stock over the 30 trading days beginning on March 8, 2017, with a deemed reinvestment of any dividends declared during the performance period. The Company’s peer group includes 162 companies which comprise the Nasdaq Biotechnology Index, which was selected by the compensation committee of the Company’s Board of Directors and includes a range of biotechnology companies operating in several business segments.

The Company recognized non-cash stock-based compensation expense related to time based RSU’s for the three and six months ending June 30, 2017 of approximately $578,000 and $1,144,000 as compared to $377,000 and $754,000 for the three and six months ending June 30, 2016. Total expense for all RSUs, including the time-based and performance-based RSU grants for the three and six months ending June 30, 2017 is approximately $1,109,000 and $1,841,000 as compared to $377,000 and $754,000 for the three and six months ending June 30, 2016. As of June 30, 2017, there was $4,316,120 of unrecognized compensation costs related to unvested time-based RSUs. As of June 30, 2017, there was $6,192,261 of unrecognized compensation costs related to unvested Milestone RSU grants and TSR RSU grants.

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

6. Legal Matters

On May 12, 2017, a purported class action lawsuit was filed in the United States District Court for the Eastern District of New York against the Company, its Chief Executive Officer, its Chief Financial Officer and its Senior Vice President, Clinical Development, alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder during the period from August 12, 2014 through April 28, 2017.

On May 26, 2017, a purported class action lawsuit was filed in the United States District Court for the Eastern District of New York against the Company, its Chief Executive Officer, its Chief Financial Officer and its Senior Vice President, Clinical Development, alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder during the period from August 12, 2014 through April 28, 2017.

Each of the above lawsuits is premised upon allegations that the defendants made false and misleading statements and/or omissions by failing to earlier disclose findings related to toxicity in animals treated with lumateperone. Additionally, the complaints allege that, as a result of the foregoing, certain of the defendants’ statements about the Company’s business, operations, and prospects were materially false and misleading and/or lacked a reasonable basis.

In July 2017, the United States District Court for the Eastern District of New York consolidated these two shareholder actions into a single action, and appointed two purported individual investors in the Company as Lead Plaintiffs to represent the proposed class.

The Company intends to vigorously defend against this action. However, there is no assurance that the Company will be successful in the defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

The top-line results from our first Phase 3 clinical trial of lumateperone confirmed the earlier Phase 2 results that we announced in December 2013, in which lumateperone exhibited antipsychotic efficacy in a randomized, double-blind, placebo and active controlled clinical trial in patients with schizophrenia. In this Phase 2 trial (ITI-007-005), 335 patients were randomized to receive one of four treatments: 60 mg of ITI-007, 120 mg of ITI-007, 4 mg of risperidone (active control) or placebo in a 1:1:1:1 ratio, orally once daily for 28 days. The primary endpoint for this clinical trial was change from baseline to Day 28 on the PANSS total score. In this study, lumateperone met the trial’s pre-specified primary endpoint, improving symptoms associated with schizophrenia as measured by a statistically significant and clinically meaningful decrease in the PANSS total score. The trial also met key secondary outcome measures related to efficacy on PANSS subscales and safety.

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

The FDA has raised questions, however, relating to certain findings observed in nonclinical animal toxicology studies of lumateperone and has requested additional information to confirm that the nonclinical findings are not indicative of a safety risk associated with long term exposure in humans. We are have submitted responses to the FDA’s requests for additional information and discussions with the FDA are ongoing. We intend to proceed with our long-term safety study of lumateperone in patients with schizophrenia. If the FDA deems our responses regarding the nonclinical findings to be sufficient, we intend to submit an NDA for lumateperone for the treatment of schizophrenia by mid-year 2018 supported by the efficacy studies we have conducted to date. If the FDA deems our responses insufficient, they may place our long-term safety study on a clinical hold. The results of the long-term safety study will be required to support an NDA approval for a chronic condition such as schizophrenia.

Lumateperone for the Treatment of Depressive Episodes Associated with Bipolar Disorder (Bipolar Depression)

Our bipolar depression program consists of two Phase 3 multi-center, randomized, double-blind, placebo-controlled clinical trials: one to evaluate lumateperone as a monotherapy and the other to evaluate lumateperone as an adjunctive therapy with lithium or valproate. In each trial, patients with a clinical diagnosis of Bipolar I or Bipolar II disorder and who are experiencing a current major depressive episode are randomized to receive one of three treatments: 60 mg ITI-007, 40 mg ITI-007, or placebo in a 1:1:1 ratio orally once daily for 6 weeks. In the ITI-007-401 trial, patients receive lumateperone or placebo as a monotherapy. In the ITI-007-402 trial, patients receive lumateperone or placebo adjunctive to their existing mood stabilizer lithium or valproate. In both trials, we are employing a number of strategies designed to ensure we recruit appropriately diagnosed patients in an effort to reduce the risk of a high placebo response. Patient enrollment in the ITI-007-401 trial is expected to complete in the first half of 2018. Patient enrollment in the ITI-007-402 trial is expected to complete in the second half of 2018. One of our strategies to optimize potential success in this program is to initiate a third trial in bipolar depression conducted globally. We anticipate completing patient enrollment in our global study by the end of 2018.

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

Lumateperone for the Treatment of Behavioral Disturbances Associated with Dementia, Including Alzheimer’s Disease

In the fourth quarter of 2014, we announced the top-line data from ITI-007-200, a Phase 1/2 clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of low doses of lumateperone in healthy geriatric subjects and in patients with dementia, including AD. The completion of this study marked an important milestone in our strategy to develop low doses of lumateperone for the treatment of behavioral disturbances associated with dementia and related disorders. The ITI-007-200 trial results indicate that lumateperone is safe and well-tolerated across a range of low doses, has linear- and dose-related pharmacokinetics and may improve cognition in the elderly. The most frequent adverse event was mild sedation at the higher doses. We believe these results further position lumateperone as a development candidate for the treatment of behavioral disturbances in patients with dementia and other neuropsychiatric and neurological conditions.

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

Other Product Candidates

We have a second major program called ITI-002 that has yielded a portfolio of compounds that selectively inhibits the enzyme phosphodiesterase type 1, or PDE1. We believe PDE1 helps regulate brain activity related to cognition, memory processes and movement/coordination. On February 25, 2011, we (through our wholly owned operating subsidiary, ITI) and Takeda Pharmaceutical

Company Limited, or Takeda, entered into a license and collaboration agreement, or the Takeda License Agreement, under which we agreed to collaborate to research, develop and commercialize our proprietary compound ITI-214 and other selected compounds that selectively inhibit PDE1 for use in the prevention and treatment of human diseases. On October 31, 2014, we entered into an agreement with Takeda terminating the Takeda License Agreement, or the Termination Agreement, pursuant to which all rights granted under the Takeda License Agreement were returned to us. On September 15, 2015, Takeda completed the transfer of the Investigational New Drug application, or IND, for ITI-214 to us. We believe ITI-214 is the first compound in its class to successfully advance into Phase 1 clinical trials. We intend to pursue the development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, including cardiovascular disease. Following the positive safety and tolerability results in our Phase 1 program, we have initiated our development program for ITI-214 for Parkinson’s disease and expect to commence patient enrollment in the second half of 2017 in a Phase 1/2 clinical trial of ITI-214 in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints.

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

Since inception, we have devoted substantially all of our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of June 30, 2017, our accumulated deficit was $354.2 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and pre-clinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses. Our corporate headquarters and laboratory are located in New York, New York.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.

Revenues

We have not generated any revenue from product sales to date and we do not expect to generate revenues from product sales for at least the next several years. Our revenues for the three and six months ended June 30, 2017 and 2016 have been from a government grant. We have received and may continue to receive grants from U.S. government agencies and foundations.

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

Our ITI-002 program has a compound, ITI-214, in Phase 1 development. We intend to pursue the development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, which may include cognition in Parkinson’s disease, cognition in AD, cognition in schizophrenia and in other non-CNS indications, including cardiovascular disease. We have initiated our development program for ITI-214 for Parkinson’s disease and expect to commence patient enrollment in the second half of 2017 in a Phase 1/2 clinical trial of ITI-214 in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints. Our other projects are still in the pre-clinical stages, and will require extensive funding not only to complete pre-clinical testing, but to enter into and complete clinical trials. Expenditures that we incur on these projects will be subject to availability of funding in addition to the funding required for the advancement of lumateperone. Any failure or delay in the advancement of lumateperone could require us to re-allocate resources from our other projects to the advancement of lumateperone, which could have a significant material adverse impact on the advancement of these other projects and on our results of operations. Our operating expenses are comprised of (i) research and development expenses and (ii) general and administrative expenses. Our research and development costs are comprised of:

•	internal recurring costs, such as labor and fringe benefits, materials and supplies, facilities and maintenance costs; and

•	fees paid to external parties who provide us with contract services, such as pre-clinical testing, manufacturing and related testing, clinical trial activities and license milestone payments.

General and administrative expenses are incurred in three major categories:

•	salaries and related benefit costs;

•	patent, legal, professional and pre-commercialization costs; and

•	office and facilities overhead.

We expect that research and development expenses will increase as we proceed with our Phase 3 clinical trials of lumateperone for the treatment of bipolar disorder and for the treatment of agitation in patients with dementia, including AD, and as we proceed with increased manufacturing of drug product for clinical trials and pre-commercialization testing. We also expect that our general and administrative costs will increase from prior periods primarily due to costs to perform pre-product commercialization activities and the increased costs associated with being a public reporting entity, which could include hiring additional personnel. We granted options to purchase 487,121 shares of our common stock in 2016 and have granted options to purchase an additional 738,195 shares of our common stock in the first half of 2017. We also granted time based restricted stock units, or RSUs, for 78,806 shares of our common stock in 2016 and time based RSUs for 154,922 shares of our common stock in the first half of 2017. We will recognize expense associated with these RSUs and options over the next three years in both research and development expenses and general and administrative expenses. In the first quarter of 2017, we also granted performance based RSUs, which vest based on the achievement of certain milestones that include (i) the submission of a new drug application with the U.S. Food and Drug Administration, or the FDA, (ii) the approval of the NDA by the FDA, or the Milestone RSU grants, and (iii) the achievement of certain comparative shareholder returns against our peers, or the TSR RSU grants. The Milestone RSU grants were valued at the closing price on March 8, 2017. The RSUs related to the NDA submission will be amortized through December 31, 2018 based on the probable vesting date. The amortization of the expenses of the RSUs related to the approval of the NDA will commence if and when the filing has been approved through the last day of the calendar year in which the milestone is achieved. The TSR RSU grants were valued using the Monte Carlo Simulation method and will be amortized over the life of the RSU agreements which ends December 31, 2019. The Milestone RSU grants and the TSR RSU grants are target based and the ultimate awards, if attained, could be the target amount or higher or lower than the target amount, depending on the timing or achievement of the goal. We are amortizing the expenses at the 100% targeted amount. We expect this non-cash expense to be material and affect quarter to quarter and year to date comparisons in the upcoming year. We expect to continue to grant stock options and other stock-based awards in the future, which will increase our stock-based compensation expense in future periods.

The following table sets forth our revenues and operating expenses for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Revenues	$115	$228	$210	$228
Expenses
Research and Development	12,479	25,300	34,017	48,734
General and Administrative	6,255	6,472	12,565	11,536

Total costs and expenses	18,734	31,772	46,582	60,270

Loss from operations	(18,619)	(31,544)	(46,372)	(60,042)
Interest Income, net	858	710	1,680	1,366
Income tax expense	—	—	(2)	—

Net Loss	$(17,761)	$(30,834)	$(44,694)	$(58,676)

Comparison of Three and Six Month Periods Ended June 30, 2017 and June 30, 2016

Revenues

Revenues decreased for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 by approximately $114,000 and $18,000, respectively, due to revenue from a government grant.

Research and Development Expenses

Research and development expenses decreased to $12.5 million for the three month period ended June 30, 2017 as compared to $25.3 million for the three month period ended June 30, 2016, representing a decrease of approximately 51%. This change is due primarily to a decrease of approximately $13.4 million of costs associated with outside clinical and non-clinical costs and an increase of approximately $613,000 of internal costs in the three month period ended June 30, 2017 over the three month period ended June 30, 2016. In the three months ended June 30, 2017, the $12.5 million of research and development costs were comprised primarily of development costs for lumateperone in patients with bipolar depression and dementia, including AD of approximately $4.4 million, development costs for lumateperone for the treatment of schizophrenia of approximately $1.5 million, manufacturing expense of approximately $1.3 million and other clinical and non-clinical expenses. In the three months ended June 30, 2016 the majority of the $25.3 million of research and development costs were related to the second Phase 3 trial of lumateperone in patients with schizophrenia of approximately $13.2 million, development costs for lumateperone in patients with bipolar depression and dementia, including AD, of approximately $5.8 million, manufacturing expense of approximately $277,000 and other clinical and non-clinical expenses. Amounts payable to external parties comprised a significant portion of our research and development costs. In the three months ended June 30, 2017, we incurred approximately $8.6 million of costs to external parties who performed clinical trial related activities, including manufacturing and testing lumateperone, as compared to $22.0 million in the three month period ended June 30, 2016. Of these external costs, approximately $8.1 million in the three months ended June 30, 2017 and approximately $21.9 million in the three month period ended June 30, 2016 were for lumateperone related projects. The remaining external costs for each of these periods were spent on other projects. Internal costs are comprised primarily of costs relating to labor, fringe benefits, materials, stock based compensation, supplies and facilities and maintenance and were approximately $3.9 million and $3.3 million in the three months ended June 30, 2017 and 2016, respectively.

Research and development expenses decreased to $34.0 million for the six month period ended June 30, 2017 as compared to $48.7 million for the six month period ended June 30, 2016, representing a decrease of approximately 30%. This change is due primarily to a decrease of approximately $16.0 million of costs associated with outside clinical and non-clinical costs, partially offset by an increase of approximately $1.3 million of internal costs in the six month period ended June 30, 2017 over the six month period ended June 30, 2016. In the six months ended June 30, 2017, the $34.0 million of research and development costs were comprised primarily of development costs for lumateperone for the treatment of schizophrenia of approximately $10.4 million, development costs for lumateperone in patients with bipolar depression and dementia, including AD of approximately $7.9 million, manufacturing expense of approximately $5.7 million and other clinical and non-clinical expenses. In the six months ended June 30, 2016 the majority of the $48.7 million of research and development costs were related to the second Phase 3 trial of lumateperone in patients with schizophrenia of approximately $24.9 million, development costs for lumateperone in patients with bipolar depression and dementia, including AD, of approximately $9.5 million, manufacturing expense of approximately $1.4 million and other clinical and non-clinical expenses. Amounts payable to external parties comprised a significant portion of our research and development costs. In the six months ended June 30, 2017, we incurred approximately $26.4 million of costs to external parties who performed clinical trial related activities, including manufacturing and testing lumateperone, as compared to $42.4 million in the six month period ended June 30, 2016. Of these external costs, approximately $25.7 million in the six months ended June 30, 2017 and approximately $42.1 million in the six month period ended June 30, 2016 were for lumateperone related projects. The remaining external costs for each of these periods were spent on other projects. Internal costs are comprised primarily of costs relating to labor, fringe benefits, materials, stock based compensation, supplies and facilities and maintenance and were approximately $7.6 million and $6.3 million in the six months ended June 30, 2017 and 2016, respectively.

As development of lumateperone progresses, we anticipate costs for lumateperone to increase due primarily to ongoing and planned clinical trials relating to our lumateperone programs in the remainder of 2017 and in the next several years as we conduct Phase 3 and other clinical trials. We are also required to complete non-clinical testing to obtain FDA approval and manufacture material needed for clinical trial use, which includes non-clinical testing of the drug product and the creation of an inventory of drug product in anticipation of possible FDA approval. As of June 30, 2017, we employed 31 full time personnel in our research and development group as compared to 27 full time personnel in our research and development group at June 30, 2016. We expect to hire additional staff as we increase our development efforts and grow our business in the upcoming years.

We currently have several projects, in addition to lumateperone, that are in the research and development stages, including in the areas of cognitive dysfunction and the treatment of neurodegenerative diseases, including Parkinson’s and AD, among others. We have used internal resources and incurred expenses not only in relation to the development of lumateperone, but also in connection with these additional projects as well, including our PDE program. We have not, however, reported these costs on a project by project basis, as these costs are broadly spread among these projects. The external costs for these projects have been modest and are reflected in the amounts discussed in this section “—Research and Development Expenses.”

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

General and Administrative Expenses

General and administrative expenses decreased for the three month period ended June 30, 2017 as compared to the three month period ended June 30, 2016 by approximately $217,000, representing a decrease of approximately 3%. The decrease is primarily the result of higher pre-commercialization professional fees in the second quarter of 2016 and is offset by increased stock option expense and other professional fees in the second quarter of 2017. Salaries, bonuses and related benefit costs for our executive, finance and administrative functions for the three months ended June 30, 2017 and 2016 constituted approximately 65% and 59% of our total general and administrative costs, respectively. The next major categories of general and administrative expenses are patent costs and, to a lesser extent, facilities and general office-related overhead. We expect all general and administrative costs to increase significantly as we expand our operations and conduct pre-commercialization activities.

General and administrative expenses increased for the six month period ended June 30, 2017 as compared to the six month period ended June 30, 2016 by approximately $1.0 million, or 9%. The increase is primarily the result of stock option expense and professional fees in addition to increased labor and related costs, offset partially by lower pre-commercialization costs. Salaries, bonuses and related benefit costs for our executive, finance and administrative functions for the six months ended June 30, 2017 and 2016 constituted approximately 64% and 65%, respectively, of our total general and administrative costs. The next major categories of expenses are patent costs, professional fees and, to a lesser extent, facilities and general office-related overhead. We expect all general and administrative costs to increase as we expand our operations and conduct pre-commercialization activities.

Liquidity and Capital Resources

Through June 30, 2017, we provided funds for our operations by obtaining approximately $717 million of cash primarily through public and private offerings of our common stock and other securities, grants from government agencies and foundations and payments received under the terminated Takeda License Agreement. We do not believe that grant revenue will be a significant source of funding in the near future. On March 11, 2015, we completed a public offering of 5,411,481 shares of our common stock for aggregate gross proceeds of approximately $129.9 million and net proceeds of approximately $121.8 million. On September 28, 2015, we completed an additional public offering of 7,935,000 shares of our common stock for aggregate gross proceeds of approximately $345.2 million and net proceeds of approximately $327.4 million.

As of June 30, 2017, we had a total of approximately $342.6 million in cash and cash equivalents and available-for-sale investment securities, and approximately $7.0 million of short-term liabilities consisting entirely of liabilities from operations. In the first half of 2017, we spent approximately $41.4 million in cash for operations and equipment and we received approximately $1.7 million of interest income. We reduced working capital by approximately $35.8 million for the six months ended June 30, 2017. The use of cash was primarily for conducting clinical trials and non-clinical testing, including manufacturing related activities and funding recurring operating expenses.

For the remainder of the year 2017, subject to the timing of clinical trials, manufacturing and other development activities, we expect to spend up to $70 million. We expect these expenditures to be due primarily to the development of lumateperone in patients with schizophrenia, behavioral disturbances in dementia, bipolar disorder and depressive disorders, our ITI-007 long acting injectable development program through pre-clinical and early clinical development, research and preclinical development of our other product candidates, the continuation of manufacturing activities in connection with the development of lumateperone, recurring expenses and costs to produce, develop and validate materials to be used in clinical and non-clinical studies related to lumateperone, expenses associated with the continued clinical development of our PDE program, including ITI-214, and expenses associated with our other development programs, pre-commercialization activities and general operations. We expect that cash expenditures will continue to increase after 2017 as we further expand the lumateperone clinical stage programs; the ITI-007 long acting injectable development program through pre-clinical and early clinical development; research, preclinical and clinical development of our other product candidates; manufacturing and pre-commercial activities in connection with the development of lumateperone and the early stage pre-commercial launch activities for lumateperone. We believe that our existing cash and cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through the middle of 2019.

We will require significant additional financing in the future to continue to fund our operations. We believe that we have the funding in place to complete the additional clinical and non-clinical trials, manufacturing and pre-commercialization activities needed for potential regulatory approval and commercialization of lumateperone in patients with schizophrenia. With the remaining proceeds from our public offerings in March 2015 and September 2015, we believe that we have the funds to complete our ongoing clinical trials of lumateperone in bipolar disorder as a monotherapy and as an adjunctive therapy with lithium or valproate and our ongoing clinical trial of ITI-007 for the treatment of agitation in patients with dementia, including AD. We also plan to fund additional clinical trials of lumateperone for the treatment of behavioral disturbances in dementia; preclinical and clinical development of ITI-007 long acting injectable development program; additional clinical trials of lumateperone; continued clinical development of our PDE program, including ITI-214; research and preclinical development of our other product candidates; and the continuation of manufacturing activities in connection with the development of lumateperone. We anticipate requiring additional funds to obtain regulatory approval for lumateperone in patients with dementia, including AD, for further development of lumateperone in patients with bipolar disorder, depressive disorders and other indications, and for development of our other product candidates. We have incurred losses in every year since inception with the exception of 2011, when we received an up-front fee and a milestone payment related to the Takeda License Agreement. These losses have resulted in significant cash used in operations. For the six months ended June 30, 2017, we used net cash in operating activities and purchases of equipment of approximately $41.4 million and expect to use additional cash of up to $70 million during 2017. While we have several research and development programs underway, the lumateperone program has advanced the furthest and will continue to consume increasing amounts of cash for conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct the activities necessary to pursue FDA approval of lumateperone and our other product candidates, we expect the amount of cash needed to fund operations to increase over the next several years.

With the termination of the Takeda License Agreement in October 2014, we are responsible for the costs of developing ITI-214. On September 15, 2015, Takeda completed the transfer of the IND for ITI-214 to us. We intend to pursue the development of our PDE1 program, including ITI-214 for the treatment of several CNS and non-CNS conditions. We anticipate a moderate increase in our operating expenses related to our PDE development programs in the second half of 2017, and we expect these expenses to increase for 2018 and beyond.

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

In 2014, we entered into a long-term lease, which was amended in December 2015, for 16,753 square feet of useable laboratory and office space located at 430 East 29th Street, New York, New York 10016. Due to the amortization of total lease payments, we have recognized $3.0 million of deferred rent through June 30, 2017. We occupied these facilities as our headquarters in March 2015, replacing our previous laboratories and offices. The lease, as amended, has a term of 12 years. We expect that our facility related costs will increase moderately as a result of leasing this facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

Total contractual obligations as of June 30, 2017 are summarized in the following table (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligations	$15,665	$1,436	$4,571	$3,280	$6,378

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

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies during the six months ended June 30, 2017.

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

Recently Issued Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. See Note 2, Summary of Significant Accounting Policies, in the notes to our unaudited financial statements for the three and six months ended June 30, 2017, included in Part 1, Item 1 of this quarterly report on Form 10-Q for information on recent accounting pronouncements.

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: the accuracy of our estimates regarding expenses, future revenues, uses of cash, capital requirements and the need for additional financing; our beliefs about the extent to which the results of our clinical trials to date support an NDA filing for lumateperone for the treatment of schizophrenia; our belief that the toxicity findings observed in nonclinical animal toxicology studies of lumateperone are not indicative of a safety risk for humans; our ability to address the FDA’s questions about the toxicity findings observed in nonclinical animal toxicology studies of lumateperone and provide evidence satisfactory to the FDA that the toxicities observed in these nonclinical animal toxicology studies of lumateperone are not indicative of a safety risk for humans; our ability to proceed with our long-term safety study and to file an NDA with the FDA; the initiation, cost, timing, progress and results of our development activities, pre-clinical studies and clinical trials; the timing of and our ability to obtain and maintain regulatory approval of our existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates; our plans to research, develop and commercialize our product candidates; the election by any collaborator to pursue research, development and commercialization activities; our ability to obtain future reimbursement and/or milestone payments from our collaborators; our ability to obtain and maintain intellectual property protection for our product candidates; our ability to successfully commercialize our product candidates; the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials; the potential outcome and cost of litigation; our ability to obtain additional financing; our use of the proceeds from our securities offerings; and our ability to attract and retain key scientific or management personnel.

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

Interest Rate Sensitivity. As of June 30, 2017, we had cash, cash equivalents and marketable securities of approximately $342.6 million consisting of cash deposited in a highly rated financial institution in the United States, in a short-term U.S. Treasury money market fund, and in high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates, although the recent rise in interest rates has resulted in our unrealized loss on investments as of June 30, 2017 totaling approximately $316,000. Since we plan on holding those investments to maturity, no recognition of impairment is required. Declines in interest rates, however, would reduce future investment income.

Capital Market Risk. We currently have no product revenues and depend on funds raised through other sources. One possible source of funding is through additional equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.

Item 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On May 12, 2017, a purported class action lawsuit was filed in the United States District Court for the Eastern District of New York against the Company, its Chief Executive Officer, its Chief Financial Officer and its Senior Vice President, Clinical Development, alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder during the period from August 12, 2014 through April 28, 2017.

On May 26, 2017, a purported class action lawsuit was filed in the United States District Court for the Eastern District of New York against the Company, its Chief Executive Officer, its Chief Financial Officer and its Senior Vice President, Clinical Development, alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder during the period from August 12, 2014 through April 28, 2017.

Each of the above lawsuits is premised upon allegations that the defendants made false and misleading statements and/or omissions by failing to earlier disclose findings related to toxicity in animals treated with lumateperone. Additionally, the complaints allege that, as a result of the foregoing, certain of the defendants’ statements about our business, operations, and prospects were materially false and misleading and/or lacked a reasonable basis.

In July 2017, the United States District Court for the Eastern District of New York consolidated these two shareholder actions into a single action, and appointed two purported individual investors in the Company as Lead Plaintiffs to represent the proposed class.

The Company intends to vigorously defend against this action. However, there is no assurance that the Company will be successful in the defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

We are currently subject to a consolidated securities class action lawsuit, the unfavorable outcome of which may have a material adverse effect on our financial condition, results of operations and cash flows.

On May 12, 2017, a purported class action lawsuit was filed against us and certain of our executive officers alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder. On May 26, 2017, a second purported class action lawsuit was filed against us and certain of our executive officers alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder. Each of these lawsuits is premised upon allegations that the defendants made false and misleading statements and/or omissions by failing to earlier disclose findings related to toxicity in animals treated with lumateperone. Additionally, the complaints allege that, as a result of the foregoing, certain of the defendants’ statements about our business, operations, and prospects were materially false and misleading and/or lacked a reasonable basis. In July 2017, these two actions were consolidated into a single action and a purported individual investor in the Company was appointed as Lead Plaintiff to represent the proposed class. While we intend to vigorously defend against this action, there is no assurance that we will be successful in the defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action. This action may divert management resources, we may incur substantial costs, and any unfavorable outcome may have a material adverse effect on our financial condition, results of operations and cash flows.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2017.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016 (audited), (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: August 9, 2017	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Date: August 9, 2017	By:	/s/ Lawrence J. Hineline
Lawrence J. Hineline
Vice President of Finance and Chief Financial Officer