Form 10-Q
period 2017-09-30
Intra-Cellular Therapies, Inc.
filed 2017-11-08
CIK 1567514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 8, 2017, the registrant had 54,577,626 shares of common stock outstanding.

Intra-Cellular Therapies, Inc.

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” mean Intra-Cellular Therapies, Inc. and our subsidiaries. “ITI” refers to our wholly-owned subsidiary ITI, Inc. and “ITI Limited” refers to our wholly-owned subsidiary ITI Limited.

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,340,519	$48,642,225
Investment securities, available-for-sale	275,781,285	335,458,459
Accounts receivable	6,309	94,339
Prepaid expenses and other current assets	5,307,357	4,005,093

Total current assets	333,435,470	388,200,116
Property and equipment, net	679,606	627,614
Other assets	75,765	75,765

Total assets	$334,190,841	$388,903,495

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,407,655	$3,754,647
Accrued and other current liabilities	4,151,120	5,329,293
Accrued employee benefits	3,316,378	1,448,394

Total current liabilities	11,875,153	10,532,334

Long-term liabilities	2,875,612	2,868,622

Total liabilities	14,750,765	13,400,956

Stockholders’ equity:
Common stock, $.0001 par value: 100,000,000 shares authorized; 43,427,344 and 43,292,906 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	4,342	4,329
Additional paid-in capital	696,695,317	685,290,815
Accumulated deficit	(377,040,068)	(309,475,366)
Accumulated comprehensive loss	(219,515)	(317,239)

Total stockholders’ equity	319,440,076	375,502,539

Total liabilities and stockholders’ equity	$334,190,841	$388,903,495

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$30,754	$4,362	$240,782	$232,807
Costs and expenses:
Research and development	18,472,372	23,918,232	52,489,968	72,652,520
General and administrative	5,317,577	6,270,528	17,882,679	17,806,565

Total costs and expenses	23,789,949	30,188,760	70,372,647	90,459,085

Loss from operations	(23,759,195)	(30,184,398)	(70,131,865)	(90,226,278)

Interest expense	—	(12,260)	—	(12,260)
Interest income	884,763	763,949	2,564,747	2,129,927

Loss before provision for income taxes	(22,874,432)	(29,432,709)	(67,567,118)	(88,108,611)
Income tax benefit (expense)	4,016	(832,618)	2,416	(832,618)

Net loss	$(22,870,416)	$(30,265,327)	$(67,564,702)	$(88,941,229)

Net loss per common share:
Basic & Diluted	$(0.53)	$(0.70)	$(1.56)	$(2.06)
Weighted average number of common shares:
Basic & Diluted	43,424,387	43,253,429	43,410,072	43,229,087

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(22,870,416)	$(30,265,327)	$(67,564,702)	$(88,941,229)
Other comprehensive loss:
Unrealized gain (loss) on investment securities	96,312	(230,935)	97,724	419,288

Comprehensive loss	$(22,774,104)	$(30,496,262)	$(67,466,978)	$(88,521,941)

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited) Nine Months Ended September 30,
	2017	2016
Cash flows provided by (used in) operating activities
Net loss	$(67,564,702)	$(88,941,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	155,262	146,784
Share-based compensation expense	11,030,572	10,975,931
Issuance of common stock for services	143,159	171,059
Amortization of premiums on investment securities	401,056	420,275
Changes in operating assets and liabilities:
Accounts receivable	88,030	29,351
Prepaid expenses and other assets	(1,302,264)	3,997,852
Accounts payable	653,008	3,784,546
Accrued liabilities	653,169	5,641,847
Deferred rent	43,632	966,704

Net cash used in operating activities	(55,699,078)	(62,806,880)
Cash flows provided by (used in) investing activities
Purchases of investments	(274,674,730)	(320,098,309)
Maturities of investments	334,048,572	410,732,563
Purchases of property and equipment	(207,254)	(48,965)

Net cash provided by investing activities	59,166,588	90,585,289
Cash flows provided by financing activities
Proceeds from secured line of credit	—	125,000,000
Proceeds from stock option exercises	230,784	450,308

Net cash provided by financing activities	230,784	125,450,308

Net increase in cash and cash equivalents	3,698,294	153,228,717

Cash and cash equivalents at beginning of period	48,642,225	47,159,303

Cash and cash equivalents at end of period	$52,340,519	$200,388,020

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2017

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

The Company was originally incorporated in the State of Delaware in August 2012 under the name “Oneida Resources Corp.” Prior to a reverse merger that occurred on August 29, 2013 (the “Merger”), Oneida Resources Corp. was a “shell” company registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with no specific business plan or purpose until it began operating the business of ITI, through the Merger transaction on August 29, 2013. ITI was incorporated in Delaware in May 2001 to focus primarily on the development of novel drugs for the treatment of neuropsychiatric and neurologic diseases and other disorders of the CNS. Effective upon the Merger, a wholly-owned subsidiary of the Company merged with and into ITI, and ITI continues as the operating subsidiary of the Company.

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

On October 2, 2017 and October 5, 2017, the Company completed a public offering of common stock in which the Company sold 11,129,032 shares of common stock, which included the exercise of the underwriters’ option to purchase an additional 1,451,613 shares, at an offering price of $15.50 per share for aggregate gross proceeds of approximately $172 million. After deducting underwriting discounts, commissions and offering expenses, the net proceeds to the Company were approximately $162 million.

In order to further its research projects and support its collaborations, the Company will require additional financing until such time, if ever, that revenue streams are sufficient to generate consistent positive cash flow from operations. Possible sources of funds include public or private sales of the Company’s equity securities, sales of debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of the Company’s product candidates and technology and, to a lesser extent, grant funding. On September 2, 2016, the Company filed a universal shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “SEC”) on September 14, 2016, on which the Company registered for sale up to $350 million of any combination of its common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that the Company may determine. After the public offering in October 2017, approximately $178 million of securities remain available for issuance under this shelf registration statement. This registration statement will remain in effect for up to three years from the initial effective date.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of Intra-Cellular Therapies, Inc. and its wholly own subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles set forth in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). All intercompany accounts and transactions have been eliminated in consolidation. The Company currently operates in one operating segment. Operating segments are defined as components of an enterprise about which separate discrete information is available for the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance. The Company views its operations and manages its business in one segment, which is discovering and developing drugs for the treatment of neurological and psychiatric disorders.

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

Investment Securities

Investment securities consisted of the following (in thousands):

	September 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(unaudited)
U.S. Government Agency Securities	$89,980	$—	$(78)	$89,902
FDIC Certificates of Deposit (1)	12,555	—	—	12,555
Certificates of Deposit	13,500	—	—	13,500
Commercial Paper	40,730	1	(18)	40,713
Corporate Notes/Bonds	119,236	5	(130)	119,111

	$276,001	$6	$(226)	$275,781

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$67,199	$1	$(74)	$67,126
FDIC Certificates of Deposit (1)	20,740	1	—	20,741
Certificates of Deposit	64,500	—	—	64,500
Commercial Paper	67,352	11	(52)	67,311
Corporate Notes/Bonds	115,985	—	(205)	115,780

	$335,776	$13	$(331)	$335,458

(1)	“FDIC Certificates of Deposit” consist of deposits that are less than $250,000.

The Company has classified all of its investment securities available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of September 30, 2017 and December 31, 2016, the Company held $20.0 million and $47.9 million, respectively, of available-for-sale investment securities with contractual maturity dates more than one year and less than two years.

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

As of September 30, 2017, the Company had approximately $41.3 million of investments that have been held for greater than one year which had a temporary impairment of approximately $41,000. As of December 31, 2016, the Company had approximately $25.5 million of investments that had been held for greater than one year which had a temporary impairment of approximately $25,000.

The Company attributes the unrealized losses on the available-for-sale securities as of September 30, 2017 and December 31, 2016 to the variability in related market interest rates. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk. As such, the Company does not consider these securities to be other-than-temporarily impaired.

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

The Company has no assets or liabilities that were measured using quoted prices for significant unobservable inputs (Level 3 assets and liabilities) as of September 30, 2017 and December 31, 2016. The carrying value of cash held in money market funds of approximately $21.5 million as of September 30, 2017 and $10.7 million as of December 31, 2016 is included in cash and cash equivalents and approximates market value based on quoted market price or Level 1 inputs.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$21,506	$21,506	$—	$—
U.S. Government Agency Securities	89,902	—	89,902	—
FDIC Certificates of Deposit	12,555	—	12,555	—
Certificates of Deposit	26,000	—	26,000	—
Commercial Paper	40,713	—	40,713	—
Corporate Notes/Bonds	119,111	—	119,111	—

	$309,787	$21,506	$288,281	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$10,724	$10,724	$—	$—
U.S. Government Agency Securities	67,126	—	67,126	—
FDIC Certificates of Deposit	20,741	—	20,741	—
Certificates of Deposit	64,500	—	64,500	—
Commercial Paper	67,311	—	67,311	—
Corporate Notes/Bonds	115,780	—	115,780	—

	$346,182	$10,724	$335,458	$—

Financial Instruments

The Company considers the recorded costs of its financial assets and liabilities, which consist of cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, to approximate their fair value because of their relatively short maturities at September 30, 2017 and December 31, 2016. Management believes that the risks associated with its financial instruments are minimal as the counterparties are various corporations, financial institutions and government agencies of high credit standing.

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

The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of September 30, 2017 and December 31, 2016, as the Company has a history of collecting on all of its accounts, including those with government agencies and collaborations funding its research.

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

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by subject progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations, clinical sites, and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three and nine months ended September 30, 2017 and 2016, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. Share-based compensation expense recognized in the statements of operations for the three and nine months ended September 30, 2017 and 2016 is based on share-based awards ultimately expected to vest.

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

Since the Company had net operating loss carryforwards as of September 30, 2017 and 2016, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations.

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

The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive as applied to the loss from operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	513,781	1,528,266	513,781	1,528,266
RSUs	84,640	39,420	83,710	38,844

Recently Issued Accounting Standards

In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which has been subsequently updated. The purpose of Update No. 2014-09 is to provide enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies using U.S. GAAP and International Financial Reporting Standards. The core principle requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. FASB ASC Topic 606, as amended, becomes effective for annual periods beginning after December 15, 2017, at which point the Company plans to adopt the standard. The Company currently plans to adopt the standard using the “modified retrospective method.” Under that method, the Company will apply the standard to contracts whose performance has not been completed as of January 1, 2018, and recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings.

The Company does not expect the adoption of this standard to result in a material impact to its financial statements. Upon adopting FASB ASC Topic 606, the Company will provide additional disclosures in the notes to the consolidated financial statements related to the relevant aspects of any revenue generating contracts that the Company has or into which the Company expects to enter.

In 2017, the Company is implementing new internal controls as part of its efforts to adopt the new revenue recognition standard. These internal controls include providing training to the Company’s finance team and holding regular meetings with the Company’s management and the Audit Committee of the Company’s Board of Directors to review and approve key decisions. Upon adoption, the Company expects to implement new internal controls related to its accounting policies and procedures. The Company will require new internal controls to address risks associated with applying the five-step model. Additionally, the Company will establish monitoring controls to identify sales arrangements and changes in the Company’s business environment that could impact its current accounting assessment. The Company expects to finalize its impact assessment and redesign impacted processes, policies and controls.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 allows the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently analyzing the impact of ASU 2016-02 and, at this time, has not yet determined the impact of the new standard, if any, on the Company’s consolidated financial statements.

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

3. Property and Equipment

Property and equipment consist of the following:

	September 30, 2017	December 31, 2016
Computer equipment	$33,584	$39,095
Furniture and fixtures	292,423	292,423
Scientific equipment	2,987,778	2,844,865

	3,313,785	3,176,383

Less accumulated depreciation	(2,634,179)	(2,548,769)

	$679,606	$627,614

Depreciation expense for the nine months ended September 30, 2017 and 2016 was $155,262 and $146,784, respectively.

4. Share-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan (the “Plan”) provides for the granting of stock-based awards, such as stock options, restricted common stock, RSUs and stock appreciation rights to employees, directors and consultants as determined by the Board of Directors. As of December 31, 2016, there were options to purchase 3,101,032 shares of common stock outstanding under the Plan. On June 16, 2015, the stockholders of the Company approved, at the Company’s 2015 Annual Meeting of Stockholders, an amendment to the Plan to increase the number of shares of common stock available for issuance under the plan by 3,100,000 shares, to increase by 100,000 shares the maximum number of shares available for the issuance of options, stock appreciation rights and other similar awards to any one participant in any calendar year for purposes of meeting the requirements for qualified performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and to eliminate the evergreen provisions of the Plan under which 800,000 shares were automatically added to the plan on each of January 1, 2014 and 2015. Stock options granted under the Plan may be either incentive stock options (“ISOs”) as defined by the Code, or non-qualified stock options. The Board of Directors determines who will receive options, the vesting periods (which are generally two to three years) and the exercise prices of such options. Options have a maximum term of 10 years. The exercise price of ISOs granted under the Plan must be at least equal to the fair market value of the common stock on the date of grant.

Total stock-based compensation expense related to all of the Company’s share-based awards including stock options and RSUs to employees, directors and consultants recognized during three and nine months ended September 30, 2017 and 2016, was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$753,566	$1,045,547	$3,668,464	$3,400,324
General and administrative	1,747,187	2,641,199	7,362,108	7,575,607

Total share-based compensation expense	$2,500,753	$3,686,746	$11,030,572	$10,975,931

The following table describes the weighted-average assumptions used for calculating the value of options granted during the nine months ended September 30, 2017 and September 30, 2016:

	2017	2016
Dividend yield	0%	0%
Expected volatility	87.4%-90.4%	80%
Weighted-average risk-free interest rate	2.1%	1.7%
Expected term	5.9 years	5.9 years

Information regarding the stock options activity, including with respect to grants to employees, directors and consultants as of September 30, 2017 and changes during the nine-month period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2016 (audited)	3,101,032	$19.63	7.2 years
Options granted (unaudited)	738,195	$15.21	9.3 years
Options exercised (unaudited)	(99,750)	$2.55	3.4 years
Options canceled or expired (unaudited)	(128,830)	$25.83	8.5 years

Outstanding at September 30, 2017 (unaudited)	3,610,647	$18.97	7.0 years

Vested or expected to vest at September 30, 2017 (unaudited)	3,610,647	$18.97

Exercisable at September 30, 2017 (unaudited)	2,451,396	$16.69	6.4 years

The fair value of an RSU is based on the closing price of the Company’s stock on the date of grant. Information regarding RSU activity, including with respect to grants to employees as of September 30, 2017 and changes during the nine-month period then ended, are summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2016 (audited)	82,321	$53.77
RSU’s granted in 2017 (unaudited)	154,922	$15.73
RSU’s vested in 2017 (unaudited)	(26,256)	$53.63

RSU’s cancelled in 2017 (unaudited)	(18,297)	$26.80

Outstanding at September 30, 2017 (unaudited)	192,690	$25.77

Information related to the Company’s Milestone RSU grants and the TSR RSU grants during the nine-month period ended September 30, 2017 are summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2016 (unaudited)	—	$—
RSU’s granted in 2017 (unaudited)	454,644	$15.15

RSU’s cancelled in 2017 (unaudited)	(38,838)	$15.15

Outstanding at September 30, 2017 (unaudited)	415,806	$15.15

The weighted average estimated fair value per share of the TSR RSUs granted in the nine months ended September 30, 2017 was $17.08, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 1.6%, and expected volatility of 95.4%. The TSR RSUs granted in the nine months ended September 30, 2017, will entitle the grantee to receive a number of shares of the Company’s common stock determined over a three-year performance period ending and vesting on December 31, 2019, provided the grantee remains in the service of the Company on the settlement date. The Company expenses the cost of these awards ratably over the requisite service period. The number of shares for which the TSR RSUs will be settled will be a percentage of shares for which the award is targeted and will depend on the Company’s total shareholder return (as defined below), expressed as a percentile ranking of the Company’s total shareholder return as compared to the Company’s peer group (as defined below). The number of shares for which the TSR RSUs will be settled vary depending on the level of achievement of the goal. Total shareholder return is determined by dividing the average share value of the Company’s common stock over the 30 trading days preceding January 1, 2020 by the average share value of the Company’s common stock over the 30 trading days beginning on March 8, 2017, with a deemed reinvestment of any dividends declared during the performance period. The Company’s peer group includes 162 companies which comprise the Nasdaq Biotechnology Index, which was selected by the Compensation Committee of the Company’s Board of Directors and includes a range of biotechnology companies operating in several business segments.

The Company recognized non-cash stock-based compensation expense related to time based RSU’s for the three and nine months ending September 30, 2017 of approximately $368,000 and $1.5 million, respectively, as compared to $361,000 and $1.1 million, respectively, for the three and nine months ending September 30, 2016. As of September 30, 2017, there was $3.5 million of unrecognized compensation costs related to unvested time-based RSUs. Total expense for all RSUs, including the time-based and performance-based RSU grants for the three and nine months ending September 30, 2017 is approximately $787,000 and $2.6 million, respectively, as compared to $361,000 and $1.1 million, respectively, for the three and nine months ending September 30, 2016. As of September 30, 2017, there was $5.4 million of unrecognized compensation costs related to unvested Milestone RSU grants and TSR RSU grants.

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

7. Legal Matters

On May 12, 2017, a purported class action lawsuit was filed against the Company and certain of its executive officers alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder. On May 26, 2017, a second purported class action lawsuit was filed against the Company and certain of its executive officers alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder. Each of these lawsuits was premised upon allegations that the defendants made false and misleading statements and/or omissions by failing to earlier disclose findings related to toxicity in animals treated with lumateperone. Additionally, the complaints alleged that, as a result of the foregoing, certain of the defendants’ statements about the Company’s business, operations, and prospects were materially false and misleading and/or lacked a reasonable basis. In July 2017, these two actions were consolidated into a single action and a purported individual investor in the Company was appointed as lead plaintiff to represent the proposed class. In September 2017, the parties filed a request that the consolidated action be voluntarily dismissed without prejudice. On November 2, 2017, the United States District Court for the Eastern District of New York granted the parties’ request to dismiss the action. The matter has now concluded.

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

As part of our ongoing dialogue with the U.S. Food and Drug Administration, or FDA, regarding our lumateperone development program in schizophrenia, we requested guidance from the FDA on the acceptability of the two positive well controlled clinical trials we have conducted (Study ITI-007-005 and Study ITI-007-301), with supportive evidence from Study ITI-007-302, as the basis for the submission of a new drug application, or NDA, for the treatment of schizophrenia. In connection with this request we provided extensive information and data analyses to the FDA relating to the three studies. The FDA has confirmed that the results of Study ITI-007-302 do not preclude us from submitting an NDA based on the efficacy studies we have conducted to date. We believe our schizophrenia clinical development program collectively provides evidence of the efficacy and safety of lumateperone for the treatment of schizophrenia.

In addition, the FDA had raised questions relating to certain findings observed in nonclinical toxicology studies of lumateperone in an animal species and requested additional information to confirm that the nonclinical findings are not indicative of a safety risk associated with long term exposure in humans. The data we presented supports the position that there are significant species differences in the metabolism of lumateperone. Based on the FDA’s agreement that we presented adequate data indicating that the toxicity seen in the animal species is not relevant to humans, we are proceeding with our long-term safety study of lumateperone in patients with schizophrenia. Further, based on feedback from the FDA, we have incorporated additional monitoring in our long-term safety study for metabolites seen in animal species but not seen to date in humans, and also will continue to monitor for toxicities in our nonclinical studies. With over 2,000 people exposed to date, lumateperone has been well-tolerated with a safety profile similar to placebo. Accordingly, we are moving forward with our long-term safety study of lumateperone and intend to submit an NDA for the treatment of schizophrenia by mid-2018.

In September 2017, we announced positive topline data from the first part of an open-label safety switching study in which 302 patients with stable symptoms of schizophrenia were switched from standard-of-care antipsychotic medications to lumateperone (ITI-007 60 mg) with no dose titration of lumateperone required for a six-week treatment duration, then switched back to standard-of-care. Many currently available antipsychotic agents are associated with motor side effects and/or weight gain, cardiovascular liabilities, dyslipidemia, and hyperglycemia. In this study, lumateperone was generally well tolerated with a favorable safety profile. Statistically significant improvements from standard-of-care baseline were observed in body weight, cardiometabolic and endocrine parameters in patients with stable symptoms of schizophrenia when switched to lumateperone and worsened again when switched back to standard-of-care medication. Additionally, treatment with lumateperone was not associated with the motor or cardiovascular disturbances often associated with other antipsychotic medications. These data are consistent with previous study results reflecting a safety profile similar to placebo in placebo-controlled trials with lumateperone in patients with acutely exacerbated schizophrenia and extend this favorable safety profile to this stable patient population. Symptoms of schizophrenia did not worsen upon switch to lumateperone from standard-of-care. Rather, statistically significant improvement from baseline was observed in the PANSS mean total score. Notably, greater improvements were observed in subgroups of patients with elevated symptomatology such as those with comorbid symptoms of depression and those with prominent negative symptoms.

Lumateperone for the Treatment of Depressive Episodes Associated with Bipolar Disorder (Bipolar Depression)

Our bipolar depression program consists of three Phase 3 multi-center, randomized, double-blind, placebo-controlled clinical trials. In the ITI-007-401 and the ITI-007-404 trials lumateperone is being evaluated as a monotherapy and in the ITI-007-402 trial lumateperone is being evaluated as an adjunctive therapy with lithium or valproate. All three trials are evaluating lumateperone in patients with a clinical diagnosis of Bipolar I or Bipolar II disorder and who are experiencing a current major depressive episode. In the ITI-007-401 and the ITI-007-402 trials, patients are randomized to receive one of three treatments: 60 mg ITI-007, 40 mg ITI-007, or placebo in a 1:1:1 ratio orally once daily for 6 weeks. In the ITI-007-404 trial patients are randomized to receive 40 mg ITI-007 or placebo in a 1:1 ratio orally once daily for 6 weeks. In the ITI-007-401 and the ITI-007-404 trials, patients receive lumateperone or placebo as a monotherapy. In the ITI-007-402 trial, patients receive lumateperone or placebo adjunctive to their existing mood stabilizer lithium or valproate. In each of these trials, we are employing a number of strategies designed to ensure we recruit appropriately diagnosed patients in an effort to reduce the risk of a high placebo response. Patient enrollment in the ITI-007-401 trial is expected to complete in the first half of 2018. Patient enrollment in the ITI-007-402 trial and the ITI-007-404 trial is expected to complete in the second half of 2018.

The primary endpoint for these clinical trials is change from baseline at Day 42 on the Montgomery-Åsberg Depression Rating Scale, or MADRS, total score versus placebo. The MADRS is a well-validated 10-item checklist that measures the ability of a drug to reduce overall severity of depressive symptoms. Individual items are rated by an expert clinician on a scale of 0 to 6 in which a score of 6 represents the most depressed evaluation for each item assessed. The total score ranges from 0 to 60. Secondary endpoints include measures of social function and quality of life that may illustrate the differentiated clinical profile of lumateperone. Safety and tolerability are also assessed in these clinical trials.

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

In the second quarter of 2016, we initiated Phase 3 development of lumateperone for the treatment of agitation in patients with dementia, including AD. Our ITI-007-201 trial is a Phase 3 multi-center, randomized, double-blind, placebo-controlled clinical trial in patients with a clinical diagnosis of probable AD and clinically significant symptoms of agitation. In this trial, approximately 360 patients are planned to be randomized to receive 9 mg ITI-007 or placebo in a 1:1 ratio orally once daily for four weeks. This study includes a single interim analysis reviewed by an independent data monitoring committee, which will be used to assess the assumptions of variability and effect size. The primary efficacy measure is the Cohen-Mansfield Agitation Inventory—Community version, or CMAI-C. The CMAI-C is a well-validated 37-item scale that measures the ability of a drug to reduce overall frequency of agitation symptoms, including aggressive behaviors. Individual items are rated by an expert clinician on a scale of 1 to 7 in which a score of 7 represents the most frequent for each item assessed. The key secondary efficacy measure is the CGI-S. Other exploratory secondary endpoints include measures of other behavioral disturbances associated with dementia. Safety and tolerability are also assessed in the trial.

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

Other Product Candidates

We have a second major program called ITI-002 that has yielded a portfolio of compounds that selectively inhibits the enzyme phosphodiesterase type 1, or PDE1. On February 25, 2011, we (through our wholly owned operating subsidiary, ITI) and Takeda Pharmaceutical Company Limited, or Takeda, entered into a license and collaboration agreement, or the Takeda License Agreement, under which we agreed to collaborate to research, develop and commercialize our proprietary compound ITI-214 and other selected compounds that selectively inhibit PDE1 for use in the prevention and treatment of human diseases. On October 31, 2014, we entered into an agreement with Takeda terminating the Takeda License Agreement, or the Termination Agreement, pursuant to which all rights granted under the Takeda License Agreement were returned to us. On September 15, 2015, Takeda completed the transfer of the Investigational New Drug application, or IND, for ITI-214 to us. We believe ITI-214 is the first compound in its class to successfully advance into Phase 1 clinical trials. We intend to pursue the development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, including cardiovascular disease. Following the positive safety and tolerability results in our Phase 1 program, we have initiated our development program for ITI-214 for Parkinson’s disease and commenced patient enrollment in the third quarter of 2017 in a Phase 1/2 clinical trial of ITI-214 in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints.

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

Since inception, we have devoted substantially all of our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of September 30, 2017, our accumulated deficit was $377.0 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and pre-clinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses. Our corporate headquarters and laboratory are located in New York, New York.

Recent Developments

On October 2, 2017 and October 5, 2017, we completed a public offering of common stock in which we sold 11,129,032 shares of common stock, which included the exercise of the underwriters’ option to purchase an additional 1,451,613 shares, at an offering price of $15.50 per share for aggregate gross proceeds of approximately $172 million. After deducting underwriting discounts, commissions and offering expenses, the net proceeds to us were approximately $162 million.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.

Revenues

We have not generated any revenue from product sales to date and we do not expect to generate revenues from product sales for at least the next 18 months. Our revenues for the three and nine months ended September 30, 2017 and 2016 have been from a government grant. We have received and may continue to receive grants from U.S. government agencies and foundations.

We do not expect any revenues that we may generate in the next several years to be significant enough to fund our operations.

Expenses

The process of researching and developing drugs for human use is lengthy, unpredictable and subject to many risks. We are unable with certainty to estimate either the costs or the timelines in which those costs will be incurred. The clinical development of lumateperone for the treatment of schizophrenia, for the treatment of bipolar depression and for the treatment of agitation in patients with dementia, including AD, consumes and will continue to consume a large portion of our current, as well as projected, resources. We intend to pursue other disease indications that lumateperone may address, but there are significant costs associated with pursuing FDA approval for those indications, which would include the cost of additional clinical trials.

Our ITI-002 program has a compound, ITI-214, in Phase 1 development. We intend to pursue the development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, including cardiovascular disease. We have initiated our development program for ITI-214 for Parkinson’s disease and commenced patient enrollment in the third quarter of 2017 in a Phase 1/2 clinical trial of ITI-214 in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints. Our other projects are still in the pre-clinical stages, and will require extensive funding not only to complete pre-clinical testing, but to enter into and complete clinical trials. Expenditures that we incur on these projects will be subject to availability of funding in addition to the funding required for the advancement of lumateperone. Any failure or delay in the advancement of lumateperone could require us to re-allocate resources from our other projects to the advancement of lumateperone, which could have a significant material adverse impact on the advancement of these other projects and on our results of operations. Our operating expenses are comprised of (i) research and development expenses and (ii) general and administrative expenses. Our research and development costs are comprised of:

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

We expect that research and development expenses will increase as we proceed with our Phase 3 clinical trials of lumateperone for the treatment of bipolar disorder and for the treatment of agitation in patients with dementia, including AD, and as we proceed with increased manufacturing of drug product for clinical trials and pre-commercialization testing. We also expect that our general and administrative costs will increase from prior periods primarily due to costs to perform pre-product commercialization activities and the increased costs associated with being a public reporting entity, which could include hiring additional personnel. We granted options to purchase 487,121 shares of our common stock in 2016 and have granted options to purchase an additional 738,195 shares of our common stock in the nine months ended September 30, 2017. We also granted time based restricted stock units, or RSUs, for 78,806 shares of our common stock in 2016 and time based RSUs for 154,922 shares of our common stock in the nine months ended September 30, 2017. We will recognize expense associated with these RSUs and options over the next three years in both research and development expenses and general and administrative expenses. In the first quarter of 2017, we also granted performance based RSUs, which vest based on the achievement of certain milestones that include (i) the submission of a new drug application with the U.S. Food and Drug Administration, or the FDA, (ii) the approval of the NDA by the FDA, or the Milestone RSU grants, and (iii) the achievement of certain comparative shareholder returns against our peers, or the TSR RSU grants. The Milestone RSU grants were valued at the closing price on March 8, 2017. The RSUs related to the NDA submission will be amortized through December 31, 2018 based on the probable vesting date. The amortization of the expenses of the RSUs related to the approval of the NDA will commence if and when the filing has been approved through the last day of the calendar year in which the milestone is achieved. The TSR RSU grants were valued using the Monte Carlo Simulation method and will be amortized over the life of the RSU agreements which ends December 31, 2019. The Milestone RSU grants and the TSR RSU grants are target based and the ultimate awards, if attained, could be the target amount or higher or lower than the target amount, depending on the timing or achievement of the goal. We are amortizing the expenses at the 100% targeted amount. We expect this non-cash expense to be substantial and affect quarter to quarter and year to date comparisons in the upcoming year. We expect to continue to grant stock options and other stock-based awards in the future, which will increase our stock-based compensation expense in future periods.

The following table sets forth our revenues and operating expenses for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Revenues	$31	$4	$241	$232
Expenses
Research and Development	18,472	23,918	52,490	72,653
General and Administrative	5,318	6,271	17,883	17,806

Total costs and expenses	23,790	30,189	70,373	90,459

Loss from operations	(23,759)	(30,185)	(70,132)	(90,227)
Interest Income, net	885	752	2,565	2,118
Income tax benefit (expense)	4	(832)	2	(832)

Net Loss	$(22,870)	$(30,265)	$(67,565)	$(88,941)

Comparison of Three and Nine Month Periods Ended September 30, 2017 and September 30, 2016

Revenues

Revenues increased for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016 by approximately $26,000 and $8,000, respectively, due to revenue from a government grant.

Research and Development Expenses

Research and development expenses decreased to $18.5 million for the three month period ended September 30, 2017 as compared to $23.9 million for the three month period ended September 30, 2016, representing a decrease of approximately 23%. This change is due primarily to a decrease of approximately $5.7 million of costs associated with outside clinical and non-clinical costs and an increase of approximately $282,000 of internal costs in the three month period ended September 30, 2017 over the three month period ended September 30, 2016. In the three months ended September 30, 2017, the $18.5 million of research and development costs were comprised primarily of development costs for lumateperone in patients with bipolar depression and dementia, including AD, of approximately $7.1 million, clinical trials and development costs for lumateperone for the treatment of schizophrenia of approximately $2.8 million, manufacturing expense of approximately $2.3 million and other clinical and non-clinical expenses. In the three months ended September 30, 2016 the majority of the $23.9 million of research and development costs were related to our development program for lumateperone for patients with schizophrenia that included $8.1 million of manufacturing expenses and approximately $4.8 million of expenses for our second Phase 3 schizophrenia trial. In addition there were approximately $3.7 million of development costs for lumateperone in patients with bipolar depression and dementia, including AD, and other clinical and non-clinical expenses. Amounts payable to external parties comprised a significant portion of our research and development costs. In the three months ended September 30, 2017, we incurred approximately $15.1 million of costs to external parties who performed clinical trial related activities, including manufacturing and testing lumateperone, as compared to $20.9 million in the three month period ended September 30, 2016. Of these external costs, approximately $14.4 million in the three months ended September 30, 2017 and approximately $20.7 million in the three month period ended September 30, 2016 were for lumateperone related projects. The remaining external costs for each of these periods were spent on other projects. Internal costs are comprised primarily of costs relating to labor, fringe benefits, materials, stock based compensation, supplies and facilities and maintenance and were approximately $3.2 million and $3.0 million in the three months ended September 30, 2017 and 2016, respectively.

Research and development expenses decreased to $52.5 million for the nine month period ended September 30, 2017 as compared to $72.7 million for the nine month period ended September 30, 2016, representing a decrease of approximately 28%. This change is due primarily to a decrease of approximately $21.8 million of costs associated with outside clinical and non-clinical costs, partially offset by an increase of approximately $1.6 million of internal costs in the nine month period ended September 30, 2017 over the nine month period ended September 30, 2016. In the nine months ended September 30, 2017, the $52.5 million of research and development costs were comprised primarily of development costs for lumateperone for the treatment of schizophrenia of approximately $13.1 million, development costs for lumateperone in patients with bipolar depression and dementia, including AD of approximately $15.0 million, manufacturing expense of approximately $8.1 million and other clinical and non-clinical expenses. In the nine months ended September 30, 2016 the majority of the $72.7 million of research and development costs were related to the second Phase 3 trial of lumateperone in patients with schizophrenia of approximately $29.7 million, development costs for lumateperone in patients with bipolar depression and dementia, including AD, of approximately $13.2 million, manufacturing expense of approximately $9.5 million and other clinical and non-clinical expenses. Amounts payable to external parties comprised a significant portion of our research and development costs. In the nine months ended September 30, 2017, we incurred approximately $41.5 million of costs to external parties who performed clinical trial related activities, including manufacturing and testing lumateperone, as compared to $63.3 million in the nine month period ended September 30, 2016. Of these external costs, approximately $40.1 million in the nine months ended September 30, 2017 and approximately $62.8 million in the nine month period ended September 30, 2016 were for lumateperone related projects. The remaining external costs for each of these periods were spent on other projects. Internal costs are comprised primarily of costs relating to labor, fringe benefits, materials, stock based compensation, supplies and facilities and maintenance and were approximately $11.0 million and $9.4 million in the nine months ended September 30, 2017 and 2016, respectively.

As development of lumateperone progresses, we anticipate costs for lumateperone to increase due primarily to ongoing and planned clinical trials relating to our lumateperone programs in the remainder of 2017 and in the next several years as we conduct Phase 3 and other clinical trials. We are also required to complete non-clinical testing to obtain FDA approval and manufacture material needed for clinical trial use, which includes non-clinical testing of the drug product and the creation of an inventory of drug product in anticipation of possible FDA approval. As of September 30, 2017, we employed 30 full time personnel in our research and development group as compared to 28 full time personnel in our research and development group at September 30, 2016. We expect to hire additional staff as we increase our development efforts and grow our business in the upcoming years.

We currently have several projects, in addition to lumateperone, that are in the research and development stages, including in the treatment of neurological and neurodegenerative diseases, including Parkinson’s and AD, among others and pain, substance use disorders and related psychiatric comorbidities including depression and anxiety. We have used internal resources and incurred expenses not only in relation to the development of lumateperone, but also in connection with these additional projects as well, including our PDE program. We have not, however, reported these costs on a project by project basis, as these costs are broadly spread among these projects. The external costs for these projects have been modest and are reflected in the amounts discussed in this section “—Research and Development Expenses.”

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

General and Administrative Expenses

General and administrative expenses decreased for the three month period ended September 30, 2017 as compared to the three month period ended September 30, 2016 by approximately $953,000, representing a decrease of approximately 15%. The decrease is primarily the result of decreased stock option expense related to forfeited stock options and RSU’s in the third quarter 2017 and legal fees incurred in the third quarter of 2016 for costs relating to the license of certain intellectual property by us to our wholly-owned subsidiary ITI Limited which was formed in the third quarter of 2016. Salaries, bonuses and related benefit costs for our executive, finance and administrative functions for the three months ended September 30, 2017 and 2016 constituted approximately 59% and 55% of our total general and administrative costs, respectively. The next major categories of general and administrative expenses are accounting, patent costs and, to a lesser extent, facilities and general office-related overhead.

General and administrative expenses increased for the nine month period ended September 30, 2017 as compared to the nine month period ended September 30, 2016 by approximately $76,000, or 0.4%. The increase is primarily the result of professional fees in addition to increased labor and related costs, offset partially by lower pre-commercialization costs and lower stock option expense related to forfeited stock options and RSU’s in the third quarter of 2017. Salaries, bonuses and related benefit costs for our executive, finance and administrative functions for the nine months ended September 30, 2017 and 2016 constituted approximately 63% and 62%, respectively, of our total general and administrative costs. The next major categories of expenses are accounting, patent costs, professional fees and, to a lesser extent, facilities and general office-related overhead. We expect all general and administrative costs to increase as we expand our operations and conduct pre-commercialization activities.

Liquidity and Capital Resources

Through September 30, 2017, we provided funds for our operations by obtaining approximately $718 million of cash primarily through public and private offerings of our common stock and other securities, grants from government agencies and foundations and payments received under the terminated Takeda License Agreement. We do not believe that grant revenue will be a significant source of funding in the near future. On March 11, 2015, we completed a public offering of 5,411,481 shares of our common stock for aggregate gross proceeds of approximately $129.9 million and net proceeds of approximately $121.8 million. On September 28, 2015, we completed an additional public offering of 7,935,000 shares of our common stock for aggregate gross proceeds of approximately $345.2 million and net proceeds of approximately $327.4 million.

In addition, on October 2, 2017, we completed a public offering of 9,677,419 shares of our common stock for aggregate gross proceeds of approximately $150 million and net proceeds of approximately $140.6 million. On October 5, 2017, the underwriters exercised in full their option to purchase an additional 1,451,613 shares. All of the shares in the offering were sold by the Company, with gross proceeds to the Company of approximately $172 million from the offering of an aggregate of 11,129,032 shares and net proceeds of approximately $162 million, after deducting underwriting discounts and commissions and estimated offering expenses.

As of September 30, 2017, we had a total of approximately $328.1 million in cash and cash equivalents and available-for-sale investment securities, and approximately $11.9 million of short-term liabilities consisting entirely of liabilities from operations. In the nine months ended September 30, 2017, we spent approximately $55.9 million in cash for operations and equipment and we received approximately $2.6 million of interest income. We reduced working capital by approximately $56.1 million for the nine months ended September 30, 2017. The use of cash was primarily for conducting clinical trials and non-clinical testing, including manufacturing related activities and funding recurring operating expenses.

During the fourth quarter of 2017, subject to the timing of clinical trials, manufacturing and other development activities, we expect to spend up to $35 million. We expect these expenditures to be due primarily to the development of lumateperone in patients with schizophrenia, behavioral disturbances in dementia, bipolar disorder and depressive disorders, our ITI-007 long acting injectable development program through pre-clinical and early clinical development, research and preclinical development of our other product candidates, the continuation of manufacturing activities in connection with the development of lumateperone, recurring expenses and costs to produce, develop and validate materials to be used in clinical and non-clinical studies related to lumateperone, expenses associated with the continued clinical development of our PDE program, including ITI-214, and expenses associated with our other development programs, pre-commercialization activities and general operations. We expect that cash expenditures will continue to increase after 2017 as we further expand the lumateperone clinical stage programs; the ITI-007 long acting injectable development program through pre-clinical and early clinical development; research, preclinical and clinical development of our other product candidates; manufacturing and pre-commercial activities in connection with the development of lumateperone and the early stage pre-commercial launch activities for lumateperone. We believe that our existing cash and cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through the middle of 2020.

We will require significant additional financing in the future to continue to fund our operations. We believe that we have the funding in place to complete the additional clinical and non-clinical trials, manufacturing and pre-commercialization activities needed for potential regulatory approval and commercialization of lumateperone in patients with schizophrenia. With the remaining proceeds from our public offerings in March and September 2015 and October 2017, we believe that we have the funds to complete our ongoing clinical trials of lumateperone in bipolar disorder as a monotherapy and as an adjunctive therapy with lithium or valproate and our ongoing clinical trial of ITI-007 for the treatment of agitation in patients with dementia, including AD. We also plan to fund additional clinical trials of lumateperone for the treatment of behavioral disturbances in dementia; preclinical and clinical development of ITI-007 long acting injectable development program; additional clinical trials of lumateperone; continued clinical development of our PDE program, including ITI-214; research and preclinical development of our other product candidates; and the continuation of manufacturing activities in connection with the development of lumateperone. We anticipate requiring additional funds to obtain regulatory approval for lumateperone in patients with dementia, including AD, for further development of lumateperone in patients with bipolar disorder, depressive disorders and other indications, and for development of our other product candidates. We have incurred losses in every year since inception with the exception of 2011, when we received an up-front fee and a milestone payment related to the Takeda License Agreement. These losses have resulted in significant cash used in operations. For the nine months ended September 30, 2017, we used net cash in operating activities and purchases of equipment of approximately $55.9 million and expect to use additional cash of up to $35 million during 2017. While we have several research and development programs underway, the lumateperone program has advanced the furthest and will continue to consume increasing amounts of cash for conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct the activities necessary to pursue FDA approval of lumateperone and our other product candidates, we expect the amount of cash to be used to fund operations to increase over the next several years.

With the termination of the Takeda License Agreement in October 2014, we are responsible for the costs of developing ITI-214. On September 15, 2015, Takeda completed the transfer of the IND for ITI-214 to us. We intend to pursue the development of our PDE1 program, including ITI-214 for the treatment of several CNS and non-CNS conditions. We anticipate a moderate increase in our operating expenses related to our PDE development programs. Following the positive safety and tolerability results in our Phase 1 program, we have initiated our development program for ITI-214 for Parkinson’s disease and commenced patient enrollment in the third quarter of 2017 in a Phase 1/2 clinical trial of ITI-214 in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints. We expect these expenses to increase for 2018 and beyond.

We seek to balance the level of cash, cash equivalents and investments on hand with our projected needs and to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms. Until we can generate significant revenues from operations, we will need to satisfy our future cash needs through public or private sales of our equity securities, sales of debt securities, incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of our product candidates and technology and, to a lesser extent, grant funding. On September 2, 2016, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on September 14, 2016, on which we registered for sale up to $350 million of any combination of our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine. After the public offering in October 2017, approximately $178 million of securities remain available for issuance under this shelf registration statement. This registration statement will remain in effect for up to three years from the date it was declared effective.

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

In 2014, we entered into a long-term lease, which was amended in December 2015, for 16,753 square feet of useable laboratory and office space located at 430 East 29th Street, New York, New York 10016. Due to the amortization of total lease payments, we have recognized $3.0 million of deferred rent through September 30, 2017. We occupied these facilities as our headquarters in March 2015, replacing our previous laboratories and offices. The lease, as amended, has a term of 12 years. We expect that our facility related costs will increase moderately from year to year as a result of leasing this facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

Total contractual obligations as of September 30, 2017 are summarized in the following table (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligations	$15,311	$1,446	$4,605	$3,305	$5,955

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

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2017.

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

Recently Issued Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. See Note 2, Summary of Significant Accounting Policies, in the notes to our unaudited financial statements for the three and nine months ended September 30, 2017, included in Part 1, Item 1 of this quarterly report on Form 10-Q for information on recent accounting pronouncements.

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: the accuracy of our estimates regarding expenses, future revenues, uses of cash, cash equivalents and investment securities, capital requirements and the need for additional financing; our beliefs about the extent to which the results of our clinical trials to date support an NDA filing for lumateperone for the treatment of schizophrenia; our belief that the toxicity findings observed in nonclinical animal toxicology studies of lumateperone are not indicative of a safety risk for humans; our ability to successfully complete our long-term safety study and to file an NDA with the FDA; the initiation, cost, timing, progress and results of our development activities, pre-clinical studies and clinical trials; the timing of and our ability to obtain and maintain regulatory approval of our existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates; our plans to research, develop and commercialize our current and future product candidates; the election by any collaborator to pursue research, development and commercialization activities; our ability to obtain future reimbursement and/or milestone payments from our collaborators; our ability to obtain and maintain intellectual property protection for our product candidates; our ability to successfully commercialize our product candidates; the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials; the potential outcome and cost of litigation; our ability to obtain additional financing; our use of the proceeds from our securities offerings; and our ability to attract and retain key scientific or management personnel.

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

Interest Rate Sensitivity. As of September 30, 2017, we had cash, cash equivalents and marketable securities of approximately $328.1 million consisting of cash deposited in a highly rated financial institution in the United States, in a short-term U.S. Treasury money market fund, and in high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates, although the recent rise in interest rates has resulted in our unrealized loss on investments as of September 30, 2017 totaling approximately $220,000. Since we plan on holding those investments to maturity, no recognition of impairment is required. Declines in interest rates, however, would reduce future investment income.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On May 12, 2017, a purported class action lawsuit was filed in the United States District Court for the Eastern District of New York against the Company, its Chief Executive Officer, its Chief Financial Officer and its Senior Vice President, Clinical Development, alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder. On May 26, 2017, a second purported class action lawsuit was filed in the United States District Court for the Eastern District of New York against the Company, its Chief Executive Officer, its Chief Financial Officer and its Senior Vice President, Clinical Development, alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder. Each of these lawsuits was premised upon allegations that the defendants made false and misleading statements and/or omissions by failing to earlier disclose findings related to toxicity in animals treated with lumateperone. Additionally, the complaints alleged that, as a result of the foregoing, certain of the defendants’ statements about our business, operations, and prospects were materially false and misleading and/or lacked a reasonable basis. In July 2017, the United States District Court for the Eastern District of New York consolidated these two actions into a single action and a purported individual investor in the Company was appointed as lead plaintiff to represent the proposed class. In September 2017, the parties filed a request that the consolidated action be voluntarily dismissed without prejudice. On November 2, 2017, the United States District Court for the Eastern District of New York granted the parties’ request to dismiss the action. The matter has now concluded.

Item 1A.	RISK FACTORS

The following are material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 1, 2017.

If we are unable to complete our long-term safety study or the results of our long-term safety study do not demonstrate the safety and tolerability of long-term use of lumateperone, we would not be able to file an NDA for lumateperone for a chronic condition such as schizophrenia.

The FDA had raised questions relating to certain findings observed in nonclinical toxicology studies of lumateperone in an animal species and requested additional information to confirm that the nonclinical findings are not indicative of a safety risk associated with long term exposure in humans. The data we presented supports the position that there are significant species differences in the metabolism of lumateperone. Based on the FDA’s agreement that we presented adequate data indicating that the toxicity seen in the animal species is not relevant to humans, we are proceeding with our long-term safety study of lumateperone in patients with schizophrenia. Further, based on feedback from the FDA, we have incorporated additional monitoring in our long-term safety study for metabolites seen in animal species but not seen to date in humans, and also will continue to monitor for toxicities in its nonclinical studies. The results of the long-term safety study will be required to support an NDA approval for a chronic condition such as schizophrenia. If we are unable to complete our long-term study or the results of our long-term safety study do not demonstrate the safety and tolerability of long-term use of lumateperone, we would not be able to file an NDA for lumateperone for a chronic condition such as schizophrenia. Any failure to complete our long-term safety study or to file an NDA for lumateperone for schizophrenia or any other chronic condition would have a significant adverse effect on our business.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2017.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016 (audited), (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: November 8, 2017	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Date: November 8, 2017	By:	/s/ Lawrence J. Hineline
Lawrence J. Hineline
Vice President of Finance and Chief Financial Officer