Form 10-K
period 2017-12-31
Intra-Cellular Therapies, Inc.
filed 2018-03-01
CIK 1567514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $443 million.

As of February 28, 2018, the registrant had 54,680,452 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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

Overview

We are a biopharmaceutical company focused on the discovery and clinical development of innovative, small molecule drugs that address underserved medical needs in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system, or CNS. Lumateperone (also known as ITI-007) is our lead product candidate with mechanisms of action that, we believe, may represent an effective treatment across multiple therapeutic indications. In our preclinical and clinical trials to date, lumateperone combines potent serotonin 5-HT2A receptor antagonism, dopamine receptor phosphoprotein modulation, or DPPM, glutamatergic modulation, and serotonin reuptake inhibition into a single drug candidate for the treatment of acute and residual schizophrenia and for the treatment of bipolar disorder, including bipolar depression. At dopamine D2 receptors, lumateperone has been demonstrated to have dual properties and to act as both a pre-synaptic partial agonist and a post-synaptic antagonist. Lumateperone has also been demonstrated to have affinity for dopamine D1 receptors and indirectly stimulate phosphorylation of glutamatergic NMDA GluN2B receptors in a mesolimbic specific manner. We believe that this regional selectivity in brain areas thought to mediate the efficacy of antipsychotic drugs, together with serotonergic, glutamatergic, and dopaminergic interactions, may result in efficacy for a broad array of symptoms associated with schizophrenia and bipolar disorder with improved psychosocial function. The serotonin reuptake inhibition potentially allows for antidepressant activity in the treatment of schizoaffective disorder, other disorders with co-morbid depression, and/or as a stand-alone treatment for major depressive disorder (“MDD”). We believe lumateperone may also be useful for the treatment of other psychiatric and neurodegenerative disorders, particularly behavioral disturbances associated with dementia, autism, and other CNS diseases. Lumateperone is in Phase 3 clinical development as a novel treatment for schizophrenia, bipolar depression and agitation associated with dementia, including Alzheimer’s disease, or AD.

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

The top-line results from our first Phase 3 clinical trial of lumateperone confirmed the earlier Phase 2 results that we announced in December 2013, in which lumateperone exhibited antipsychotic efficacy in a randomized, double-blind, placebo and active controlled clinical trial in patients with schizophrenia. In this Phase 2 trial (ITI-007-005), 335 patients were randomized to receive one of four treatments: 60 mg of ITI-007, 120 mg of ITI-007, 4 mg of risperidone (active control) or placebo in a 1:1:1:1 ratio, orally once daily for 28 days. The primary endpoint for this clinical trial was change from baseline to Day 28 on the PANSS total score. In this study, lumateperone (ITI-007 60 mg) met the trial’s pre-specified primary endpoint, improving symptoms associated with schizophrenia as measured by a statistically significant and clinically meaningful decrease in the PANSS total score. The trial also met key secondary outcome measures related to efficacy on PANSS subscales and safety.

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

In addition, the FDA had raised questions relating to certain findings observed in nonclinical toxicology studies of lumateperone in an animal species and requested additional information to confirm that the nonclinical findings are not indicative of a safety risk associated with long term exposure in humans. The data we presented supports the position that there are significant species differences in the metabolism of lumateperone. Based on the FDA’s agreement that we presented adequate data indicating that the toxicity seen in the animal species is not relevant to humans, we have proceeded with our long-term safety study of lumateperone in patients with schizophrenia. We have completed patient enrollment in our long-term safety study and clinical conduct is ongoing. Further, based on feedback from the FDA, we have incorporated additional monitoring in our long-term safety study for metabolites seen in animal species but not seen to date in humans, and also will continue to monitor for toxicities in our nonclinical studies. With over 2,000 people exposed to date, lumateperone has been well-tolerated with a safety profile similar to placebo.

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

In November 2017, we announced that the FDA has granted Fast Track designation for lumateperone for the treatment of schizophrenia. We requested Fast Track designation for lumateperone based on clinical evidence that lumateperone has the potential to address the unmet medical need for the treatment of schizophrenia with significant improvements on several clinically significant safety parameters, including with respect to metabolic, motor and cardiovascular issues associated with many currently available antipsychotic agents. The FDA’s Fast Track designation is designed to facilitate the development and expedite the review of drug candidates to treat serious and life-threatening conditions. Fast Track designation may allow for more frequent meetings and communications with the FDA to discuss a drug candidate’s development plans and review process. Drug candidates with Fast Track designation may also qualify for priority review to expedite the FDA review process, if relevant criteria are met.

We intend to submit an NDA for lumateperone for the treatment of schizophrenia by mid-2018. We have a pre-NDA meeting scheduled to be held in March of 2018 with the FDA to discuss this submission.

Lumateperone for the Treatment of Depressive Episodes Associated with Bipolar Disorder (Bipolar Depression)

Our bipolar depression program consists of three Phase 3 multi-center, randomized, double-blind, placebo-controlled clinical trials. In the ITI-007-401 and the ITI-007-404 trials, lumateperone is being evaluated as a monotherapy and in the ITI-007-402 trial, lumateperone is being evaluated as an adjunctive therapy with lithium or valproate. All three trials are evaluating lumateperone in patients with a clinical diagnosis of Bipolar I or Bipolar II disorder and who are experiencing a current major depressive episode. In the ITI-007-401 and the ITI-007-402 trials, patients are randomized to receive one of three treatments: 60 mg ITI-007, 40 mg ITI-007, or placebo in a 1:1:1 ratio orally once daily for 6 weeks. In the ITI-007-404 trial, patients are randomized to receive 60 mg ITI-007 or placebo in a 1:1 ratio orally once daily for 6 weeks. In the ITI-007-401 and the ITI-007-404 trials, patients receive lumateperone or placebo as a monotherapy. In the ITI-007-402 trial, patients receive lumateperone or placebo adjunctive to their existing mood stabilizer lithium or valproate. In each of these trials, we are employing a number of strategies designed to ensure we recruit appropriately diagnosed patients in an effort to reduce the risk of a high placebo response. We anticipate top-line results from the ITI-007-401 trial will be available in the second half of 2018 and top-line results from the ITI-007-004 trial will be available in 2019. Subject to the outcomes of these trials, we expect to file an NDA for bipolar depression in the second half of 2019. In connection with the global strategy of this program we are adding sites outside the U.S. to the ITI-007-402 trial and we expect to provide anticipated timelines for this trial after completing the expansion.

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

In the second quarter of 2016, we initiated Phase 3 development of lumateperone for the treatment of agitation in patients with dementia, including AD. Our ITI-007-201 trial is a Phase 3 multi-center, randomized, double-blind, placebo-controlled clinical trial in patients with a clinical diagnosis of probable AD and clinically significant symptoms of agitation. In this trial, approximately 360 patients are planned to be randomized to receive 9 mg ITI-007 or placebo in a 1:1 ratio orally once daily for four weeks. This study includes a single interim analysis reviewed by an independent data monitoring committee, which will be used to assess the assumptions of variability and effect size. The primary efficacy measure is the Cohen-Mansfield Agitation Inventory—Community version, or CMAI-C. The CMAI-C is a well-validated 37-item scale that measures the ability of a drug to reduce overall frequency of agitation symptoms, including aggressive behaviors. Individual items are rated by an expert clinician on a scale of 1 to 7 in which a score of 7 represents the most frequent for each item assessed. The key secondary efficacy measure is CGI-S. Other exploratory secondary endpoints include measures of other behavioral disturbances associated with dementia. Safety and tolerability are also assessed in the trial. Subject to timely patient enrollment, we expect that the outcome of the interim analysis for this trial will be available in the second half of 2018.

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

We are advancing our development program to evaluate lumateperone for the treatment of MDD, including the evaluation of a rapid onset of action. In previous studies schizophrenia patients with co-morbid depression experienced improvements in depressive symptoms. Additionally, recent preclinical data support the potential for rapid-acting antidepressant effects. We plan to initiate a late stage clinical program of lumateperone in depressive disorders in 2018.

Within the lumateperone portfolio, we are also developing a long-acting injectable formulation to provide more treatment options to patients suffering from mental illness. Given the encouraging tolerability data to date with oral lumateperone, we believe that a long-acting injectable (“LAI”) option, in particular, may lend itself to being an important formulation choice for patients.

Given the potential utility for lumateperone and follow-on compounds to treat these additional indications, we may investigate, either on our own or with a partner, agitation, aggression and sleep disturbances in additional diseases that include autism spectrum disorders, depressive disorder, intermittent explosive disorder, non-motor symptoms and motor complications associated with Parkinson’s disease, and post traumatic stress disorder. We hold exclusive, worldwide commercialization rights to lumateperone and a family of compounds from Bristol-Myers Squibb Company pursuant to an exclusive license.

Other Product Candidates

We have a second major program called ITI-002 that has yielded a portfolio of compounds that selectively inhibits the enzyme phosphodiesterase type 1, or PDE1. On February 25, 2011, we (through our wholly owned operating subsidiary, ITI) and Takeda Pharmaceutical Company Limited, or Takeda, entered into a license and collaboration agreement, or the Takeda License Agreement, under which we agreed to collaborate to research, develop and commercialize our proprietary compound ITI-214 and other selected compounds that selectively inhibit PDE1 for use in the prevention and treatment of human diseases. On October 31, 2014, we entered into an agreement with Takeda terminating the Takeda License Agreement, or the Termination Agreement, pursuant to which all rights granted under the Takeda License Agreement were returned to us. On September 15, 2015, Takeda completed the transfer of the Investigational New Drug application, or IND, for ITI-214 to us. We believe ITI-214 is the first compound in its class to successfully advance through Phase 1 clinical trials. We intend to pursue the development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, including cardiovascular disease. Following the positive safety and tolerability results in our Phase 1 program, we have initiated our development program for ITI-214 for Parkinson’s disease and commenced patient enrollment in the third quarter of 2017 in a Phase 1/2 clinical trial of ITI-214 in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints. We anticipate top-line results from this trial will be available in the second half of 2018. In addition, we plan to initiate a randomized, double-blind, placebo-controlled study of escalating single doses of ITI-214 to evaluate safety and hemodynamic effects in patients with systolic heart failure in the first quarter of 2018.

Our pipeline also includes preclinical programs that are focused on advancing drugs for the treatment of schizophrenia, Parkinson’s disease, AD and other neuropsychiatric and neurodegenerative disorders. We are also investigating the development of treatments for disease modification of neurodegenerative disorders and non-CNS diseases, including our ITI-333 development program. ITI-333 is designed as a potential treatment for substance use disorders, pain and psychiatric comorbidities including depression and anxiety. There is a pressing need to develop new drugs to treat opioid addiction and safe, effective, non-addictive treatments to manage pain. We believe the potential exists for ITI-333 to address these challenges. In preclinical studies, ITI-333 functions as a partial agonist at mu opiate receptors, attenuating the behavioral effects of morphine while displaying full analgesic efficacy that is reversible by the mu opiate antagonist, naloxone. ITI-333 also acts as a 5-HT2A antagonist with interactions at D1 receptors. Preclinical safety studies are currently ongoing. If successfully translated to humans, this unique pharmacological profile may yield clinical utility for the treatment of substance use disorders and pain.

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

Our corporate headquarters and laboratory are located at 430 East 29th Street, New York, New York 10016, and our telephone number is (646) 440-9333. We also have an office in Towson, Maryland. We maintain a website at www.intracellulartherapies.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the SEC will be available free of charge through the Investors section of our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

Our Strategy

Our goal is to discover and develop novel small molecule therapeutics for the treatment of CNS diseases and other diseases in order to improve the lives of people suffering from such illnesses. Using our key understanding of intracellular signaling, we seek to accomplish our goal, using our in-house expert drug discovery and clinical development teams, in two ways:

•	we seek to have the capability to develop first-in-class medications with novel mechanisms that have the potential to treat CNS diseases and other diseases for which there are no previously marketed drugs; and

•	we seek to develop drugs that either can differentiate themselves in competitive markets by addressing aspects of CNS diseases and other diseases which are not treated by currently marketed drugs or can be effective with fewer side effects.

The key elements of our strategy are to:

•	complete the development of lumateperone for its lead indication, treatment of schizophrenia, and for additional neuropsychiatric indications, such as bipolar disorder, behavioral disturbances in dementia, including AD, and residual symptoms in schizophrenia;

•	expand the commercial potential of lumateperone by investigating its usefulness in additional neurological areas, such as autism spectrum disorder, and in additional neuropsychiatric indications, such as sleep disorders associated with neuropsychiatric and neurological disorders and major depressive disorder;

•	continue to develop PDE inhibitor compounds, such as ITI-214, for the treatment of CNS and other disorders; and

•	advance earlier stage product candidates in our pipeline, such as ITI-333, for substance use disorders, pain and psychiatric comorbidities including depression and anxiety.

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

During the years ended December 31, 2017 and 2016, we incurred approximately $79.4 million and $93.8 million in research and development expenses, respectively.

Given the nature of our research and development and business activities, we do not expect that compliance with federal, state and local environmental laws will result in material costs or have a significant negative effect on our operations.

Disease and Market Overview

Our programs for small molecule therapeutics are designed to address various CNS and other diseases that we believe are underserved or unmet by currently available therapies and that represent large potential commercial market opportunities for us. Background information on the diseases and related commercial markets that may be addressed by our programs is set forth below.

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

The market for AD therapeutics is categorized into two segments: acetylcholinesterase inhibitors and NMDA receptor antagonists, which include Aricept®, Namenda® / Ebixa® and Exelon®. Therapeutics used to treat AD had global sales of $4.9 billion in 2015.

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

Parkinson’s disease is the second most common neurodegenerative disorder after AD. According to the National Parkinson Foundation, about 1 million people in the United States and approximately 10 million people worldwide suffer from this disease. Parkinson’s disease is more common in people over 60 years of age, and the prevalence of this disease is expected to increase significantly as the average age of the population increases. Parkinson’s disease patients are commonly treated with dopamine replacement therapies, such as levodopa, commonly referred to as L-DOPA, which is metabolized to dopamine, and dopamine agonists, which are molecules that mimic the action of dopamine. Sales of therapeutics such as L-DOPA and dopamine agonists used to treat the motor symptoms of the disease reached $2.3 billion in 2013.

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

Depression

Major depressive disorder, or MDD, is a brain disorder that can be associated with symptoms of sadness, hopelessness, helplessness, feelings of guilt, irritability, loss of interest in formerly pleasurable activities, cognitive impairment, disturbed sleep patterns, and suicide ideation or behavior. Different people may experience different symptoms, but everyone with major depression experiences symptoms that are severe enough to interfere with everyday functioning, such as the ability to concentrate at work or school, social interactions, eating and sleeping. Sometimes the depressive episode can be so severe it is accompanied by psychosis (hallucinations and delusions). According to the National Institute of Mental Health, approximately 7% of adults experience MDD each year. Worldwide sales of antidepressant drugs reached $9.5 billion in 2015. The antidepressant market is primarily composed of selective serotonin reuptake inhibitors such as Lexapro® (marketed by Forest Laboratories and Lundbeck) and selective norepinephrine reuptake inhibitors, or SNRIs, such as Cymbalta® (marketed by Eli Lilly). Antipsychotics such as Seroquel® (marketed by Astrazeneca) and Abilify® (marketed jointly by Bristol-Myers Squibb and Otsuka Pharmaceutical) are also used as adjunctive treatments with antidepressant treatment. The National Institute of Mental Health-funded Sequenced Treatment Alternatives to Relieve Depression, or STAR*D, study showed that only one-third of treated patients experience complete remission of depressive symptoms. Nearly two-thirds of patients were considered treatment-resistant.

Our Clinical Programs

Our pipeline includes two product candidates in clinical development and product candidates in preclinical testing. We believe that our product candidates offer innovative therapeutic approaches and may provide significant advantages relative to current therapies. The following table summarizes our product candidates and programs:

OUR THERAPEUTIC PIPELINE

Lumateperone Program

Our lead product candidate, lumateperone, possesses mechanisms of action that, we believe, may represent an effective treatment across multiple therapeutic indications. In the third quarter of 2016, we completed the second Phase 3 trial for the treatment of schizophrenia. In our preclinical and clinical trials to date, lumateperone combines potent serotonin 5-HT2A receptor antagonism, dopamine receptor phosphoprotein modulation, or DPPM, glutamatergic modulation, and serotonin reuptake inhibition into a single drug candidate for the treatment of acute and residual schizophrenia. At dopamine D2 receptors, lumateperone has been demonstrated to have dual properties and to act as both a pre-synaptic partial agonist and a post-synaptic antagonist. Lumateperone has also been demonstrated to have affinity for dopamine D1 receptors and indirectly stimulate phosphorylation of glutamatergic NMDA NR2B, or GluN2B, receptors in a mesolimbic specific manner, resulting in enhanced glutamatergic function through both NDMA and AMPA current. We believe that this regional selectivity in brain areas thought to mediate the efficacy of antipsychotic drugs, together with serotonergic, glutamatergic, and dopaminergic interactions, may result in efficacy for a broad array of symptoms associated with schizophrenia. The serotonin reuptake inhibition potentially allows for antidepressant activity in the treatment of schizoaffective disorder, other disorders with co-morbid depression, and/or as a stand-alone treatment for MDD. We believe lumateperone may also be useful for the treatment of bipolar disorder and other psychiatric and neurodegenerative disorders, particularly behavioral disturbances associated with dementia, autism, and other CNS diseases.

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

In December 2013, we announced that topline results from the ITI-007-005 study indicated that lumateperone (ITI-007 60 mg) met the trial’s pre-specified primary endpoint, improving symptoms associated with schizophrenia as measured by a statistically significant and clinically meaningful decrease in the PANSS total score. The trial also met key secondary outcome measures related to efficacy on PANSS subscales and safety.

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

As part of our ongoing dialogue with the FDA regarding our lumateperone development program in schizophrenia, we requested guidance from the FDA on the acceptability of the two positive well controlled clinical trials we have conducted (Study ITI-007-005 and Study ITI-007-301), with supportive evidence from Study ITI-007-302, as the basis for the submission of an NDA, for the treatment of schizophrenia. In connection with this request we provided extensive information and data analyses to the FDA relating to the three studies. The FDA has confirmed that the results of Study ITI-007-302 do not preclude us from submitting an NDA based on the efficacy studies we have conducted to date. We believe our schizophrenia clinical development program collectively provides evidence of the efficacy and safety of lumateperone for the treatment of schizophrenia.

In addition, the FDA had raised questions relating to certain findings observed in nonclinical toxicology studies of lumateperone in an animal species and requested additional information to confirm that the nonclinical findings are not indicative of a safety risk associated with long term exposure in humans. The data we presented supports the position that there are significant species differences in the metabolism of lumateperone. Based on the FDA’s agreement that we presented adequate data indicating that the toxicity seen in the animal species is not relevant to humans, we have proceeded with our long-term safety study of lumateperone in patients with schizophrenia. We have completed patient enrollment in our long-term safety study and clinical conduct is ongoing. Further, based on feedback from the FDA, we have incorporated additional monitoring in our long-term safety study for metabolites seen in animal species but not seen to date in humans, and also will continue to monitor for toxicities in our nonclinical studies. With over 2,000 people exposed to date, lumateperone has been well-tolerated with a safety profile similar to placebo.

In November 2017, we announced that the FDA has granted Fast Track designation for lumateperone for the treatment of schizophrenia. We requested Fast Track designation for lumateperone based on clinical evidence that lumateperone has the potential to address the unmet medical need for the treatment of schizophrenia with significant improvements on several clinically significant safety parameters, including with respect to metabolic, motor and cardiovascular issues associated with many currently available antipsychotic agents. The FDA’s Fast Track designation is designed to facilitate the development and expedite the review of drug candidates to treat serious and life-threatening conditions. Fast Track designation may allow for more frequent meetings and communications with the FDA to discuss a drug candidate’s development plans and review process. Drug candidates with Fast Track designation may also qualify for priority review to expedite the FDA review process, if relevant criteria are met.

We intend to submit an NDA for lumateperone for the treatment of schizophrenia by mid-2018. We have a pre-NDA meeting scheduled to be held in March of 2018 with the FDA to discuss this submission. In addition to our pre-NDA meeting, additional meetings with the FDA may be requested, as needed, to discuss in greater detail our plans for schizophrenia, and other elements of our regulatory strategy, including additional therapeutic indications, as the program progresses. Our clinical plans may change based on any discussions with the FDA, the relative success and cost of our research, preclinical and clinical development programs, whether we are able to enter into future collaborations, and any unforeseen delays or cash needs. If the FDA does not agree with our clinical development plans for lumateperone, our development of lumateperone may be delayed and the costs of our development of lumateperone could increase, which would have a material adverse effect on our business, financial condition and results of operations.

We are also developing long acting injectable formulations of ITI-007 for the treatment of schizophrenia. This is a preclinical stage development program.

PET study of lumateperone in patients with stable schizophrenia

On September 16, 2015, we announced top line data from an open-label PET study of lumateperone examining brain occupancy of striatal D2 receptors. This study was conducted in patients diagnosed with schizophrenia who were otherwise healthy and stable with respect to their psychosis. After washout from their previous antipsychotic medication for at least two weeks, PET was used to determine target occupancy in brain regions at baseline (drug-free) and again after two weeks of once daily lumateperone oral administration. In this trial, the 60 mg dose of ITI-007 was associated with a mean of approximately 40% striatal dopamine D2 receptor occupancy. As predicted by preclinical and earlier clinical data, lumateperone demonstrated antipsychotic effect at relatively low striatal D2 receptor occupancy, lower than the occupancy range required by most other antipsychotic drugs. Unlike any existing schizophrenia treatment, this dopamine receptor phosphoprotein modulator, or DPPM, acts as a pre-synaptic partial agonist and post-synaptic antagonist at D2 receptors. We believe this mechanism likely contributes to the favorable safety profile of lumateperone, with reduced risk for hyperprolactinemia, akathisia, extrapyramidal symptoms, and other motoric side effects.

Open-label safety switching study

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

Our bipolar depression program consists of three Phase 3 multi-center, randomized, double-blind, placebo-controlled clinical trials. In the ITI-007-401 and the ITI-007-404 trials, lumateperone is being evaluated as a monotherapy and in the ITI-007-402 trial, lumateperone is being evaluated as an adjunctive therapy with lithium or valproate. All three trials are evaluating lumateperone in patients with a clinical diagnosis of Bipolar I or Bipolar II disorder and who are experiencing a current major depressive episode. In the ITI-007-401 and the ITI-007-402 trials, patients are randomized to receive one of three treatments: 60 mg ITI-007, 40 mg ITI-007, or placebo in a 1:1:1 ratio orally once daily for 6 weeks. In the ITI-007-404 trial, patients are randomized to receive 60 mg ITI-007 or placebo in a 1:1 ratio orally once daily for 6 weeks. In the ITI-007-401 and the ITI-007-404 trials, patients receive lumateperone or placebo as a monotherapy. In the ITI-007-402 trial, patients receive lumateperone or placebo adjunctive to their existing mood stabilizer lithium or valproate. In each of these trials, we are employing a number of strategies designed to ensure we recruit appropriately diagnosed patients in an effort to reduce the risk of a high placebo response. We anticipate top-line results from the ITI-007-401 trial will be available in the second half of 2018 and top-line results from the ITI-007-004 trial will be available in 2019. Subject to the outcomes of these trials, we expect to file an NDA for bipolar depression in the second half of 2019. In connection with the global strategy of this program we are adding sites outside the U.S. to the ITI-007-402 trial and we expect to provide anticipated timelines for this trial after completing the expansion.

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

In the second quarter of 2016, we initiated Phase 3 development of lumateperone for the treatment of agitation in patients with dementia, including AD. Our ITI-007-201 trial is a Phase 3 multi-center, randomized, double-blind, placebo-controlled clinical trial in patients with a clinical diagnosis of probable AD and clinically significant symptoms of agitation. In this trial, approximately 360 patients are planned to be randomized to receive 9 mg ITI-007 or placebo in a 1:1 ratio orally once daily for four weeks. This study includes a single interim analysis reviewed by an independent data monitoring committee, which will be used to assess the assumptions of variability and effect size. The primary efficacy measure is the Cohen-Mansfield Agitation Inventory—Community version, or CMAI-C. The CMAI-C is a well-validated 37-item scale that measures the ability of a drug to reduce overall frequency of agitation symptoms, including aggressive behaviors. Individual items are rated by an expert clinician on a scale of 1 to 7 in which a score of 7 represents the most frequent for each item assessed. The key secondary efficacy measure is the CGI-S. Other exploratory secondary endpoints include measures of other behavioral disturbances associated with dementia. Safety and tolerability are also assessed in the trial. Subject to timely patient enrollment, we expect that the outcome of the interim analysis for this trial will be available in the second half of 2018.

Lumateperone for the treatment of sleep disturbances associated with neurologic and psychiatric disorders

A Phase 2 double-blind, placebo controlled cross-over clinical trial conducted in 19 patients with primary insomnia with disturbed sleep maintenance at low doses of lumateperone was completed in 2008 in Europe. The primary outcome measure was slow wave sleep as determined by polysomnography. Lumateperone demonstrated a dose-related statistically significant increase in slow wave sleep. Secondary measures were consistent with improvement of sleep maintenance in patients with primary insomnia, indicated by decreased waking after sleep onset, increased total sleep time, and no increase in latency to sleep onset. At these low doses, lumateperone did not induce sleep, but rather helped maintain sleep once sleep had been initiated. In addition, lumateperone was not associated with next day cognitive impairment, or “hang-over” effects. We believe that lumateperone may be particularly useful in the treatment of sleep disorders that accompany neuropsychiatric and neurologic disorders, including schizophrenia, autism spectrum disorder, or ASD, Parkinson’s disease and dementia. Previous work has suggested that selective 5-HT2A receptor antagonists increase deep, slow wave sleep in both humans and animals. We believe, however, that other neuropharmacological mechanisms, in addition to 5-HT2A receptor antagonism, such as engaging some dopamine modulation, may be beneficial for the successful treatment of sleep maintenance insomnia, or SMI, in humans. We believe that lumateperone represents a new approach to the treatment of sleep maintenance insomnia because of its unique pharmacology and neuropharmacological interactions beyond selective 5-HT2A receptor antagonism. We believe that lumateperone offers a potentially new approach to the treatment of sleep maintenance disorders, particularly in those disorders that accompany neuropsychiatric and neurologic disorders. Many of these disorders are accompanied by profound sleep deficits, which impair daytime functioning including cognition, exacerbate disease symptoms and increase the cost of care. We are presently exploring clinical designs to incorporate the examination of sleep disturbances in one or more of these indications. There is no assurance that any such design would be sufficient for an FDA approval for this indication.

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

Lumateperone for the treatment of depression and other mood disorders

As a potent 5-HT2A receptor antagonist and serotonin reuptake inhibitor, we believe that lumateperone could improve symptoms of depression with fewer side effects than selective serotonin reuptake inhibitors, or SSRIs. Dopamine modulation by lumateperone may reduce irritability and aggression that can accompany many mood disorders. Lumateperone, as a standalone agent, indirectly enhances glutamatergic neurotransmission through both AMPA and NMDA channels in the prefrontal cortex via lumateperone’s dopamine D1 receptor activation. Lumateperone also activates key proteins in the mTOR pathway similar to ketamine which has shown rapid antidepressant effects, yet lumateperone has not been associated with ketamine-like safety concerns. As such, lumateperone may be effective for the treatment of mood disorders including MDD, posttraumatic stress disorder and intermittent explosive disorder and we are currently advancing our development program to evaluate lumateperone for the treatment of MDD, including the evaluation of a rapid onset of action. We plan to initiate a late stage clinical program of lumateperone in depressive disorders in 2018.

ITI-002 (PDE1) Program

We have a second major program called ITI-002 that has yielded a portfolio of compounds that selectively inhibits the enzyme phosphodiesterase type 1, or PDE1. In addition, PDE1 inhibitors may have utility in treating non-CNS disorders. On February 25, 2011, we (through our wholly owned operating subsidiary, ITI) and Takeda Pharmaceutical Company Limited, or Takeda, entered into a license and collaboration agreement, or the Takeda

License Agreement, under which we agreed to collaborate to research, develop and commercialize our proprietary compound ITI-214 and other selected compounds that selectively inhibit PDE1 for use in the prevention and treatment of human diseases. Takeda conducted four Phase 1 studies. A single rising dose study was conducted in the U.S. in healthy male and female, Japanese and non-Japanese volunteers. In a second U.S. study, ITI-214 was administered once daily over 14 days to healthy volunteers and patients with stable schizophrenia. In a third study, conducted in Japan, ITI-214 was administered for seven days at multiple rising oral doses in both male and female healthy volunteers. A fourth study compared the relative bioavailability of oral formulations of ITI-214 used in all previous studies to an immediate-release tablet, either with or without food in healthy volunteers. In these studies, ITI-214 demonstrated a favorable safety profile and was generally well-tolerated across a broad range of doses both in healthy volunteers and in patients with schizophrenia with a pharmacokinetic profile that supports once daily dosing. We believe ITI-214 is the first compound in its class to successfully advance through Phase 1 clinical trials. On October 31, 2014, we entered into an agreement with Takeda terminating the Takeda License Agreement, or the Termination Agreement, pursuant to which all rights granted under the Takeda License Agreement were returned to us. On September 15, 2015, Takeda completed the transfer of the IND for ITI-214 to us. We intend to pursue the development of our PDE program, including ITI-214, for the treatment of several CNS and non-CNS conditions, including cardiovascular disease. Following the positive safety and tolerability results in our Phase 1 program, we initiated our development program for ITI-214 for Parkinson’s disease and commenced patient enrollment in the third quarter of 2017 in a Phase 1/2 clinical trial of ITI-214 in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints. We anticipate top-line results from this trial will be available in the second half of 2018. In addition, we plan to initiate a randomized, double-blind, placebo-controlled study of escalating single doses of ITI-214 to evaluate safety and hemodynamic effects in patients with systolic heart failure in the first quarter of 2018.

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

ITI-333 Program

ITI-333 is a pre-clinical stage development program. ITI-333 is designed as a potential treatment for substance use disorders, pain and psychiatric comorbidities including depression and anxiety. There is a pressing need to develop new drugs to treat opioid addiction and safe, effective, non-addictive treatments to manage pain. We believe the potential exists for ITI-333 to address these challenges. In preclinical studies, ITI-333 functions as a partial agonist at mu opiate receptors, attenuating the behavioral effects of morphine while displaying full analgesic efficacy that is reversible by the mu opiate antagonist, naloxone. ITI-333 also acts as a 5-HT2A antagonist with interactions at D1 receptors. Preclinical safety studies are currently ongoing. If successfully translated to humans, this unique pharmacological profile may yield clinical utility for the treatment of substance use disorders and pain.

Intellectual Property

Our Patent Portfolio

As of February 1, 2018, we owned or controlled approximately 105 patent families filed in the United States and other major markets worldwide, including approximately 83 issued or allowed U.S. patents, 27 pending U.S. patent applications, 216 issued or allowed foreign patents and 184 pending foreign patent applications, directed to novel compounds, formulations, methods of treatment, synthetic methods, and platform technologies.

Our ITI-007 program on novel compounds for neuropsychiatric and neurodegenerative diseases includes patents exclusively in-licensed from Bristol-Myers Squibb on families of compounds, including the ITI-007 lead molecule. We have extensively characterized this lead and filed additional patent applications on polymorphs, pharmaceutical formulations, new indications, improved methods of manufacture, metabolites, derivatives, and structurally related novel compounds. As of February 1, 2018, our ITI-007 program consisted of approximately 30 patent families that we own or control, filed in the United States and other major markets, including 27 issued or allowed U.S. patents, 10 pending U.S. patent applications, 116 issued or allowed foreign patents and 63 pending foreign patent applications. Patent protection for ITI-007 thus includes:

Summary Description of Patent or Patent Application	United States or Foreign Jurisdiction	Expiration Date
Base ITI-007 Patent	Granted: United States, JP, EP (AT, BE, CH, DE, ES, FR, GB, IE, IT, LU, MC)	June 15, 2025 (including regulatory extensions; additional Orange Book-listable protection to 2034; does not include expected 6 month extension in US for pediatric studies)

Supplemental ITI-007 Patent	Granted: US, EP (AT, BE, BG, CH, CZ, DE, DK, EE, ES, FI, FR, GB, GR, HR, HU, IE, IT, LT, LU, LV, NL, NO, PL, PT, RO, SE, SI, SK, TR), AU, CA, CN, KR, JP and MX;	December 1, 2029 (US; does not include expected 6 month extension for pediatric studies); March 12, 2029 (ex-US)

Pending in IL, IN

ITI-007 Dosage Patents	Granted: US, AU, CN, JP, MX Pending: US (continuation), CA, CN (divisional), EP, IN, KR, MX (divisional)	December 28, 2029 (US); May 27, 2029 (ex-US)

Patents for Additional Indications	Granted or pending in US, EP, JP, and other countries	2033-2034

Our program on PDE1 inhibitors for cognition, dopamine-mediated and other disorders, includes patent protection for the lead molecule, ITI-214, as well as a wide range of filings on other proprietary compounds and indications. The ITI-214 lead molecule has composition of matter protection to 2029, with possible extensions and additional Orange Book-listable protection to 2034. Additionally, we expect to have data exclusivity in the European Union for up to 11 years from commercial launch. We are also evaluating potential follow-on compounds for ITI-214 which would have patent protection beyond 2030.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of any of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredient, or API, and finished product for our preclinical research and clinical trials, including the Phase 3 trials for lumateperone for the treatment of schizophrenia, bipolar depression and behavioral disturbances associated with dementia, including AD. We believe that we would be able to contract with other third-party contract manufacturers to obtain API if our existing sources of API were no longer available, but there is no assurance that API would be available from other third-party manufacturers on acceptable terms, on the timeframe that our business would require, or at all.

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

Even if we are successful in developing our product candidates, the resulting products would compete with a variety of established drugs in the areas of our targeted CNS therapeutic indications. Our potential products for the treatment of schizophrenia and bipolar disorder would compete with, among other branded products including, Latuda®, marketed by Sunovion, Rexulti® marketed by Otsuka Pharmaceutical, VRAYLAR®, marketed by Allergan, Saphris® marketed by Allergan and Fanapt®, marketed by Vanda Pharmaceuticals. In addition, our product candidates, if approved, will compete with, among other generic antipsychotic products, aripiprazole, haloperidol, paliperidone, risperidone, quetiapine/XR, olanzapine and clozapine.

In addition, the companies described above and other competitors may have a variety of drugs in development or be awaiting FDA approval that could reach the market and become established before we have a product to sell. Our competitors may also develop alternative therapies that could further limit the market for any drugs that we may develop. Many of our competitors are using technologies or methods different or similar to ours to identify and validate drug targets and to discover novel small molecule drugs. Many of our competitors and their collaborators have significantly greater experience than we do in the following:

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

Drug Approval Process. None of our drug product candidates may be marketed in the United States until the drug has received FDA approval. Such approval can take many years to obtain and may be rejected by the FDA at a number of steps. The steps required before a drug may be marketed in the United States generally include the following:

•	completion of extensive preclinical laboratory tests, animal studies, and formulation studies in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each proposed indication;

•	submission to the FDA of an NDA after completion of all clinical trials;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the API and finished drug product are produced and tested to assess compliance with current Good Manufacturing Practices, or cGMPs;

•	satisfactory completion of FDA inspections of clinical trial sites to assure that data supporting the safety and effectiveness of product candidates has been generated in compliance with Good Clinical Practices; and

•	FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.

Preclinical tests include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the conduct of the trial, such as whether human research subjects will be exposed to an unreasonable health risk. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. The FDA, sponsor or an Institutional Review Board, or IRB, may place a study on hold at any time during development.

Clinical trials involve administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be provided to the FDA as part of a separate submission to the IND. Further, an IRB, for each medical center proposing to conduct the clinical trial, must review and approve the study protocol and informed consent information for study subjects for any clinical trial before it commences at that center, and the IRB must monitor the study until it is completed. There are also requirements governing reporting of on-going clinical trials and clinical trial results to public registries. Study subjects must sign an informed consent form before participating in a clinical trial.

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

Assuming successful completion of the required clinical testing, the results of preclinical studies and of clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. An NDA must be accompanied by a significant user fee, which is waived for the first NDA submitted by a qualifying small business. The NDA is subject to a sixty day acceptance period, and if sufficiently complete to permit substantive review, will be filed by FDA at the end of that period. For NDAs that are assigned a standard review designation, the FDA’s goal is to complete its review ten months from the date the FDA files the NDA and, for priority review of those NDAs, six months from the date FDA files the NDA. These goals can be extended by the FDA through requests for additional information from the sponsor.

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

Before approving an NDA, the FDA inspects the facility or the facilities at which the drug and/or its active pharmaceutical ingredient is manufactured and will not approve the product unless the manufacturing is in compliance with cGMPs. If the FDA evaluates the NDA and the manufacturing facilities are deemed acceptable, the FDA may issue an approval letter, or in some cases a Complete Response Letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of NDA approval, the FDA may require post-marketing testing and surveillance to monitor the drug’s safety or efficacy, or impose other conditions. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or additional clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials is not always conclusive and the FDA may interpret data differently than we or our collaborators interpret data. Alternatively, the FDA could also approve the NDA with a Risk Evaluation and Mitigation Strategy to mitigate risks of the drug, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. Once the FDA approves a drug, the FDA may withdraw product approval if on-going regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase 4 clinical trials, and surveillance programs to monitor the safety effects of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs or other information.

Post-Approval Requirements. After a drug has been approved by the FDA for sale, the FDA may require that certain post-approval requirements be satisfied, including the conduct of additional clinical trials. In addition, certain changes to an approved product, such as adding new indications, making certain manufacturing changes, or making certain additional labeling claims, are subject to further FDA review and approval. Before a company can market products for additional indications, it must obtain additional approvals from the FDA, typically through the submission and approval of a supplemental NDA. Obtaining approval for a new indication generally requires that additional clinical trials be conducted. A company cannot be sure that any additional approval for new indications for any product candidate will be approved on a timely basis, or at all.

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

Patent Term Restoration and Marketing Exclusivity. Depending upon the timing, duration and specifics of FDA approval of the use of our drugs, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the extension must be requested prior to expiration of the patent. Also, the approval must be the first permitted commercial marketing or use of the active ingredient under the relevant provision of law. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA.

Data and market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct, or obtain a right of reference to all of the preclinical studies, adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. The FDCA also provides seven years of market exclusivity for a drug designated for a rare disease or condition (e.g., a disease or condition that affects less than 200,000 people in the U.S.). The exclusivity prohibits the approval of the same drug for the same disease or condition, unless there is a showing of clinical superiority.

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

Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the health care system in ways that could significantly affect our future business. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, or collectively, the ACA, enacted in March 2010, substantially changed the way health care is financed by both governmental and private insurers. Certain legislative changes to and regulatory changes under the ACA have occurred in the 115th United States Congress and under the Trump Administration. For instance, the Bipartisan Budget Act of 2018 increased the ACA required manufacturer point-of-sale discount from 50% to 70% off the negotiated price for Medicare Part D beneficiaries during their coverage gap period beginning in 2019. Further legislative changes to and regulatory changes under the ACA remain possible. We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that may be charged for any of our product candidates, if approved.

Sales and Marketing

The FDA, in conjunction with the U.S. Federal Trade Commission, or FTC, regulates all advertising and promotion activities for products under FDA’s jurisdiction prior to and after approval, including standards and regulations for direct-to-consumer advertising, dissemination of off-label information, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new or supplemental NDA, which may require us to collect additional data or conduct additional preclinical studies and clinical trials. Failure to comply with applicable FDA requirements may subject a company to adverse publicity, enforcement action by the FDA, corrective advertising, consent decrees and the full range of civil and criminal penalties available to the FDA.

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

At such time as we market, sell and distribute any products for which we obtain marketing approval, it is possible that our business activities could be subject to scrutiny and enforcement under one or more federal or state health care fraud and abuse laws and regulations. These fraud and abuse laws include:

•	The federal Anti-Kickback Law, which prohibits, among other things, knowingly or willingly offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any health care items or service for which payment may be made, in whole or in part, by federal health care programs such as Medicare and Medicaid;

•	The federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government;

•	The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, or knowingly and willfully making false statements relating to healthcare matters;

•	The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain pharmaceutical manufacturers to engage in extensive tracking of payments and other transfers of value to physicians and teaching hospitals, and to submit such data to the Centers for Medicare and Medicaid Studies (“CMS”), which will then make all of this data publicly available on the CMS website; and

•	Analogous state laws and regulations, including state anti-kickback and false claims laws, which may apply to items or services reimbursed under Medicaid and other state programs or, in several states, apply regardless of the payer, as well as other state laws that require pharmaceutical companies to report expenses related to the marketing and promotion of pharmaceutical products, prohibit certain gifts or payments to health care providers in the state, and/or require pharmaceutical companies to implement compliance programs or marketing codes of conduct.

Violations of fraud and abuse laws may be punishable by significant criminal and/or civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal health care programs (including Medicare and Medicaid) and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties also may be imposed upon executive officers and employees, including criminal sanctions against executive officers under the so-called “responsible corporate officer” doctrine, even in situations where the executive officer did not intend to violate the law and was unaware of any wrongdoing. Given the penalties that may be imposed on companies and individuals if convicted, allegations of such violations often result in settlements even if the company or individual being investigated admits no wrongdoing. Settlements often include significant civil sanctions, including fines and civil monetary penalties, and corporate integrity agreements. If the government was to allege or convict us or our executive officers, employees or consultants of violating these laws, our business could be harmed. In addition, private individuals have the ability to bring similar actions under some of the fraud and abuse laws described above. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and extensive enforcement of them by law enforcement authorities. Further, federal and state laws that require manufacturers to make reports on pricing and marketing information could subject us to penalty provisions.

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

Employees

As of February 15, 2018, we employed 49 employees all of whom were full-time. We consider our relations with our employees to be good. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. We anticipate hiring additional employees for research and development, clinical and regulatory affairs, general and administrative and commercial related activities over the next few years. In addition, we intend to use clinical research organizations and third parties to perform our clinical studies and manufacturing.

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

Risks Related to Our Business

We have never generated revenue from product sales and do not expect to do so until at least 2019, if ever.

Our ability to generate revenue from product sales and achieve profitability depends on our ability to successfully complete the development of and obtain regulatory approvals necessary to commercialize lumateperone and our other product candidates. We have a limited operating history on which to evaluate our business and prospects. To date, we have not generated any product revenues from our product candidates currently in development. We cannot guarantee that any of our product candidates currently in development will ever become marketable products.

We must demonstrate that our product candidates satisfy rigorous standards of safety and efficacy for their intended uses before the FDA and other regulatory authorities in the European Union and elsewhere will approve them for commercialization. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or other regulatory authorities for premarket approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives.

Our lead product candidate, lumateperone, is in Phase 3 clinical development as a novel treatment for schizophrenia, bipolar depression and agitation associated with dementia, including AD. In September 2016, we announced top-line results from the second Phase 3 clinical trial (ITI-007-302) of lumateperone for the treatment of patients with schizophrenia. In this trial, neither dose of lumateperone separated from placebo on the primary endpoint, change from baseline on the PANSS total score, in the pre-defined patient population. While the FDA has confirmed that the results of Study ITI-007-302 do not preclude us from submitting an NDA based on the efficacy studies we have conducted to date, including the two positive well controlled clinical trials we have conducted (Study ITI-007-005 and Study ITI-007-301), with supportive evidence from Study ITI-007-302, there can be no assurance that any NDA that we submit to the FDA will be acceptable to or approved by the FDA or that, if approved, we will be able to successfully commercialize lumateperone for the treatment of patients with schizophrenia. In addition, in response to questions raised by the FDA relating to certain findings observed in nonclinical toxicology studies of lumateperone in an animal species, based on feedback from the FDA, we have incorporated additional monitoring in our long-term safety study for metabolites seen in animal species but not seen to date in humans, and also will continue to monitor for toxicities in our nonclinical studies. If we are unable to complete our long-term safety study or the results of our long-term safety study do not demonstrate the safety and tolerability of long-term use of lumateperone, we may not be able to file an NDA for lumateperone for a chronic condition such as schizophrenia.

Our bipolar depression program consists of three Phase 3 multi-center, randomized, double-blind, placebo-controlled clinical trials. In the ITI-007-401 and the ITI-007-404 trials, lumateperone is being evaluated as a monotherapy and in the ITI-007-402 trial, lumateperone is being evaluated as an adjunctive therapy with lithium or valproate. All three trials are evaluating lumateperone in patients with a clinical diagnosis of Bipolar I or Bipolar II disorder and who are experiencing a current major depressive episode. We have also initiated Phase 3 development of lumateperone for the treatment of agitation in patients with dementia, including AD. Our ITI-007-201 trial is a Phase 3 multi-center, randomized, double-blind, placebo-controlled clinical trial in patients with a clinical diagnosis of probable AD and clinically significant symptoms of agitation.

In addition, we intend to pursue the development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, including cardiovascular disease. Following the positive safety and tolerability results in our Phase 1 program, we have initiated our development program for ITI-214 for Parkinson’s disease.

We cannot be certain that the clinical development of these or any other drug candidates in preclinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues from our product candidates currently in development, if any, will be derived from sales of drugs that will not become marketable until at least 2019, if at all.

There is no guarantee that our planned clinical trials for lumateperone will be successful.

The historical rate of failures for product candidates in clinical development and late-stage clinical trials is high. While we will need to successfully complete our long-term safety study and we may be required to conduct further clinical trials in patients with schizophrenia, and we plan to conduct further clinical trials in other indications beyond schizophrenia, there is no guarantee that we will have the same level of success in these trials as we have had in certain of our earlier clinical trials, or be successful at all.

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

If we do not successfully complete clinical development of lumateperone, we will be unable to market and sell products derived from it and to generate product revenues. Even though we have successfully completed certain clinical trials for lumateperone in patients with schizophrenia, those results are not necessarily predictive of results of future trials that may be needed before we may submit an NDA to the FDA for the initial or other future indications. Of the vast number of drugs in development, only a small percentage result in the submission of an NDA to the FDA, and even less result in the NDA ultimately being approved by the FDA for commercialization.

The FDA may ultimately determine that our Phase 3 clinical trials and non-clinical studies, even if certain of the trials are successfully completed, are not sufficient for regulatory approval. If we are required to conduct additional clinical trials and non-clinical studies, our development of lumateperone for schizophrenia will be more time-consuming and costly than we presently anticipate, which would have a material adverse effect on our business, results of operations, financial condition and cash flows.

The FDA may not agree with our belief that the lumateperone late-stage clinical development program, including two large, well-controlled positive studies (a Phase 2 and a Phase 3) and supportive evidence from a second Phase 3 study, collectively provide evidence of the efficacy and safety of lumateperone for the treatment of schizophrenia. In addition, the FDA may not agree with one or more aspects of our clinical trial designs, including the duration of the trials, clinical endpoints, controls, dose ranges, collection of safety data, or adequacy of our non-clinical studies. If we submit an NDA and the FDA does not agree with our clinical and non-clinical designs, or our interpretations of the data from such studies, our development of lumateperone in schizophrenia and other indications may be delayed, and we may incur additional costs and devote additional resources to address any concerns the FDA may have. In addition, we may be required to conduct additional clinical trials or studies, which could result in additional delays and costs.

There is no assurance that we will complete the other clinical and non-clinical studies within the timeframes and the costs that we currently expect, or at all, or in a manner that is acceptable to the FDA. Any delays or unplanned costs resulting from our Phase 3 clinical trials of lumateperone in schizophrenia may have a material adverse effect on our business, results of operations, financial condition and cash flows. Even if we eventually submit an NDA and receive approval of lumateperone, the FDA may grant approval contingent on the performance of costly additional post-approval clinical trials. The FDA may also approve lumateperone for a more limited indication or a narrower patient population than we originally requested, and the FDA may not approve the labeling that we believe is necessary or desirable for the successful commercialization of lumateperone or our other product candidates. Any delay in obtaining, or inability to obtain, applicable regulatory approval for lumateperone would delay or prevent commercialization of lumateperone and would materially adversely impact our business, results of operations, financial condition and cash flows.

If we are unable to complete our long-term safety study or the results of our long-term safety study do not demonstrate the safety and tolerability of long-term use of lumateperone, we may not be able to file an NDA for lumateperone for a chronic condition such as schizophrenia.

The FDA had raised questions relating to certain findings observed in nonclinical toxicology studies of lumateperone in an animal species and requested additional information to confirm that the nonclinical findings are not indicative of a safety risk associated with long term exposure in humans. The data we presented supports the position that there are significant species differences in the metabolism of lumateperone. Based on the FDA’s agreement that we presented adequate data indicating that the toxicity seen in the animal species is not relevant to humans, we have proceeded with our long-term safety study of lumateperone in patients with schizophrenia. We have completed patient enrollment in our long-term safety study and clinical conduct is ongoing. Further, based on feedback from the FDA, we have incorporated additional monitoring in our long-term safety study for metabolites seen in animal species but not seen to date in humans, and also will continue to monitor for toxicities in our nonclinical studies. The results of the long-term safety study will be required to support an NDA approval for a chronic condition such as schizophrenia. If we are unable to complete our long-term study or the results of our long-term safety study do not demonstrate the safety and tolerability of long-term use of lumateperone, we may not be able to file an NDA for lumateperone for a chronic condition such as schizophrenia. Any failure to complete our long-term safety study or to file an NDA for lumateperone for schizophrenia or any other chronic condition would have a significant adverse effect on our business.

We expect our net losses to continue for at least several years and are unable to predict the extent of future losses or when we will become profitable, if ever.

We have experienced significant net losses since our inception. As of December 31, 2017, we had an accumulated deficit of approximately $407.2 million. We expect to incur net losses over the next several years as we advance our programs and incur significant clinical development costs. We have not received, and do not expect to receive until at least 2019, any revenues from the commercialization of our product candidates. Substantially all of our revenues to date were from our license and collaboration agreement with Takeda and our agreements with various U.S. governmental agencies and other parties, including our research and development grants. In October 2014, we entered into the Takeda Termination Agreement, which terminated our license and collaboration agreement with Takeda, pursuant to which all rights with respect to ITI-214 that we previously granted to Takeda were returned to us. We will not, therefore, receive any further milestone payments from

Takeda and we cannot be certain that we will enter into additional collaboration agreements. To obtain revenues from our product candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents and investment securities totaled $464.3 million at December 31, 2017. While we believe that our existing cash, cash equivalents and investment securities, together with interest on cash balances, will be sufficient to fund our operating expenses and capital expenditure requirements through the middle of 2020, the amount and timing of our actual expenditures will depend upon numerous factors, including the ongoing status of our planned NDA submission for lumateperone in patients with schizophrenia and the results of our long-term safety study of lumateperone in patients with schizophrenia; the ongoing status of our Phase 3 clinical trials of lumateperone in patients with bipolar depression and dementia, including AD; the continued development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions; and our other planned clinical and non-clinical trials. We may require additional funds to obtain regulatory approval for lumateperone for patients with behavioral disturbances associated with dementia, including AD. Furthermore, we anticipate that we will need to secure additional funding to obtain regulatory approval for lumateperone in patients with dementia, including AD, for further development of lumateperone in other programs including in patients with depressive disorders and other indications, and for development of our other product candidates. If the FDA requires that we perform additional preclinical studies or clinical trials, or we experience delays or other setbacks in our clinical trials, our expenses would further increase beyond what we currently expect and the anticipated timing of any potential NDA would likely be delayed.

With the remaining proceeds from our public offerings in September 2015 and October 2017, we intend to fund the following: the initiation of other planned clinical and non-clinical trials, including manufacturing, in connection anticipated regulatory approval of lumateperone in patients with schizophrenia and other potential additional indications; pre-launch activities for lumateperone for the treatment of schizophrenia and, if it receives regulatory approval, to fund our initial commercialization efforts; the completion of our clinical trials of lumateperone in bipolar disorder as a monotherapy and as an adjunctive therapy with lithium or valproate; clinical trials of lumateperone for the treatment of behavioral disturbances in dementia, including AD; preclinical and clinical development of our ITI-007 long acting injectable development program; other clinical trials of lumateperone; the continued clinical development of our PDE1 program, including ITI-214; and research and preclinical development of our other product candidates and the continuation of manufacturing activities in connection with the development of lumateperone. The remaining proceeds, if any, will be used to fund new and ongoing research and development activities, new business opportunities, general corporate purposes, including general and administrative expenses, capital expenditures and working capital. Accordingly, we will continue to require substantial additional capital beyond the net proceeds from these offerings to continue our clinical development and commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	whether the FDA ultimately determines that our Phase 3 clinical trials and non-clinical studies of lumateperone are or are not sufficient for regulatory approval of lumateperone for the treatment of schizophrenia;

•	the progress in, and the costs of, our preclinical studies and clinical trials and other research and development programs;

•	the scope, prioritization and number of our research and development programs;

•	the ability of any future collaborators and us to reach the milestones, and other events or developments, triggering payments under any future collaboration agreements or to otherwise make payments under such agreements;

•	our ability to enter into new, and to maintain any existing, collaboration and license agreements;

•	the extent to which any future collaborators are obligated to reimburse us for clinical trial costs under any future collaboration agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for clinical or commercial production;

•	the costs of preparing applications for regulatory approvals for our product candidates;

•	the costs of preparing for and establishing, or contracting for, sales and marketing capabilities if we obtain regulatory clearances to market our product candidates; and

•	the costs associated with litigation.

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

Our management has significant flexibility in applying our cash resources, including the net proceeds from our public offerings completed in February 2014, March 2015, September 2015 and October 2017, and could use these resources for corporate purposes that do not increase our market value, or in ways with which our stockholders may not agree. We may use our cash resources for corporate purposes that do not yield a significant return or any return at all for our stockholders, which could adversely affect our future growth prospects.

We may encounter substantial delays in our clinical trials for lumateperone or we may fail to demonstrate safety and efficacy to the satisfaction of the FDA.

Before obtaining marketing approval from the FDA for the sale of lumateperone, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the drug candidate for its proposed indications. Clinical trials are time-consuming, expensive and unpredictable processes that can be subject to delays. It may take several years to complete the preclinical testing and clinical development necessary to commercialize a drug, and delays or failure can occur at any stage. Interim results of clinical trials do not necessarily predict final results, and success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials.

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

Additionally, the FDA may not agree with our belief that the lumateperone late-stage clinical development program collectively provide evidence of the efficacy and safety of lumateperone for the treatment of schizophrenia, which may require us to conduct additional trials, which would be expensive and time-consuming, would delay our ability to file an NDA with the FDA, and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Finally, if the FDA determines that a drug may present a risk of substance abuse, it can recommend to the Drug Enforcement Administration that the drug be scheduled under the Controlled Substances Act. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for our product candidates would delay commercialization of our product candidates, and severely harm our business, results of operations, financial condition and cash flows.

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

If we are unable to receive the required regulatory approvals, secure our intellectual property rights, minimize the incidence of any adverse side effects or fail to compete with our competitors’ products, our business, financial condition, cash flows and results of operations could be materially and adversely affected.

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

We will need to manage our operations and facilities effectively in order to advance our drug development programs (including lumateperone and ITI-214), facilitate any future collaborations, and pursue other development activities. It is possible that our infrastructure may be inadequate to support our future efforts and growth. In particular, we may have to develop information technology systems and internal sales, marketing, and distribution capabilities if we decide to market any drug that we may successfully develop. We may not successfully manage our operations and, accordingly, may not achieve our research, development, and commercialization goals.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals in recent years to change the health care system in ways that could impact our ability to sell our products profitably. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, or collectively, ACA, became law in the United States. The ACA substantially changed the way health care is financed by both governmental and private insurers and significantly affects the health care industry. Among the provisions of ACA of importance to our potential product candidates are the following:

•	imposition of an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government health care programs;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23% and 13% of the average manufacturer price for most branded and generic drugs, respectively;

•	expansion of health care fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	a Medicare Part D coverage gap discount program, in which manufacturers agreed to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

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

Some of the details regarding the implementation of the ACA are yet to be determined and, at this time, it remains unclear what the full effect that the ACA will have on our business. Moreover, certain legislative changes to and regulatory changes under the ACA have occurred in the 115th United States Congress and under the Trump Administration. For instance, the Bipartisan Budget Act of 2018 increased the ACA required manufacturer point-of-sale discount from 50% to 70% off the negotiated price for Medicare Part D beneficiaries during their coverage gap period beginning in 2019. Further legislative changes to and regulatory changes under the ACA remain possible. We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that may be charged for any of our product candidates, if approved.

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

We expect that the ACA, in its current form or as it may be amended, as well as other health care reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other health care reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any products for which we receive regulatory approval.

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

As of December 31, 2017, we had net operating loss carryforwards, or NOLs, of approximately $131.1 million, which are available to reduce any future federal and state taxable income and will begin to expire in the year 2034. The use of our NOLs may be restricted due to changes in our ownership, including as a result of our public offerings.

Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, substantial changes in our ownership may limit the amount of NOLs and tax credit carryforwards that could be utilized annually in the future to offset taxable income.

For the year ended December 31, 2017, we performed a Section 382 ownership analysis and determined that no ownership change occurred (within the meaning of Section 382 of the Code) as a result of our public offering in 2017. Our previous ownership analysis, through December 31, 2015, reflected an ownership change occurred as a result of our 2015 public offerings. Based on the analysis performed, however, we do not believe that the Section 382 annual limitation will impact our ability to utilize the tax attributes that existed as of the date of the ownership change in a material manner. If we experience an ownership change in the future, the tax benefits related to the NOLs and tax credit carryforwards may be further limited or lost.

In September 2016, we licensed certain intellectual property rights to our wholly-owned subsidiary, ITI Limited, which was formed in the third quarter of 2016. The costs to develop, test, manufacture and perform other activities related to the ITI-007 program will be the responsibility of ITI Limited and will be incurred outside of the United States. Therefore, the majority of expected losses that we incur during the next several years will not result in additional NOLs in the U.S. to be carried forward and used against future net income of the U.S. operations.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act,” or TCJA, that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under TCJA we revalued the ending net deferred tax assets at December 31, 2017 and given we are still subject to a valuation allowance did not recognize any tax expense (related to such reduced tax rate) in our consolidated statement of income for the year ended December 31, 2017. See income tax section below for further discussion. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform is uncertain and could be adverse. This report does not discuss any such tax legislation or the manner in which it might affect holders of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers, viruses, breaches, interruptions due to employee error, malfeasance or other disruptions, lapses in compliance with privacy and security mandates, or damage from natural disasters, terrorism, war and telecommunication and electrical failures. Any such event could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as HIPPA, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, any of which could adversely affect our business. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, there can be no assurance that we will promptly detect any such disruption or security breach, if at all. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

Risks Related to the Transfer of Certain Intellectual Property Rights to our Foreign Subsidiary

We may need to utilize all of our available net operating losses, and we may be subject to additional income taxes in connection with our transfer of certain intellectual property rights to our foreign subsidiary.

In September 2016, we licensed certain intellectual property rights to our wholly-owned Bermuda subsidiary, ITI Limited for $125 million and other consideration. The fair value of the intellectual property rights were determined by an independent third party. The proceeds from this license represented a prior year gain for U.S. tax purposes which was offset partially by prior year losses. However, the Internal Revenue Service, or the IRS, could challenge the valuation of the intellectual property rights and assess a greater valuation, which would require us to utilize a portion, or all, of our available NOLs at such time. If an IRS valuation exceeds our available NOLs, we could incur additional income taxes in the future. Our ability to use our NOLs is generally subject to the limitations of IRS Section 382, as well as expiration of federal and state net operating loss carryforwards.

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

For example, our potential products for the treatment of schizophrenia and bipolar disorder would compete with, among other branded products including, Latuda®, marketed by Sunovion, Rexulti® marketed by Otsuka Pharmaceutical, VRAYLAR®, marketed by Allergan, Saphris® marketed by Allergan and Fanapt®, marketed by Vanda Pharmaceuticals. In addition, our product candidates, if approved, will compete with, among other generic antipsychotic products, aripiprazole, haloperidol, paliperidone, risperidone, quetiapine/XR, olanzapine and clozapine.

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

During the year ended December 31, 2017, the price per share of our common stock on the Nasdaq Global Select Market has ranged from a high of $22.67 to a low of $7.85. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.

In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	timing and announcement of regulatory developments, submissions and approvals or preliminary, interim or final results of clinical trials;

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;

•	announcements of medical innovations or new products or product candidates by our competitors;

•	issuance of new or changed securities analysts’ reports or recommendations for our stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	market conditions in the biopharmaceutical industry;

•	any future sales of our common stock or other securities in connection with raising additional capital or otherwise;

•	any major change to the composition of our board of directors or management; and

•	general economic conditions and slow or negative growth of our markets.

The stock market in general, and market prices for the securities of biotechnology companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, such as the purported class action lawsuits brought against us and certain of our executive officers in May 2017, consolidated in July 2017 and voluntarily dismissed in November 2017, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.

Raising additional capital may cause dilution to existing stockholders, restrict our operations or require us to relinquish rights.

We will need to satisfy our future cash needs through public or private sales of our equity securities, sales of debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of our product candidates and technology and, to a lesser extent, grant funding. We filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on September 14, 2016, on which we registered for sale up to $350 million of any combination of our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine. On October 2, 2017 and October 5, 2017, we completed our public offering of approximately $172 million of shares of our common stock registered on the universal shelf registration statement and received net proceeds of approximately $162 million, after deducting underwriting discounts and commissions and estimated offering expenses. After the public offering in October 2017, approximately $178 million of securities remain available for issuance under this shelf registration statement. This registration statement will remain in effect for up to three years from the date it was declared effective. In addition, we are a “well known seasoned issuer”, which allows us to file an automatically effective shelf registration statement on Form S-3, which would allow us to offer and sell our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or grant licenses on terms that are not favorable to us.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. The description of our Business set forth in Item 1, the Risk Factors set forth in this Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 as well as other sections in this report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:

•	the accuracy of our estimates regarding expenses, future revenues, uses of cash, cash equivalents and investment securities, capital requirements and the need for additional financing;

•	the initiation, cost, timing, progress and results of our development activities, preclinical studies and clinical trials;

•	the timing of and our ability to obtain and maintain regulatory approval, or submit an application for regulatory approval, of our existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates;

•	our plans to research, develop and commercialize our current and future product candidates;

•	our collaborators’ election to pursue research, development and commercialization activities;

•	our ability to obtain future reimbursement and/or milestone payments from our collaborators;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our ability to obtain and maintain intellectual property protection for our product candidates;

•	our ability to successfully commercialize our product candidates;

•	the size and growth of the markets for our product candidates and our ability to serve those markets;

•	the rate and degree of market acceptance of any future products;

•	the success of competing drugs that are or become available;

•	regulatory developments in the United States and other countries;

•	the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials;

•	our ability to obtain additional financing;

•	our use of the proceeds from our securities offerings;

•	any restrictions on our ability to use our net operating loss carryforwards;

•	our exposure to investment risk, interest rate risk and capital market risk; and

•	our ability to attract and retain key scientific or management personnel.

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

Our headquarters are located at 430 East 29th Street, New York, New York 10016, where we occupy approximately 16,753 square feet of useable office and laboratory space. The term of the lease, as amended, expires January 31, 2027. We also lease office space in Towson, Maryland on a yearly basis.

Item 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NasdaqGlobal Select Market under the symbol “ITCI.” The high and low sales prices per share of our common stock as reported by Nasdaq for each quarter during the fiscal years ended December 31, 2017 and 2016 are set forth below:

Year Ended December 31, 2017	High	Low
First Quarter	$17.59	$10.43
Second Quarter	$17.08	$7.85
Third Quarter	$22.67	$10.25
Fourth Quarter	$17.19	$13.93

Year Ended December 31, 2016	High	Low
First Quarter	$55.35	$22.41
Second Quarter	$42.03	$27.13
Third Quarter	$45.20	$14.44
Fourth Quarter	$17.00	$10.80

Stockholders

As of February 28, 2018, we had 54,680,452 outstanding shares of common stock and no outstanding shares of preferred stock. As of February 28, 2018, there were approximately 110 holders of record of our outstanding shares of common stock.

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

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 2017. The selected financial data for each of the five years in the period ended December 31, 2017 have been derived from our audited consolidated financial statements. The consolidated balance sheets as of December 31, 2017 and 2016 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the report thereon, are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

	2017	2016	2015	2014	2013
Statements of Operations:
Revenues:
License and collaboration revenue	$—	$—	$30,659	$547,546	$2,737,002
Grant revenue	245,837	330,702	60,705	29,755	—

Total Revenues	245,837	330,702	91,364	577,301	2,737,002
Costs and expenses:
Research and development	79,419,009	93,831,530	87,718,074	21,226,345	23,027,578
General and administrative	23,666,957	24,758,063	18,187,286	10,337,679	5,976,276

Total costs and expenses	103,085,966	118,589,593	105,905,360	31,564,024	29,003,854
Loss from operations	(102,840,129)	(118,258,891)	(105,813,996)	(30,986,723)	(26,266,852)
Interest income	(4,005,864)	(2,935,077)	(1,022,455)	(303,936)	(29,617)
Interest expense	—	36,781	—	7,073	612,963
Income tax (benefit) expense	(1,060,851)	1,065,673	1,600	1,600	18,000

Net Loss	$(97,773,414)	$(116,426,268)	$(104,793,141)	$(30,691,460)	$(26,868,198)

Net Loss per common share:
Basic	$(2.12)	$(2.69)	$(2.91)	$(1.07)	$(1.56)
Diluted	$(2.12)	$(2.69)	$(2.91)	$(1.07)	$(1.56)
Weighted average number of common shares:
Basic	46,181,926	43,240,188	36,069,237	28,650,067	17,260,768
Diluted	46,181,926	43,240,188	36,069,237	28,650,067	17,260,768

	December 31,
	2017	2016	2015	2014	2013
Balance Sheet data:
Cash and cash equivalents	$37,790,114	$48,642,225	$47,159,303	$61,325,044	$35,150,924
Total assets	471,486,699	388,903,495	484,103,528	131,111,769	38,449,312
Total liabilities	17,049,738	13,400,956	7,860,617	10,557,064	6,834,037
Accumulated deficit	(407,248,780)	(309,475,366)	(193,049,098)	(88,255,957)	(57,564,497)
Total stockholders’ equity	454,436,961	375,502,539	476,242,911	120,554,705	31,615,275

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the notes to those statements appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the Risk Factors set forth in Item 1A of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company focused on the discovery and clinical development of innovative, small molecule drugs that address underserved medical needs in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system, or CNS. Lumateperone (also known as ITI-007) is our lead product candidate with mechanisms of action that, we believe, may represent an effective treatment across multiple therapeutic indications. In our preclinical and clinical trials to date, lumateperone combines potent serotonin 5-HT2A receptor antagonism, dopamine receptor phosphoprotein modulation, or DPPM, glutamatergic modulation, and serotonin reuptake inhibition into a single drug candidate for the treatment of acute and residual schizophrenia and for the treatment of bipolar disorder, including bipolar depression. At dopamine D2 receptors, lumateperone has been demonstrated to have dual properties and to act as both a pre-synaptic partial agonist and a post-synaptic antagonist. Lumateperone has also been demonstrated to have affinity for dopamine D1 receptors and indirectly stimulate phosphorylation of glutamatergic NMDA GluN2B receptors in a mesolimbic specific manner. We believe that this regional selectivity in brain areas thought to mediate the efficacy of antipsychotic drugs, together with serotonergic, glutamatergic, and dopaminergic interactions, may result in efficacy for a broad array of symptoms associated with schizophrenia and bipolar disorder with improved psychosocial function. The serotonin reuptake inhibition potentially allows for antidepressant activity in the treatment of schizoaffective disorder, other disorders with co-morbid depression, and/or as a stand-alone treatment for MDD. We believe lumateperone may also be useful for the treatment of other psychiatric and neurodegenerative disorders, particularly behavioral disturbances associated with dementia, autism, and other CNS diseases. Lumateperone is in Phase 3 clinical development as a novel treatment for schizophrenia, bipolar depression and agitation associated with dementia, including AD.

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

We have a second major program called ITI-002 that has yielded a portfolio of compounds that selectively inhibits the enzyme phosphodiesterase type 1, or PDE1. ITI-214 is our lead compound in this program. We believe ITI-214 is the first compound in its class to successfully advance into Phase 1 clinical trials. We intend to pursue the development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, including cardiovascular disease.

Our pipeline also includes preclinical programs that are focused on advancing drugs for the treatment of schizophrenia, Parkinson’s disease, AD and other neuropsychiatric and neurodegenerative disorders. We are also investigating the development of treatments for disease modification of neurodegenerative disorders and non-CNS diseases.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.

Revenues

We have not generated any revenue from product sales to date and we do not expect to generate revenues from product sales until at least 2019, if ever. Our revenues for the years ended December 31, 2017 and 2016 have been from a government grant. We have received and may continue to receive grants from U.S. government agencies and foundations.

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

Our ITI-002 program has a compound, ITI-214, in Phase 1 development. We intend to pursue the development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, including cardiovascular disease. We have initiated our development program for ITI-214 for Parkinson’s disease and commenced patient enrollment in the third quarter of 2017 in a Phase 1/2 clinical trial of ITI-214 in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints. we plan to initiate a randomized, double-blind, placebo-controlled study of escalating single doses of ITI-214 to evaluate safety and hemodynamic effects in patients with systolic heart failure in the first quarter of 2018. Our other projects are still in the preclinical stages, and will require extensive funding not only to complete preclinical testing, but to enter into and complete clinical trials. Expenditures that we incur on these projects will be subject to availability of funding in addition to the funding required for the advancement of lumateperone. Any failure or delay in the advancement of lumateperone could require us to re-allocate resources from our other projects to the advancement of lumateperone, which could have a significant material adverse impact on the advancement of these other projects and on our results of operations. Our operating expenses are comprised of (i) research and development expenses and (ii) general and administrative expenses. Our research and development costs are comprised of:

•	internal recurring costs, such as labor and fringe benefits, materials and supplies, facilities and maintenance costs; and

•	fees paid to external parties who provide us with contract services, such as preclinical testing, manufacturing and related testing, clinical trial activities and license milestone payments.

General and administrative expenses are incurred in four major categories:

•	salaries and related benefit costs;

•	patent, legal, professional costs;

•	pre-commercialization costs; and

•	office and facilities overhead.

We expect that research and development expenses will increase significantly as we proceed with our Phase 3 clinical trials of lumateperone for the treatment of bipolar disorder and for the treatment of agitation in patients with dementia, including AD, and as we proceed with increased manufacturing of drug product for clinical trials and pre-commercialization testing. We also expect that our general and administrative costs will increase from prior periods primarily due to costs to perform pre-product commercialization activities and the increased costs associated with being a public reporting entity, which could include hiring additional personnel. We granted options to purchase 982,993 shares of our common stock in 2017 and have granted options to purchase an additional 651,569 shares of our common stock in January 2018. We also granted time based restricted stock units, or RSUs, for 154,922 of our common stock in 2017 and time based RSUs for 475,820 shares of our common stock in January 2018. We will recognize expense associated with these RSUs and options over the next three years in both research and development expenses and general and administrative expenses. In the first quarter of 2017, we also granted performance based RSUs, which vest based on the achievement of certain milestones that include (i) the submission of a new drug application with the FDA, (ii) the approval of the NDA by the FDA, or the Milestone RSU grants, and (iii) the achievement of certain comparative shareholder returns against our peers, or the TSR RSU grants. The Milestone RSU grants were valued at the closing price on March 8, 2017. The RSUs related to the NDA submission will be amortized through December 31, 2018 based on the probable vesting date. The amortization of the expenses of the RSUs related to the approval of the NDA will commence if and when the filing has been approved through the last day of the calendar year in which the milestone is achieved. The TSR RSU grants were valued using the Monte Carlo Simulation method and will be amortized over the life of the RSU agreements which ends December 31, 2019. The Milestone RSU grants and the TSR RSU grants are target based and the ultimate awards, if attained, could be the target amount or higher or lower than the target amount, depending on the timing or achievement of the goal. We expect this non-cash expense to be substantial and affect quarter to quarter and year to date comparisons in the upcoming year. We expect to continue to grant stock options and other stock-based awards in the future, which will increase our stock-based compensation expense in future periods.

The following table sets forth our revenues, operating expenses, interest income, net and income tax (benefit) expenses for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Revenues	$246	$330	$91
Expenses
Research and Development	79,419	93,831	87,718
General and Administrative	23,667	24,758	18,187

Total costs & expenses	103,086	118,589	105,905

Loss from operations	(102,840)	(118,259)	(105,814)
Interest income, net	(4,006)	(2,898)	(1,022)
Income tax (benefit) expense	(1,061)	1,065	1

Net Loss	$(97,773)	$(116,426)	$(104,793)

Comparison of Years Ended December 31, 2017 and December 31, 2016

Revenues

Revenues decreased for the year ended December 31, 2017 as compared to the year ended December 31, 2016 by approximately $84 thousand, or 26%, due to a government grant that was completed in the fourth quarter of 2017. We do not expect to have any significant grants in the future.

Research and Development Expenses

Research and development expenses decreased for the year ended December 31, 2017 as compared to the year ended December 31, 2016 by approximately $14.4 million, or 15%. This change is due primarily to a decrease of approximately $11.4 million in clinical trials related costs, a decrease of approximately $4.6 million in non-clinical costs, and a decrease of approximately $3.2 million of costs associated with manufacturing. These decreases in 2017 are offset in part by an increase of approximately $2.3 million of labor related costs. For the year ended December 31, 2016, the majority of the $93.8 million in research and development costs was related to the second Phase 3 trial of lumateperone in patients with schizophrenia and to a lesser extent the Phase 3 trials of lumateperone in patients with bipolar depression and the Phase 3 trial of lumateperone for the treatment of agitation in patients with dementia, including AD, other supporting trials for lumateperone and costs for manufacturing lumateperone. For the year ended December 31, 2017, the majority of the $79.4 million in research and development costs was related to clinical trial costs of lumateperone in patients with schizophrenia and to a lesser extent the Phase 3 trials of lumateperone in patients with bipolar depression, the Phase 3 trial of lumateperone for the treatment of agitation in patients with dementia, including AD, and costs for manufacturing lumateperone. Amounts paid to external parties comprised most of our research and development costs. For the year ended December 31, 2017, we incurred approximately $64.3 million of costs to external parties who manufactured, tested and performed clinical trial related activities as compared to $81.1 million for the year ended December 31, 2016. Of these external costs, approximately $60.1 million for the year ended December 31, 2017 and approximately $80.6 million in the year ended December 31, 2016 were for lumateperone related projects. The remaining external costs for each of these periods were spent on other projects. Internal costs are comprised primarily of labor, fringe benefits, materials, stock-based compensation, supplies and facilities and maintenance costs and were approximately $15.1 million and $12.7 million for the years ended December 31, 2017 and 2016, respectively.

As development of lumateperone progresses, we anticipate costs for the lumateperone program to increase due primarily to ongoing and planned clinical trials in next several years as we conduct Phase 3 and other clinical trials. We are also required to complete non-clinical testing to obtain FDA approval and manufacture material needed for clinical trial use, which includes non-clinical testing of the drug product and the creation of an inventory of drug product in anticipation of possible FDA approval. We also expect to incur costs in preparing and filing a New Drug Application (NDA) with the FDA and to incur milestone payments under our licensing agreement with BMS.

As of December 31, 2017, we employed 32 full time personnel in our research and development group as compared to 28 full time personnel in our research and development group at December 31, 2016. We expect to hire additional staff as we increase our development efforts and grow our business in the upcoming years.

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

General and Administrative Expenses

General and administrative expenses decreased for the year ended December 31, 2017 as compared to the year ended December 31, 2016 by approximately $1.1 million, or 4.4%, primarily due to a decrease of approximately $1.5 million of marketing and consulting costs in 2017 compared to 2016, offset by higher capital tax expense in 2017. Salaries, bonuses, share based compensation and related benefit costs for our executive, finance and administrative functions for the years ended December 31, 2017 and 2016 were approximately 62% and 61%, respectively, of our total general and administrative costs. Our other general and administrative expenses include patent costs and other professional fees and, to a lesser extent, general office-related overhead.

We expect general and administrative costs to increase significantly as we hire additional staff and expand our operations, including preparation for potential commercial activities.

Interest Income

Interest income has increased to approximately $4.0 million from $2.9 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This increase is primarily a result of higher than average cash balances and rising interest rates in 2017 as compared to 2016. The higher balances in 2017 were primarily due to the net offering proceeds of $162.1 million that we received in October 2017 and is offset partially by the $80.5 million of cash and investments utilized in 2017.

Income Taxes

In September 2016, the Company licensed certain intellectual property rights to its wholly-owned subsidiary, ITI Limited, which was formed in the third quarter of 2016. Although the license of intellectual property rights did not result in any gain or loss in the consolidated statements of operations, the transaction generated taxable net income in the U.S in 2016. We utilized a portion of our available federal and state net operating loss carryforwards to offset the majority of this net income but incurred approximately $1.1 million of alternative minimum tax related to intercompany transactions that were treated as tax expense in our consolidated statement of operations in 2016. In December 2017 the Tax Cuts and Jobs Act law was passed which will allow the Company to receive a refund in future periods for these taxes paid. The Company therefore has recognized a current period benefit of approximately $1.1 million for these taxes.

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

General and Administrative Expenses

General and administrative expenses increased for the year ended December 31, 2016 as compared to the year ended December 31, 2015 by approximately $6.6 million, or 36%, primarily due to approximately $4.1 million of higher stock option expense and to a lesser extent to commercial development, rent, accounting, legal, and labor costs. Salaries, bonuses, share based compensation and related benefit costs for our executive, finance and administrative functions for the years ended December 31, 2016 and 2015 were approximately 61% and 59%, respectively, of our total general and administrative costs. Our other general and administrative expenses included patent costs and other professional fees and, to a lesser extent, general office-related overhead.

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

Liquidity and Capital Resources

Through December 31, 2017, we provided funds for our operations by obtaining approximately $879.6 million of cash primarily through public and private offerings of our common stock and other securities, grants from government agencies and foundations and payments received under the terminated Takeda License Agreement. We do not believe that grant revenue will be a significant source of funding in the near future. On March 11, 2015, we completed a public offering of 5,411,481 shares of our common stock for aggregate gross proceeds of approximately $129.9 million and net proceeds of approximately $121.8 million. On September 28, 2015, we completed an additional public offering of 7,935,000 shares of our common stock for aggregate gross proceeds of approximately $345.2 million and net proceeds of approximately $327.4 million.

On October 2, 2017, we completed a public offering of 9,677,419 shares of our common stock for aggregate gross proceeds of approximately $150 million and net proceeds of approximately $140.6 million. On October 5,

2017, the underwriters exercised in full their option to purchase an additional 1,451,613 shares. All of the shares in the offering were sold by the Company, with gross proceeds to the Company of approximately $172 million from the offering of an aggregate of 11,129,032 shares and net proceeds of approximately $162 million, after deducting underwriting discounts, commissions and estimated offering expenses.

As of December 31, 2017, we had a total of approximately $464.3 million in cash and cash equivalents and available-for-sale investment securities, and approximately $14.2 million of short-term liabilities consisting entirely of liabilities from operations. We spent approximately $85.2 million in cash for operations and equipment. This total does not include an offset for $4.0 million of interest income received. This use of cash was primarily for conducting clinical trials and non-clinical testing, including manufacturing related activities and funding recurring operating expenses. We increased working capital by approximately $77.3 million for the year ended December 31, 2017 primarily as a result of the public offering in October of 2017.

For the year 2018, subject to the timing of clinical trials, regulatory activities, manufacturing, precommercial and other development activities, we expect to spend between $180 million and $200 million. We expect these expenditures to be due primarily to the development of lumateperone in patients with schizophrenia, behavioral disturbances in dementia, bipolar disorder and depressive disorders, our ITI-007 long acting injectable development program through pre-clinical and early clinical development, research and preclinical development of our other product candidates, including ITI-214, the continuation of manufacturing activities in connection with the development of lumateperone, recurring expenses and costs to produce, develop and validate materials to be used in clinical and non-clinical studies related to lumateperone, and expenses associated with our other development programs, pre-commercialization activities and general operations. We expect that cash expenditures beyond 2018 will at least remain at the 2018 projected level of spending or increase moderately as we further expand the lumateperone clinical stage programs, the ITI-007 long acting injectable development program through pre-clinical and early clinical development, our ITI 214 clinical stage development programs, research and preclinical development of our other product candidates; the continuation of manufacturing, pre-commercial activities in connection with the development of lumateperone and the early stage pre-commercial launch activities for lumateperone. We believe that our existing cash and cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through the middle of 2020.

We will require significant additional financing in the future to continue to fund our operations. We believe that we have the funding in place to complete the additional clinical and non-clinical trials, manufacturing and pre-commercialization activities needed for potential regulatory approval and commercialization of lumateperone in patients with schizophrenia. With the remaining proceeds from our public offerings in March and September 2015 and October 2017, we believe that we have the funds to complete our ongoing clinical trials of lumateperone in bipolar disorder as a monotherapy and as an adjunctive therapy with lithium or valproate and our ongoing clinical trial of ITI-007 for the treatment of agitation in patients with dementia, including AD. We also plan to fund additional clinical trials of lumateperone for the treatment of behavioral disturbances in dementia; preclinical and clinical development of ITI-007 long acting injectable development program; additional clinical trials of lumateperone; continued clinical development of our PDE program, including ITI-214; research and preclinical development of our other product candidates; and the continuation of manufacturing activities in connection with the development of lumateperone. We anticipate requiring additional funds to obtain regulatory approval for lumateperone in patients with dementia, including AD, for further development of lumateperone in patients with bipolar disorder, depressive disorders and other indications, and for development of our other product candidates. We have incurred losses in every year since inception with the exception of 2011, when we received an up-front fee and a milestone payment related to the Takeda License Agreement. These losses have resulted in significant cash used in operations. For the year ended December 31, 2017, we used net cash in operating activities and purchases of equipment of approximately $85.2 million. This total does not include an offset for $4.0 million of interest income received. While we have several research and development programs underway, the lumateperone program has advanced the furthest and will continue to consume increasing amounts of cash for conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct the activities necessary to pursue FDA approval of lumateperone and our other product candidates, we expect the amount of cash to be used to fund operations to increase over the next several years.

With the termination of the Takeda License Agreement in October 2014, we are responsible for the costs of developing ITI-214. On September 15, 2015, Takeda completed the transfer of the IND for ITI-214 to us. We intend to pursue the development of our PDE1 program, including ITI-214 for the treatment of several CNS and non-CNS conditions. We anticipate a moderate increase in our operating expenses related to our PDE development programs. Following the positive safety and tolerability results in our Phase 1 program, we have initiated our development program for ITI-214 for Parkinson’s disease and commenced patient enrollment in the third quarter of 2017 in a Phase 1/2 clinical trial of ITI-214 in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints. We also plan to initiate a randomized, double-blind, placebo-controlled study of escalating single doses of ITI-214 to evaluate safety and hemodynamic effects in patients with systolic heart failure in the first quarter of 2018. We expect these expenses to increase for 2018 and beyond.

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

In 2014, we entered into a long-term lease, which was amended in December 2015, for 16,753 square feet of useable laboratory and office space located at 430 East 29th Street, New York, New York 10016. Due to the amortization of total lease payments, we have recognized $3.0 million of deferred rent through the end of 2017. We occupied these facilities as our headquarters in March 2015, replacing our previous laboratories and offices. The lease, as amended, has a term of 12 years. We expect that our facility related costs will increase moderately from year to year as a result of leasing this facility

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

Total contractual obligations as of December 31, 2017 are summarized in the following table (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligations	$14,956	$1,457	$3,046	$3,232	$7,221

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of expenses for the periods presented. Judgments must also be made about the disclosure of contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management makes estimates and exercises judgment in stock-based compensation and clinical trial accruals. Actual results may differ from those estimates and under different assumptions or conditions.

We believe that the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of our financial statements:

Research and Development

Except for payments made in advance of services, we expense our research and development costs as incurred. For payments made in advance, we recognize research and development expense as the services are rendered. Research and development costs primarily consist of salaries and related expenses for personnel and resources and the costs of clinical trials. Other research and development expenses include preclinical analytical testing, manufacturing of drug product, outside services, providers, materials and consulting fees.

Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information provided to us by its vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development expense, as the case may be.

As part of the process of preparing its financial statements, we are required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the clinical trial as measured by subject progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, we adjust its clinical expense recognition if actual results differ from its estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations, clinical sites and other third-party vendors. Although we do not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2017 and 2016, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Stock-Based Compensation

Share-based payments are accounted for in accordance with the provisions of ASC Topic 718, Compensation—Stock Compensation. The fair value of share-based payments is estimated, on the date of grant, using the Black-Scholes-Merton model (the “Black-Scholes Model”). The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the option.

For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. Share-based compensation expense recognized in the statements of operations for the years ended December 31, 2017, 2016 and 2015 is based on share-based awards ultimately expected to vest.

We utilize the Black-Scholes Model for estimating fair value of its stock options granted. Option valuation models, including the Black-Scholes Model, require the input of subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility and the expected life of the award.

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

The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have not paid dividends to its stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. Therefore, we have assumed an expected dividend rate of zero.

Prior to January 1, 2014, at which time there was no active market for our common stock, the exercise price of the stock options on the date of grant was determined and approved by the board of directors using several factors, including progress and milestones achieved in our business development and performance, the price per share of its convertible preferred stock offerings, and general industry and economic trends. In establishing the estimated fair value of the common stock, we considered the guidance set forth in American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For stock options granted on or after January 1, 2014, the exercise price was determined by using the closing market price of our common stock on the date of grant.

An RSU is a stock award that entitles the holder to receive shares of our common stock as the award vests. The fair value of each RSU is based on the fair market value of our common stock on the date of grant. We have granted RSUs that vest in three equal annual installments provided that the employee remains employed with us.

Beginning in the first quarter of 2016, we granted time based RSUs that vest in three equal annual installments. In the first quarter of 2017, we granted additional time-based RSUs as well as performance-based RSUs, which vest based on the achievement of certain milestones that include (i) the submission of an NDA with the FDA, (ii) the approval of the NDA by the FDA (collectively, the “Milestone RSU grants”) and (iii) the achievement of certain comparative shareholder returns against the Company’s peers (the “TSR RSU grants”) . The Milestone RSU grants were valued at the closing price on March 8, 2017. The RSUs that vest upon the NDA submission will be amortized through December 31, 2018 based on the probable vesting date. The amortization of the expenses for RSUs related to the approval of the NDA will commence if and when the NDA filing has been approved through the last day of the calendar year in which the milestone is achieved. The TSR RSU grants were valued using the Monte Carlo Simulation method and will be amortized over the life of the RSU agreements which ends December 31, 2019. The Milestone RSU grants and TSR RSU grants are target based and the ultimate awards, if attained, could be the target amount or higher or lower than the target amount, depending on the timing or achievement of the goal.

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

Since we have net operating loss carryforwards as of December 31, 2017, 2016 and 2015, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations. In March 2016, the FASB issued ASU 2016-09. ASU 2016-09 simplifies several areas of accounting for stock compensation, including simplification of the accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows and forfeitures. As of January 1, 2017, the Company adopted ASU 2016-09 for the quarter ended March 31, 2017. Accordingly, the Company recognized previously unrecognized excess tax benefits of $9.7 million recorded as deferred tax assets with a corresponding offsetting full valuation allowance at the beginning of 2017, which yielded no tax impact.

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

In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which has been subsequently updated (as updated, “ASC Topic 606”). The purpose of ASC Topic 606 is to provide enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies using U.S. GAAP and International Financial Reporting Standards. The core principle requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. ASC Topic 606 becomes effective for annual periods beginning after December 15, 2017, at which point we plan to adopt the standard. We currently plan to adopt the standard using the “modified retrospective method.” Under that method, we will apply the standard to contracts whose performance has not been completed as of January 1, 2018, and recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings.

We do not expect the adoption of this standard to result in a material impact to its financial statements. Upon adopting FASB ASC Topic 606, we will provide additional disclosures in the notes to the consolidated financial statements related to the relevant aspects of any revenue generating contracts that we have or into which we expect to enter.

In 2018, we are implementing new internal controls as part of its efforts to adopt the new revenue recognition standard. These internal controls include providing training to our finance team and holding regular meetings with our management and the Audit Committee of the Company’s Board of Directors to review and approve key decisions. Upon adoption, we expect to implement new internal controls related to its accounting policies and procedures. We will require new internal controls to address risks associated with applying the five-step model. Additionally, we will establish monitoring controls to identify sales arrangements and changes in the Company’s business environment that could impact its current accounting assessment. We expect to finalize its impact assessment and redesign impacted processes, policies and controls prior to commercializing our products.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The standard also clarifies the need to evaluate a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with our other deferred tax assets. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 allows the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. We are currently analyzing the impact of ASU 2016-02 and, at this time, has not yet determined the impact of the new standard, if any, on our consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity. As of December 31, 2017, we had cash, cash equivalents and marketable securities of $464.3 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates, although the recent rise in interest rates has resulted in our unrealized loss on investments as of December 31, 2017 and 2016 totaling approximately $0.8 million and $0.3 million, respectively. Since we plan on holding those investments to maturity, no recognition of impairment is required. Declines in interest rates, however, would reduce future investment income.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2017, the company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting. This report appears further below in this Item 9A.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Intra-Cellular Therapies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Intra-Cellular Therapies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Intra-Cellular Therapies, Inc. and subsidiaries’ (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”) of the Company and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Baltimore, MD

March 1, 2018

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation,” “Compensation Discussion and Analysis,” “Management and Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Risks Related to Compensation Practices and Policies” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a).	The following documents are filed as part of this annual report on Form 10-K:

Item 15(a)(1) and (2)	See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

2.1	Agreement and Plan of Merger, dated as of August 23, 2013, by and among the Registrant, ITI, Inc. and Intra-Cellular Therapies, Inc.		8-K (Exhibit 2.1)	8/29/2013	000-54896

2.2	Agreement and Plan of Merger, dated as of August 29, 2013, by and between the Registrant and Intra-Cellular Therapies, Inc., relating to the name change of the Registrant.		8-K (Exhibit 2.2)	9/5/2013	000-54896

3.1	Restated Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on November 7, 2013.		S-1/A (Exhibit 3.1)	11/26/13	333-191238

3.2	Certificate of Merger relating to the Merger of ITI, Inc. with and into Intra-Cellular Therapies, Inc., filed with the Secretary of State of the State of Delaware on August 29, 2013.		8-K (Exhibit 3.3)	9/5/2013	000-54896

3.3	Certificate of Ownership and Merger relating to the Merger of Intra-Cellular Therapies, Inc. with and into the Registrant, filed with the Secretary of State of the State of Delaware on August 29, 2013, relating to the name change of the Registrant.		8-K (Exhibit 3.4)	9/5/2013	000-54896

3.4	Restated Bylaws of the Registrant.		8-K (Exhibit 3.5)	9/5/2013	000-54896

4.1	Form of common stock certificate.		8-K (Exhibit 4.1)	9/5/2013	000-54896

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

4.2	.1	Warrant to Purchase Common Stock dated April 19, 2013 issued to Alzheimer Drug Discovery Foundation, Inc.		8-K (Exhibit 4.2.1)	9/5/2013	000-54896

	.2	Amendment dated August 29, 2013 to Warrant to Purchase Common Stock dated April 19, 2013 issued to Alzheimer Drug Discovery Foundation, Inc.		8-K (Exhibit 4.2.2)	9/5/2013	000-54896

10.1	.1	License Agreement dated as of May 31, 2005 by and between Bristol-Meyers Squibb Company and Intra-Cellular Therapies, Inc.**		8-K/A (Exhibit 10.1.1)	10/31/2013	000-54896

	.2	Amendment No. 1 to License Agreement dated as of November 3, 2010 by and between Bristol-Meyers Squibb Company and Intra-Cellular Therapies, Inc.		8-K (Exhibit 10.1.2)	9/5/2013	000-54896

10.2		Supply Agreement dated as of January 4, 2017 by and between Siegfried Evionnaz SA and ITI Limited.**		10-K (Exhibit 10.3)	3/1/2017	001-36274

10.3		Employment Agreement effective as of February 26, 2008 by and between Sharon Mates, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.3)	9/5/2013	000-54896

10.4	.1	Employment Agreement effective as of August 3, 2015 by and between Michael I. Halstead and Intra-Cellular Therapies, Inc.*		10-Q (Exhibit 10.1)	11/5/2015	001-36274

	.2	Amendment No.1 to Employment Agreement dated as of November 9, 2016 by and between Michael I. Halstead and Intra-Cellular Therapies, Inc.*		10-Q (Exhibit 10.1)	11/9/2016	001-36274

10.5		Employment Agreement effective as of February 26, 2008 by and between Lawrence J. Hineline and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.4)	9/5/2013	001-36274

10.6	.1	Employment Agreement effective as of November 4, 2015 by and between Robert Davis, Ph.D. and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.6)	2/25/2016	001-36274

	.2	Amendment No.1 to Employment Agreement dated as of November 9, 2016 by and between Robert Davis, Ph.D. and Intra-Cellular Therapies, Inc.*		10-Q (Exhibit 10.2)	11/9/2016	001-36274

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.7	.1	Employment Agreement effective as of November 5, 2015 by and between Kimberly Vanover, Ph.D. and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.7)	2/25/2016	000-54896

	.2	Amendment No.1 to Employment Agreement dated as of November 9, 2016 by and between Kimberly Vanover, Ph.D. and Intra-Cellular Therapies, Inc.*		10-Q (Exhibit 10.3)	11/9/2016	001-36274

10.8		Employment Agreement effective as of November 13, 2017 by and between Andrew Satlin, M.D. and Intra-Cellular Therapies, Inc.*	X

10.9		Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of September 1, 2003 by and between Sharon Mates, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.8)	9/5/2013	000-54896

10.10		Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of July 29, 2014 by and between Michael Halstead and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.11)	3/12/2015	001-36274

10.11		Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of December 1, 2003 by and between Lawrence J. Hineline and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.9)	9/5/2013	000-54896

10.12		Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of November 4, 2015 by and between Robert Davis, Ph.D. and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.11)	2/25/2016	001-36274

10.13		Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of March 5, 2007 by and between Kimberly E. Vanover, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.12)	9/5/2013	000-54896

10.14		Employee Proprietary Information, Inventions, Inventions, and Non-Competition Agreement effective as of November 13, 2017 by and between Andrew Satlin, M.D. and Intra-Cellular Therapies, Inc.*	X

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.15		Form of Indemnification Agreement by and between the Company and its directors and executive officers.*		8-K (Exhibit 10.13)	9/5/2013	000-54896

10.16		2003 Equity Incentive Plan, as amended.*		8-K (Exhibit 10.14)	9/5/2013	000-54896

10.17		Form of Stock Option Agreement under the 2003 Equity Incentive Plan, as amended.*		8-K (Exhibit 10.15)	9/5/2013	000-54896

10.18		Amended and Restated 2013 Equity Incentive Plan.*		8-K (Exhibit 10.1)	6/18/2015	001-36274

10.19		Form of Stock Option Agreement under the 2013 Equity Incentive Plan.*		10-K (Exhibit 10.19)	3/25/2014	001-36274

10.20		Non-Employee Director Compensation Policy, as amended.*	X

10.21		Redemption Agreement dated as of August 29, 2013 by and between the Registrant and NLBDIT 2010 Services, LLC.		8-K (Exhibit 10.17)	9/5/2013	000-54896

10.22		Indemnity Agreement dated as of August 29, 2013 by and among the Registrant, Intra-Cellular Therapies, Inc. and Samir N. Masri.		8-K (Exhibit 10.18)	9/5/2013	000-54896

10.23		Registration Rights Agreement dated as of August 29, 2013 by and among Intra-Cellular Therapies, Inc., the stockholders named therein and the Registrant.		8-K (Exhibit 10.19)	9/5/2013	000-54896

14.1		Corporate Code of Conduct and Ethics and Whistleblower Policy.		10-K (Exhibit 14.1)	2/25/2016	001-36274

21.1		Subsidiaries.		10-K (Exhibit 21.1)	3/1/2017	001-36274

23.1		Consent of Ernst & Young LLP.	X

31.1		Certification of the Chief Executive Officer.	X

31.2		Certification of the Chief Financial Officer.	X

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	.INS	XBRL Instance Document.	X

	.SCH	XBRL Taxonomy Extension Schema Document.	X

	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

	.DEF	XBRL Taxonomy Extension Definition.	X

	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

	.PRE	XBRL Taxonomy Presentation Linkbase Document.	X

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.

Item 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: March 1, 2018	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

By:	/s/ Sharon Mates, Ph.D. Sharon Mates, Ph.D.	Chairman, President and Chief Executive Officer (principal executive officer)	March 1, 2018

By:	/s/ Lawrence J. Hineline Lawrence J. Hineline	Vice President of Finance and Chief Financial Officer (principal financial officer and principal accounting officer)	March 1, 2018

By:	/s/ Christopher Alafi, Ph.D. Christopher Alafi, Ph.D.	Director	March 1, 2018

By:	/s/ Richard Lerner, M.D. Richard Lerner, M.D.	Director	March 1, 2018

By:	/s/ Joel S. Marcus Joel S. Marcus	Director	March 1, 2018

By:	/s/ Rory B. Riggs Rory B. Riggs	Director	March 1, 2018

By:	/s/ Robert L. Van Nostrand Robert L. Van Nostrand	Director	March 1, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Intra-Cellular Therapies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intra-Cellular Therapies, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Baltimore, MD

March 1, 2018

Intra-Cellular Therapies, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$37,790,114	$48,642,225
Investment securities, available-for-sale	426,540,921	335,458,459
Accounts receivable	—	94,339
Prepaid expenses and other current assets	4,884,293	4,005,093

Total current assets	469,215,328	388,200,116
Property and equipment, net	1,137,171	627,614
Long term deferred tax asset, net	1,058,435	—
Other assets	75,765	75,765

Total assets	$471,486,699	$388,903,495

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,173,539	$3,754,647
Accrued and other current liabilities	6,424,221	5,329,293
Accrued employee benefits	1,611,846	1,448,394

Total current liabilities	14,209,606	10,532,334
Long-term deferred rent	2,840,132	2,868,622

Total liabilities	17,049,738	13,400,956

Stockholders’ equity:
Common stock, $.0001 par value: 100,000,000 shares authorized; 54,597,679 and 43,292,906 shares issued and outstanding at December 31, 2017 and 2016, respectively	5,460	4,329
Additional paid-in capital	862,479,505	685,290,815
Accumulated deficit	(407,248,780)	(309,475,366)
Accumulated comprehensive loss	(799,224)	(317,239)

Total stockholders’ equity	454,436,961	375,502,539

Total liabilities and stockholders’ equity	$471,486,699	$388,903,495

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2017	2016	2015
Revenues:
License and collaboration revenue	$—	$—	$30,659
Grant revenue	245,837	330,702	60,705

Total revenues	245,837	330,702	91,364

Costs and expenses:
Research and development	79,419,009	93,831,530	87,718,074
General and administrative	23,666,957	24,758,063	18,187,286

Total costs and expenses	103,085,966	118,589,593	105,905,360

Loss from operations	(102,840,129)	(118,258,891)	(105,813,996)
Interest income	(4,005,864)	(2,935,077)	(1,022,455)
Interest expense	—	36,781	—

Loss before (benefit) provision for income taxes	(98,834,265)	(115,360,595)	(104,791,541)
Income tax (benefit) expense	(1,060,851)	1,065,673	1,600

Net loss	$(97,773,414)	$(116,426,268)	$(104,793,141)

Net loss per common share:
Basic & Diluted	$(2.12)	$(2.69)	$(2.91)
Weighted average number of common shares:
Basic & Diluted	46,181,926	43,240,188	36,069,237

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2017	2016	2015
Net loss	$(97,773,414)	$(116,426,268)	$(104,793,141)
Other comprehensive loss:
Unrealized (loss) gain on investment securities	(481,985)	273,171	(485,777)

Comprehensive loss	$(98,255,399)	$(116,153,097)	$(105,278,918)

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2014	29,499,059	$2,950	$208,912,345	$(88,255,957)	$(104,633)	$120,554,705
Common shares issued March 11, 2015	5,411,481	541	121,803,828	—		121,804,369
Common shares issued September 28, 2015	7,935,000	793	327,435,412	—		327,436,205
Exercise of stock options	305,005	31	653,015	—		653,046
Stock issued for services	5,330	1	182,598			182,599
Share-based compensation	—	—	10,890,905	—		10,890,905
Net loss	—	—	—	(104,793,141)		(104,793,141)
Other comprehensive loss	—	—	—	—	(485,777)	(485,777)

Balance at December 31, 2015	43,155,875	$4,316	$669,878,103	$(193,049,098)	$(590,410)	$476,242,911
Exercise of stock options	123,745	12	477,722	—		477,734
Restricted Stock issued to employee	1,757	—	—			—
Stock issued for services	11,529	1	233,771			233,772
Share-based compensation	—	—	14,701,219	—		14,701,219
Net loss	—	—	—	(116,426,268)		(116,426,268)
Other comprehensive gain	—	—	—	—	273,171	273,171

Balance at December 31, 2016	43,292,906	$4,329	$685,290,815	$(309,475,366)	$(317,239)	$375,502,539
Common shares issued October 2017	11,129,032	1,113	162,071,143			162,072,256
Exercise of stock options and issuances of restricted stock	162,642	17	285,143	—		285,160
Stock issued for services	13,099	1	190,884			190,885
Share-based compensation	—	—	14,641,520	—		14,641,520
Net loss	—	—	—	(97,773,414)		(97,773,414)
Other comprehensive loss	—	—	—	—	(481,985)	(481,985)

Balance at December 31, 2017	54,597,679	$5,460	$862,479,505	$(407,248,780)	$(799,224)	$454,436,961

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(97,773,414)	$(116,426,268)	$(104,793,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	213,872	196,872	139,626
Share-based compensation expense	14,641,520	14,701,219	10,890,905
Issuance of stock for services	190,885	233,772	182,599
Amortization of premiums on investment activities	429,839	544,354	712,675
Changes in operating assets and liabilities:
Accounts receivable	94,339	(63,679)	20,943
Prepaid expenses and other assets	(879,200)	4,016,164	(6,737,125)
Long term deferred tax asset, net	(1,058,435)	—	—
Accounts payable	2,418,892	2,121,742	(419,860)
Accrued liabilities and employee benefits	1,211,103	2,147,080	(3,873,692)
Deferred rent	18,787	1,271,517	1,597,105

Net cash used in operating activities	(80,491,812)	(91,257,227)	(102,279,965)

Investing activities
Purchases of investments	(520,926,824)	(395,757,168)	(514,308,249)
Maturities of investments	428,932,538	488,068,547	153,389,448
Purchases of property and equipment	(723,429)	(48,964)	(860,595)

Net cash (used in) provided by investing activities	(92,717,715)	92,262,415	(361,779,396)

Financing activities
Proceeds from line of credit	—	125,000,000	—
Repayment of line of credit	—	(125,000,000)	—
Proceeds from stock option exercises	285,160	477,734	653,046
Proceeds of public offerings	162,149,996	—	449,996,887
Payment of costs of public offerings	(77,740)	—	(756,313)

Net cash provided by financing activities	162,357,416	477,734	449,893,620
Net (decrease) increase in cash and cash equivalents	(10,852,111)	1,482,922	(14,165,741)
Cash and cash equivalents at beginning of period	48,642,225	47,159,303	61,325,044

Cash and cash equivalents at end of period	$37,790,114	$48,642,225	$47,159,303

Cash paid for interest	$—	$36,781	$—

Cash paid for taxes	$—	$1,000,000	$—

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017

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

2. Summary of Significant Accounting Policies (continued)

Investment securities consisted of the following (in thousands):

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. government agency securities	$126,330	$—	$(348)	$125,982
FDIC certificates of deposit (1)	8,306	—	—	8,306
Certificates of deposit	103,500	—	—	103,500
Commercial paper	51,414	—	(61)	51,353
Corporate bonds/notes	137,790	—	(390)	137,400

	$427,340	$—	$(799)	$426,541

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. government agency securities	$67,199	$1	$(74)	$67,126
FDIC certificates of deposit (1)	20,740	1	—	20,741
Certificates of deposit	64,500	—	—	64,500
Commercial paper	67,352	11	(52)	67,311
Corporate bonds/notes	115,985	—	(205)	115,780

	$335,776	$13	$(331)	$335,458

(1)	“FDIC certificates of deposit” consist of deposits that are $250,000 or less.

The Company has classified all of its investment securities available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of December 31, 2017 and 2016, the Company held $93.3 million and $47.9 million, respectively, of available-for-sale investment securities with contractual maturity dates more than one year and less than two years.

The Company monitors its investment portfolio for impairment quarterly or more frequently if circumstances warrant. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, the Company records an impairment charge within earnings attributable to the estimated credit loss. In determining whether a decline in the value of an investment is other-than-temporary, the Company evaluates currently available factors that may include, among others: (1) general market conditions; (2) the duration and extent to which fair value has been less than the carrying value; (3) the investment issuer’s financial condition and business outlook; and (4) the Company’s assessment as to whether it is more likely than not that the Company will be required to sell a security prior to recovery of its amortized cost basis. As of December 31, 2017, the Company had $37.3 million of investments that had been held for greater than one year that have a temporary impairment of approximately $42,000. As of December 31, 2016, the Company had approximately $25.5 million of investments that have been held for greater than one year which had a temporary impairment of approximately $25,000.

The Company attributes the unrealized losses on the available-for-sale securities as of December 31, 2017 and 2016 to the rise in related market interest rates. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk. As such, the Company does not consider these securities to be other-than-temporarily impaired.

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

The Company has no assets or liabilities that were measured using quoted prices for significant unobservable inputs (Level 3 assets and liabilities) as of December 31, 2017 and December 31, 2016. The carrying value of cash held in money market funds of approximately $26.2 million as of December 31, 2017 and $10.7 million as of December 31, 2016 is included in cash and cash equivalents and approximates market value based on quoted market price or Level 1 inputs.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$26,181	$26,181	$—	$—
U.S. government agency securities	125,982	—	125,982	—
FDIC certificates of deposit	8,306	—	8,306	—
Certificates of deposit	103,500	—	103,500	—
Commercial paper	51,353	—	51,353	—
Corporate bonds/notes	137,400	—	137,400	—

	$452,722	$26,181	$426,541	$—

2. Summary of Significant Accounting Policies (continued)

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$10,724	$10,724	$—	$—
U.S. government agency securities	67,126	—	67,126	—
FDIC certificates of deposit	20,741	—	20,741	—
Certificates of deposit	64,500	—	64,500	—
Commercial paper	67,311	—	67,311	—
Corporate bonds/notes	115,780	—	115,780	—

	$346,182	$10,724	$335,458	$—

Financial Instruments

The Company considers the recorded costs of its financial assets and liabilities, which consist of cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, to approximate their fair value because of their relatively short maturities at December 31, 2017 and December 31, 2016. Management believes that the risks associated with its financial instruments are minimal as the counterparties are various corporations, financial institutions and government agencies of high credit standing.

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

The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of December 31, 2017 and 2016, as the Company has a history of collecting on all its accounts including government agencies and collaborations funding its research.

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

2. Summary of Significant Accounting Policies (continued)

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

Research and Development

Except for payments made in advance of services, the Company expenses its research and development costs as incurred. For payments made in advance, the Company recognizes research and development expense as the services are rendered. Research and development costs primarily consist of salaries and related expenses for personnel and resources and the costs of clinical trials. Other research and development expenses include preclinical analytical testing, manufacturing of drug product, outside services, providers, materials and consulting fees.

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

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by subject progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations, clinical sites and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2017 and 2016, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

2. Summary of Significant Accounting Policies (continued)

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

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act,” or TCJA, that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. See the tax footnote below for further discussion related to the tax impact to the Company.

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

For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. Share-based compensation expense recognized in the statements of operations for the years ended December 31, 2017, 2016 and 2015 is based on share-based awards ultimately expected to vest.

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

2. Summary of Significant Accounting Policies (continued)

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

Beginning in the first quarter of 2016, the Company granted time based RSUs that vest in three equal annual installments. In the first quarter of 2017, the Company granted additional time-based RSUs as well as performance-based RSUs, which vest based on the achievement of certain milestones that include (i) the submission of a new drug application (“NDA”) with the U.S. Food and Drug Administration (the “FDA”), (ii) the approval of the NDA by the FDA (the “Milestone RSU grants”) and (iii) the achievement of certain comparative shareholder returns against the Company’s peers (the “TSR RSU grants”). The Milestone RSU grants were valued at the closing price on March 8, 2017. The RSUs that vest upon the NDA submission will be amortized through December 31, 2018 based on the probable vesting date. The amortization of the expenses for RSUs related to the approval of the NDA will commence if and when the NDA filing has been approved through the last day of the calendar year in which the milestone is achieved. The TSR RSU grants were valued using the Monte Carlo Simulation method and will be amortized over the life of the RSU agreements which ends December 31, 2019. The Milestone RSU grants and TSR RSU grants are target based and the ultimate awards, if attained, could be the target amount or higher or lower than the target amount, depending on the timing or achievement of the goal. The expense recognition related to these equity grants is based on the Company’s best estimate.

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

Since the Company had net operating loss carryforwards as of December 31, 2017, 2016 and 2015, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations. In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (“ASU 2016-09”). ASU 2016-09 simplifies several areas of accounting for stock compensation, including simplification of the accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows and forfeitures. As of January 1, 2017, the Company adopted ASU 2016-09 for the quarter ended March 31, 2017. Accordingly, the Company recognized previously unrecognized excess tax benefits of $9.7 million recorded as deferred tax assets with a corresponding offsetting full valuation allowance at the beginning of 2017, which yielded no tax impact.

Equity instruments issued to non-employees for services are accounted for under the provisions of ASC Topic 718 and ASC Topic 505-50, Equity/Equity-Based Payments to Non-Employees. Accordingly, the estimated

2. Summary of Significant Accounting Policies (continued)

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

The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive as applied to the net loss for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Common Stock Equivalents	476,252	1,225,614	1,322,311
RSUs	87,988	32,781	—
TSR RSUs	65,852	—	—

Recently Issued Accounting Standards

In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which has been subsequently updated (as updated, “ASC Topic 606”). The purpose of ASC Topic 606 is to provide enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies using U.S. GAAP and International Financial Reporting Standards. The core principle requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. ASC Topic 606 becomes effective for annual periods beginning after December 15, 2017, at which point the Company plans to adopt the standard. The Company currently plans to adopt the standard using the “modified retrospective method.” Under that method, the Company will apply the standard to contracts whose performance has not been completed as of January 1, 2018, and recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings.

The Company does not expect the adoption of this standard to result in a material impact to its financial statements. Upon adopting FASB ASC Topic 606, the Company will provide additional disclosures in the notes to the consolidated financial statements related to the relevant aspects of any revenue generating contracts that the Company has or into which the Company expects to enter.

In 2018, the Company is implementing new internal controls as part of its efforts to adopt the new revenue recognition standard. These internal controls include providing training to the Company’s finance team and holding regular meetings with the Company’s management and the Audit Committee of the Company’s Board of Directors to review and approve key decisions. Upon adoption, the Company expects to implement new internal controls related to its accounting policies and procedures. The Company will require new internal controls to address risks associated with applying the five-step model. Additionally, the Company will establish monitoring controls to identify sales arrangements and changes in the Company’s business environment that could impact its current accounting assessment. The Company expects to finalize its impact assessment and redesign impacted processes, policies and controls prior to commercializing its products.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 eliminates the requirement to disclose the methods and

2. Summary of Significant Accounting Policies (continued)

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

3. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2017	2016
Computer equipment	$33,584	$39,095
Furniture and fixtures	301,509	292,423
Scientific equipment	3,494,866	2,844,865

	3,829,959	3,176,383
Less accumulated depreciation	(2,692,788)	(2,548,769)

	$1,137,171	$627,614

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $213,872, $196,872 and $139,626, respectively.

4. Share-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan (the “Plan”) provides for the granting of stock-based awards, such as stock options, restricted common stock, RSUs and stock appreciation rights to employees, directors and consultants as determined by the Board of Directors. As of December 31, 2017, there were options to purchase 3,755,736 shares of common stock outstanding under the Plan. On June 16, 2015, the stockholders of the Company approved, at the Company’s 2015 Annual Meeting of Stockholders, an amendment to the Plan to increase the number of shares of common stock available for issuance under the Plan by 3,100,000 shares, to increase by 100,000 shares the maximum number of shares available for the issuance of options, stock appreciation rights and other similar awards to any one participant in any calendar year for purposes of meeting the requirements for qualified performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended in 2017 (the “Code”), and to eliminate the evergreen provisions of the Plan under which 800,000 shares were automatically added to the plan on each of January 1, 2014 and 2015. Stock options granted under the Plan may be either incentive stock options (“ISOs”) as defined by the Code, or non-qualified stock options. The Board of Directors determines who will receive options, the vesting periods (which are generally two to three years) and the exercise prices of such options. Options have a maximum term of 10 years. The exercise price of ISOs granted under the Plan must be at least equal to the fair market value of the common stock on the date of grant.

4. Share-Based Compensation (continued)

Total stock-based compensation expense related to all of the Company’s share-based awards, including stock options and RSUs granted to employees, directors and consultants recognized during the years ended December 31, 2017, 2016 and 2015, was comprised of the following:

	Years Ended December 31,
	2017	2016	2015
Research and development	$5,082,823	$4,472,658	$4,768,131
General and administrative	9,558,697	10,228,561	6,122,774

Total share-based compensation expense	$14,641,520	$14,701,219	$10,890,905

The following table describes the assumptions used for calculating the value of options granted during the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Dividend yield	0%	0%	0%
Expected volatility	87.4%-90.4%	80.0%-90.0%	80.0%
Weighted-average risk-free interest rate	2.1%	1.7%	1.8%
Expected term (in years)	6.0	5.9	5.9

Information regarding the stock options activity, including with respect to grants to employees, directors and consultants as of December 31, 2017, and changes during the period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Contractual Life
Outstanding at December 31, 2016	3,101,032	$19.63	$9,351,908	7.18 years
Options granted	982,993	$15.08		9.29 years
Options exercised	(135,999)	$2.27		2.28 years
Options canceled or expired	(192,290)	$25.79		7.91 years

Outstanding at December 31, 2017	3,755,736	$18.75	$7,450,293	7.04 years

Vested or expected to vest at December 31, 2017	3,755,736	$18.75

Exercisable at December 31, 2017	2,362,595	$16.86	$7,212,195	6.19 years

The weighted-average grant date fair value for awards granted during the years ended December 31, 2017, 2016 and 2015 was $15.08, $48.85 and $21.00 per share, respectively. Total intrinsic value of the options exercised during the years ended December 31, 2017, 2016 and 2015 was approximately $1,609,268, $2,984,283 and $10,951,057, respectively. The total fair value of shares vested in the years ended December 31, 2017, 2016 and 2015 was approximately $7,212,195, $9,310,898 and $5,207,073, respectively.

During 2017, 2016 and 2015, the Company granted options to certain scientific advisory board members of the Company to purchase 0, 5,000 and 45,571 shares of common stock, respectively, at an average exercise price per share of $0, $53.63 and $17.57, respectively. The options vest ratably over a period of 1 to 2 years. Stock compensation related to these grants will fluctuate with any changes in the underlying value of the Company’s common stock.

As of December 31, 2017 and 2016, there were $2,866,164 and $3,022,843, respectively, of unrecognized compensation costs related to unvested time based RSUs which will be recognized over a weighted-average period 1.5 years. The unrecognized share-based compensation expense related to stock option awards at December 31, 2017 is $12,322,422 and will be recognized over a weighted-average period of 1.8 years.

4. Share-Based Compensation (continued)

The fair value of an RSU is based on the closing price of the Company’s common stock on the date of grant. Information regarding RSU activity, including with respect to grants to employees as of December 31, 2017, and changes during the year then ended, is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2016	82,321	$53.77
RSU’s granted in 2017	154,922	$15.73
RSU’s vested in 2017	(28,013)	$53.84
RSU’s cancelled in 2017	(18,297)	$26.80

Outstanding at December 31, 2017	190,933	$25.48

The Company recognized non-cash stock-based compensation expense related to RSU’s for the years ended December 31, 2017 and 2016 of approximately $2.1 million and $1.5 million, respectively.

Information related to the Company’s Milestone RSU grants and the TSR RSU grants during the year ended December 31, 2017 are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2016	—	$—
RSU’s granted in 2017	379,629	$15.35
RSU’s cancelled in 2017	(32,430)	$15.35

Outstanding at December 31, 2017	347,199	$15.35

The weighted average estimated fair value per share of the TSR RSUs granted in the year ended December 31, 2017 was $17.08, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 1.6%, and expected volatility of 95.4%. The TSR RSUs granted in the year ended December 31, 2017 will entitle the grantee to receive a number of shares of the Company’s common stock determined over a three-year performance period ending and vesting on December 31, 2019, provided the grantee remains in the service of the Company on the settlement date. The Company expenses the cost of these awards ratably over the requisite service period. The number of shares for which the TSR RSUs will be settled will be a percentage of shares for which the award is targeted and will depend on the Company’s total shareholder return (as defined below), expressed as a percentile ranking of the Company’s total shareholder return as compared to the Company’s peer group (as defined below). The number of shares for which the TSR RSUs will be settled vary depending on the level of achievement of the goal. Total shareholder return is determined by dividing the average share price of the Company’s common stock over the 30 calendar days preceding January 1, 2020 by the average share price of the Company’s common stock on March 8, 2017, with a deemed reinvestment of any dividends declared during the performance period. The Company’s peer group includes the companies which comprise the Nasdaq Biotechnology Index, which was selected by the Compensation Committee of the Company’s Board of Directors and includes a range of biotechnology companies operating in several business segments.

As of December 31, 2017 and 2016 there were $4,177,362 and $0 respectively of unrecognized compensation costs related to unvested Milestone RSU grants and TSR RSU grants which will be recognized over a weighted average period of 1.9 years.

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

6. Income Taxes

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act,” or TCJA, that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under TCJA the Company revalued its ending net deferred tax assets at December 31, 2017 and given we are still subject to a valuation allowance did not recognize any tax expense (related to such reduced tax rate) in the Company’s consolidated statement of income for the year ended December 31, 2017. However, the Company did provisionally recognize a $1.1 million tax benefit due to the release of the valuation allowance on its alternative minimum tax credit deferred tax asset as part of the TCJA. The TCJA repealed the corporate alternative minimum tax (AMT). Companies with AMT credit carryovers can generally use the credits to offset regular tax liability for any taxable year beginning in 2018. In addition, the AMT credit is refundable, subject to certain limitations, in any taxable year beginning after 2017. Lastly, any remaining AMT credit carryforward is fully refundable by 2022.

While the TCJA provide for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.

The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company may be subject to incremental U.S. tax on GILTI income in the future. The Company has elected to account for any GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2017.

The BEAT provisions eliminates the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Company does not expect it will be subject to this tax in 2018, but will continue to monitor. Therefore, the Company has not included any tax impacts of BEAT in its consolidated financial statements for the year ended December 31, 2017.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The Company has recognized the provisional tax impacts related to the release of the valuation allowance with respect to AMT credits and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. We continue to evaluate the effects of the TCJA and consider the amounts recorded to be provisional. Additional time is needed to ensure that we have fully analyzed and computed the tax effects of the 2017 Tax Act on our tax accounts. We will complete our accounting during the measurement period provided under SAB 118 as we obtain further clarity on the application of the TCJA to our particular facts and report appropriately in 2018.

6. Income Taxes (continued)

Income (loss) before income taxes is as follows:

	2017	2016	2015
U.S.	$(20,486,935)	$(86,965,860)	$(104,791,541)
Non-U.S.	(78,347,330)	(28,394,735)	—

Total loss before taxes	(98,834,265)	(115,360,595)	$(104,791,541)

Total income tax (benefit) expense for the years ended December 31, 2017, 2016 and 2015 is allocated as follows:

	2017	2016	2015
Current	$(2,416)	$1,065,673	$1,600
Deferred	13,713,987	19,605,520	51,165,859
Valuation allowance	(14,772,422)	(19,605,520)	(51,165,859)

(Benefit) provision for income taxes	$(1,060,851)	$1,065,673	$1,600

A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2017, 2016 and 2015 is as follows:

	December 31,
	2017	2016	2015
Income tax benefit at statutory federal rate	35.00%	35.00%	35.00%
Royalty Income	0.00	(37.93)	0.00
Other Permanent differences	(0.43)	(0.78)	(0.56)
Foreign rate differential	(27.75)	(8.61)	0.00
2017 US Tax Reform impact	(21.89)	(0.03)	0.00
R&D Credit	(0.05)	2.11	4.19
Change in effective state tax rates	0.84	(6.98)	(0.05)
State income tax expense	0.40	(0.70)	10.24
Change in valuation allowance	14.95	16.99	(48.82)

Benefit (provision) for income taxes	1.07%	(0.93)%	(0.00)%

Deferred income taxes reflect the net tax effect of temporary differences that exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. As of December 31, 2017, the Company had $131.1 million of federal net operating loss carryforwards, which expire at various dates through 2035. The gross amount of the state net operating loss carryforwards is equal to or less than the federal net operating loss carryforwards and expires over various periods based on individual state tax law. In general, businesses with U.S. net operating losses (“NOLs”) are considered loss corporations for U.S. federal income tax purposes. Pursuant to Section 382 of the Code, loss corporations that undergo an ownership change, as defined under the Code, may be subject to an annual limitation on the amount of NOLs (and certain other tax attributes) available to offset taxable income earned after such ownership change. For the year ended December 31, 2017, the Company performed a Section 382 ownership analysis and determined that an ownership change occurred (within the meaning of Section 382 of the Code) in 2015 but not in subsequent periods. Based on the analysis performed, however, the Company does not believe that the Section 382 annual limitation will impact the Company’s ability to utilize the tax attributes that existed as of the date of the ownership change in a material manner. If the Company experiences an ownership change in the future, the tax benefits related to the NOLs and tax credit carryforwards may be further limited or lost.

6. Income Taxes (continued)

In September 2016, the Company licensed certain intellectual property rights to its wholly-owned subsidiary, ITI Limited, which was formed in the third quarter of 2016. The costs to develop, test, manufacture and perform other activities related to the lumateperone (also known as ITI-007) program will be the responsibility of ITI Limited and will be incurred outside of the United States. Therefore, the majority of expected losses incurred by the Company during the next several years will not result in additional NOLs to be carried forward and used against future net income in the U.S. The following summarizes the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016, respectively:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$40,746,589	$49,627,652
Accrued employee benefits	378,058	535,158
Research and development credit	9,321,214	9,367,227
Stock compensation	8,711,721	9,360,025
Federal AMT credit	1,058,435	1,062,451
Deferred rent	699,560	1,095,220
Unrealized comprehensive loss	187,714	—

Deferred tax liabilities:
Depreciation	(31,796)	(44,732)

Net deferred tax asset	61,071,495	71,003,001
Valuation allowance	(60,013,060)	(71,003,001)

Net deferred tax asset	$1,058,435	$—

Based upon the Company’s historical operating performance and the reported cumulative net losses to date, the Company presently does not have sufficient objective evidence to support the recovery of its net deferred tax assets. Accordingly, the Company has established a full valuation allowance against its net deferred tax assets, excluding the refundable alternative minimum tax credit in 2017, for financial reporting purposes because it is not more likely than not that these deferred tax assets will be realized.

The total amount of unrecognized tax benefits as of December 31, 2017 and December 31, 2016 were $1.7 million and $1.7 million, respectively. If recognized none of these tax benefits would affect the effective tax rate due to valuation allowances.

The following summarizes the significant components of gross unrecognized tax benefits as of December 31, 2017 and 2016, respectively:

	December 31,
	2017	2016
Balance at January 1,	$1,738,815	$1,720,912
Current Year Uncertain Tax Positions:
Gross Increases	—	17,903

Balance at December 31,	$1,738,815	$1,738,815

7. Collaborations and License Agreements

The Bristol-Myers Squibb License Agreement

On May 31, 2005, the Company entered into a worldwide, exclusive License Agreement with Bristol-Myers Squibb Company (“BMS”), pursuant to which the Company holds a license to certain patents and know-how of

7. Collaborations and License Agreements (continued)

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

8. Commitments and Contingencies

The Company currently has an operating lease agreement with a commitment for $14,956,082 for laboratory and office facilities through 2027.

At December 31, 2017, future minimum lease payments under leases having an initial or remaining non-cancellable lease term in excess of one year are set forth in the table below:

Year
2018	1,457,008
2019	1,500,718
2020	1,545,740
2021	1,592,112
2022	1,639,876
Thereafter	7,220,628

$14,956,082

Rent expense for the years ended December 31, 2017, 2016 and 2015 was $1,427,716, $1,419,940 and $1,385,207, respectively.

9. Employee Benefit Plan

The Company sponsors a defined contribution 401(k) plan covering all full-time employees. Participants may elect to contribute their annual pre-tax earnings up to the federally allowed maximum limits. The Company made a matching contribution of 100% on the first 6% of contributions made by participants in the year ended December 31, 2017 and a matching contribution of 50% on the first 6% of contributions in prior years. Participant and Company contributions vest immediately. During the years ended December 31, 2017, 2016 and 2015, the Company recorded matching contribution expense of $378,233, $157,244 and $109,963, respectively.

10. Related Parties

In the first quarter of 2015, the Company moved its headquarters to 430 East 29th Street, New York, New York 10016. The Company has entered into a long-term lease for approximately 16,753 square feet of useable laboratory and office space. The lease has a term of 12 years. The deferred rent balance began to decrease in the first quarter of 2017. A member of the Company’s board of directors is the Chairman of the board of directors, Chief Executive Officer and President of the parent company to the landlord under this lease.

11. Unaudited Quarterly Financial Information

The tables herein set forth the Company’s unaudited condensed consolidated 2017 and 2016 quarterly statements of operations.

The following table sets for the Company’s unaudited condensed consolidated statements of operations for the 2017 quarters ended:

2017 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$5,055	$30,754	$114,741	$95,287
Net loss	(30,208,712)	(22,870,416)	(17,760,704)	(26,933,582)
Basic and diluted net loss per share	$(0.56)	$(0.53)	$(0.41)	$(0.62)

The following table sets for the Company’s unaudited condensed consolidated statements of operations for the 2016 quarters ended:

2016 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$97,895	$4,362	$228,445	$—
Net loss	(27,485,039)	(30,265,327)	(30,834,454)	(27,841,449)
Basic and diluted net loss per share	$(0.64)	$(0.70)	$(0.71)	$(0.64)