Form 10-Q
period 2018-03-31
Intra-Cellular Therapies, Inc.
filed 2018-05-03
CIK 1567514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 3, 2018, the registrant had 54,696,380 shares of common stock outstanding.

Intra-Cellular Therapies, Inc.

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” mean Intra-Cellular Therapies, Inc. and our subsidiaries. “ITI” refers to our wholly-owned subsidiary ITI, Inc. and “ITI Limited” refers to our wholly-owned subsidiary ITI Limited.

i

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Assets	March 31, 2018	December 31, 2017
	(Unaudited)
Current assets:
Cash and cash equivalents	$74,421,386	$37,790,114
Investment securities, available-for-sale	362,584,126	426,540,921
Prepaid expenses and other current assets	6,148,067	4,884,293

Total current assets	443,153,579	469,215,328
Property and equipment, net	1,349,765	1,137,171
Long term deferred tax asset, net	1,058,435	1,058,435
Other assets	77,293	75,765

Total assets	$445,639,072	$471,486,699

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,038,850	$6,173,539
Accrued and other current liabilities	7,355,955	6,424,221
Accrued employee benefits	2,257,963	1,611,846

Total current liabilities	19,652,768	14,209,606
Long-term deferred rent	2,797,349	2,840,132

Total liabilities	22,450,117	17,049,738
Stockholders’ equity:
Common stock, $.0001 par value: 100,000,000 shares authorized; 54,694,718 and 54,597,679 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	5,469	5,460
Additional paid-in capital	867,152,094	862,479,505
Accumulated deficit	(442,728,858)	(407,248,780)
Accumulated comprehensive loss	(1,239,750)	(799,224)

Total stockholders’ equity	423,188,955	454,436,961

Total liabilities and stockholders’ equity	$445,639,072	$471,486,699

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	(Unaudited) Three Months Ended March 31,
	2018	2017
Revenues	$—	$95,287
Costs and expenses:
Research and development	30,702,998	21,538,958
General and administrative	6,381,228	6,310,486

Total costs and expenses	37,084,226	27,849,444

Loss from operations	(37,084,226)	(27,754,157)
Interest income	1,604,148	822,175

Loss before provision for income taxes	(35,480,078)	(26,931,982)
Income tax expense	—	1,600

Net loss	$(35,480,078)	$(26,933,582)

Net loss per common share:
Basic & Diluted	$(0.65)	$(0.62)

Weighted average number of common shares:
Basic & Diluted	54,676,175	43,385,605

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Net loss	$(35,480,078)	$(26,933,582)
Other comprehensive (loss) gain:
Unrealized (loss) gain on investment securities	(440,526)	25,531

Comprehensive loss	$(35,920,604)	$(26,908,051)

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited) Three Months Ended March 31,
	2018	2017
Cash flows provided by (used in) operating activities
Net loss	$(35,480,078)	$(26,933,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	82,498	50,429
Share-based compensation expense	4,287,103	4,160,678
Issuance of common stock for services	47,699	47,726
Amortization of premiums and discounts on investment securities, net	(56,298)	141,965
Changes in operating assets and liabilities:
Accounts receivable	—	26,139
Prepaid expenses and other assets	(1,265,302)	243,811
Accounts payable	3,865,311	3,403,099
Accrued liabilities	1,519,726	2,367,851
Deferred rent	15,342	93,323

Net cash used in operating activities	(26,983,999)	(16,398,561)

Cash flows provided by (used in) investing activities
Purchases of investments	(91,870,300)	(101,944,891)
Maturities of investments	155,442,867	93,103,865
Purchases of property and equipment	(295,092)	(28,498)

Net cash provided by (used in) investing activities	63,277,475	(8,869,524)

Cash flows provided by financing activities
Proceeds from stock option exercises	337,796	224,185

Net cash provided by financing activities	337,796	224,185

Net increase (decrease) in cash and cash equivalents	36,631,272	(25,043,900)
Cash and cash equivalents at beginning of period	37,790,114	48,642,225

Cash and cash equivalents at end of period	$74,421,386	$23,598,325

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2018

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

Investment Securities

Investment securities consisted of the following (in thousands):

	March 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(unaudited)
U.S. Government Agency Securities	$127,585	$—	$(476)	$127,109
FDIC Certificates of Deposit (1)	4,165	—	—	4,165
Certificates of Deposit	51,000	—	—	51,000
Commercial Paper	48,200	—	(114)	48,086
Corporate Notes/Bonds	132,874	—	(650)	132,224

	$363,824	$—	$(1,240)	$362,584

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$126,330	$—	$(348)	$125,982
FDIC Certificates of Deposit (1)	8,306	—	—	8,306
Certificates of Deposit	103,500	—	—	103,500
Commercial Paper	51,414	—	(61)	51,353
Corporate Notes/Bonds	137,790	—	(390)	137,400

	$427,340	$—	$(799)	$426,541

(1)	“FDIC Certificates of Deposit” consist of deposits that are less than $250,000.

The Company has classified all of its investment securities available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of March 31, 2018 and December 31, 2017, the Company held $91.0 million and $93.3 million, respectively, of available-for-sale investment securities with contractual maturity dates more than one year and less than two years.

The Company monitors its investment portfolio for impairment quarterly or more frequently if circumstances warrant. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, the Company records an impairment charge within earnings attributable to the estimated credit loss. In determining whether a decline in the value of an investment is other-than-temporary, the Company evaluates currently available factors that may include, among others: (1) general market conditions; (2) the duration and extent to which fair value has been less than the carrying value; (3) the investment issuer’s financial condition and business outlook; and (4) the Company’s assessment as to whether it is more likely than not that the Company will be required to sell a security prior to recovery of its amortized cost basis. As of March 31, 2018, the aggregate related fair value of investments with unrealized losses was $312.4 million and the aggregate amount of unrealized losses was $1.24 million. Of the $312.4 million, $279.7 million have been held in a continuous unrealized loss position for less than 12 months and $32.7 million have been held in a continuous loss position for 12 months or longer. The total continuous unrealized loss for investments held for less than 12 months and for investments held for 12 months or longer is approximately $1.2 million and $48,000, respectively. As of December 31, 2017, the Company had approximately $37.3 million of investments with a continuous unrealized loss for 12 months or longer of approximately $42,000.

The Company attributes the unrealized losses on the available-for-sale securities as of March 31, 2018 and December 31, 2017 to the rise in related market interest rates. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk. As such, the Company does not consider these securities to be other-than-temporarily impaired.

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

The Company has no assets or liabilities that were measured using quoted prices for significant unobservable inputs (Level 3 assets and liabilities) as of March 31, 2018 and December 31, 2017. The carrying value of cash held in money market funds of approximately $33.3 million as of March 31, 2018 and $26.2 million as of December 31, 2017 is included in cash and cash equivalents and approximates market value based on quoted market price or Level 1 inputs.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$33,308	$33,308	$—	$—
U.S. Government Agency Securities	127,109	—	127,109	—
FDIC Certificates of Deposit	4,165	—	4,165	—
Certificates of Deposit	78,500	—	78,500	—
Commercial Paper	53,058	—	53,058	—
Corporate Notes/Bonds	132,224	—	132,224	—

	$428,364	$33,308	$395,056	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$26,181	$26,181	$—	$—
U.S. Government Agency Securities	125,982	—	125,982	—
FDIC Certificates of Deposit	8,306	—	8,306	—
Certificates of Deposit	103,500	—	103,500	—
Commercial Paper	51,353	—	51,353	—
Corporate Notes/Bonds	137,400	—	137,400	—

	$452,722	$26,181	$426,541	$—

Financial Instruments

The Company considers the recorded costs of its financial assets and liabilities, which consist of cash equivalents, prepaid expenses, accounts payable and accrued liabilities, to approximate their fair value because of their relatively short maturities at March 31, 2018 and December 31, 2017. Management believes that the risks associated with its financial instruments are minimal as the counterparties are various corporations, financial institutions and government agencies of high credit standing.

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

The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of March 31, 2018 and December 31, 2017, as the Company has a history of collecting on all its accounts including from government agencies and collaborations funding its research.

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

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by subject progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations, clinical sites and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three months ended March 31, 2018 and 2017, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (“TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Code”). The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. In addition, the TCJA repealed the alternative minimum tax and provides for a refund of taxes paid between 2018 and 2021. With the passing of the TCJA, the Company will receive a refund in future periods for alternative minimum taxes paid in prior years. The Company therefore has recognized a benefit of approximately $1.1 million for these taxes.

The Company continues to evaluate the impact of the Global Low Taxed Intangible Income (“GILTI”) provision of the TCJA. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. In its consolidated financial statements for the year ended December 31, 2017, the Company elected an accounting policy to treat GILTI as a current period expense when incurred. The Company has estimated that it will not have any GILTI for 2018.

During December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The Company has recognized the provisional tax impacts related to the release of the valuation allowance with respect to AMT credits and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The Company continues to evaluate the effects of the TCJA and consider the amounts recorded to be provisional. Additional time is needed to ensure that we have fully analyzed and computed the tax effects of the TCJA on its tax accounts. The Company has not made any adjustments related to its provisional amounts recorded in this period, but continue to evaluate the provisions of the TCJA. The Company will complete its accounting during the measurement period provided under SAB 118 as the Company obtains further clarity on the application of the TCJA to its particular facts and report appropriately in 2018.

The Company recorded income tax expense of $0 and $1,600 for the three months ended March 31, 2018 and 2017, respectively. The Company’s effective tax rate for the three months ended March 31, 2018 and 2017 was approximately 0% for both periods, respectively. The Company’s annual effective tax rate of approximately 0% is substantially lower than the U.S. statutory rate of 21% due to valuation allowances recorded on current year losses where the Company is not at more-likely than not to recognize a future tax benefit.

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

For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. For awards that contain a performance condition, expense is amortized using the accelerated attribution method. Share-based compensation expense recognized in the statements of operations for the three months ended March 31, 2018 and 2017 is based on share-based awards ultimately expected to vest.

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

The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not paid dividends to its stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. Therefore, the Company has assumed an expected dividend rate of zero. For stock options granted, the exercise price was determined by using the closing market price of the Company’s common stock on the date of grant.

A restricted stock unit (“RSU”) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the fair market value of the Company’s common stock on the date of grant. The Company has granted RSUs that vest in three equal annual installments provided that the employee remains employed with the Company.

Beginning in the first quarter of 2016 and in the first quarter of 2017 and 2018, the Company granted time based RSUs that vest in three equal annual installments. In the first quarter of 2017, the Company granted performance-based RSUs, which vest based on the achievement of certain milestones that include (i) the submission of a new drug application (“NDA”) with the U.S. Food and Drug Administration (the “FDA”), (ii) the approval of the NDA by the FDA (the “Milestone RSUs”) and (iii) the achievement of certain comparative shareholder returns against the Company’s peers (the “TSR RSUs”). The Milestone RSUs were valued at the closing price on March 8, 2017. The RSUs that vest upon the NDA submission will be amortized through December 31, 2018 based on the probable vesting date. The amortization of the expenses for RSUs related to the approval of the NDA will commence if and when the NDA submission has been approved through the last day of the calendar year in which the milestone is achieved. The TSR RSUs were valued using the Monte Carlo Simulation method and will be amortized over the life of the RSU agreements which ends December 31, 2019. The Milestone RSUs and TSR RSUs are target based and the ultimate awards, if attained, could be the target amount or higher or lower than the target amount, depending on the timing or achievement of the goal. The expense recognition related to these equity grants is based on the Company’s best estimate.

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

Since the Company had net operating loss carryforwards as of March 31, 2018 and 2017, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations. In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (“ASU 2016-09”). ASU 2016-09 simplifies several areas of accounting for stock compensation, including simplification of the accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows and forfeitures. As of January 1, 2017, the Company adopted ASU 2016-09 for the quarter ended March 31, 2017. Accordingly, the Company recognized previously unrecognized excess tax benefits of $9.7 million recorded as deferred tax assets with a corresponding offsetting full valuation allowance at the beginning of 2017, which yielded no tax impact.

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

The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive as applied to the loss from operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Stock Options	724,978	516,515
RSUs	314,302	74,834
TSR RSUs	59,344	—

Recently Issued Accounting Standards

In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which has been subsequently updated (as updated, “ASC Topic 606”). The purpose of ASC Topic 606 is to provide enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies using U.S. GAAP and International Financial Reporting Standards. The core principle requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. ASC Topic 606 became effective for annual periods beginning after December 15, 2017.

The Company adopted this standard using the “modified retrospective method” which did not result in an impact to its financial statements as the Company has not had product sales to date. Upon commercializing a product or executing any revenue generating contracts, the Company will provide additional disclosures in the notes to the consolidated financial statements related to the relevant aspects of any revenue generating contracts that the Company has or into which the Company expects to enter.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The standard also clarifies the need to evaluate a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the Company’s other deferred tax assets. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017. The Company adopted ASU 2016-01 as of January 1, 2018 but the adoption did not have any material impact on the Company’s consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to address a specific consequence of the TCJA by allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA’s reduction of the U.S. federal corporate income tax rate. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The Company does not have any stranded tax effects of which this ASU would apply. Therefore, there is no impact to the Company’s consolidated financial statements.

3. Property and Equipment

Property and equipment consist of the following:

	March 31, 2018	December 31, 2017
Computer equipment	$47,738	$33,584
Furniture and fixtures	326,360	301,509
Scientific equipment	3,600,087	3,494,866
Leasehold improvements	149,470	—

	4,123,655	3,829,959
Less accumulated depreciation	(2,773,890)	(2,692,788)

	$1,349,765	$1,137,171

Depreciation expense for the three months ended March 31, 2018 and 2017 was $82,498 and $50,429, respectively.

4. Share-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan (the “Plan”) provides for the granting of stock-based awards, such as stock options, restricted common stock, RSUs and stock appreciation rights to employees, directors and consultants as determined by the Board of Directors. As of December 31, 2017, there were options to purchase 3,755,736 shares of common stock outstanding under the Plan. On June 16, 2015, the stockholders of the Company approved, at the Company’s 2015 Annual Meeting of Stockholders, an amendment to the Plan to increase the number of shares of common stock available for issuance under the Plan by 3,100,000 shares, to increase by 100,000 shares the maximum number of shares available for the issuance of options, stock appreciation rights and other similar awards to any one participant in any calendar year for purposes of meeting the requirements for qualified performance-based compensation under Section 162(m) of the Code, and to eliminate the evergreen provisions of the Plan under which 800,000 shares were automatically added to the plan on each of January 1, 2014 and 2015. Stock options granted under the Plan may be either incentive stock options (“ISOs”) as defined by the Code, or non-qualified stock options. The Board of Directors determines who will receive options, the vesting periods (which are generally two to three years) and the exercise prices of such options. Options have a maximum term of 10 years. The exercise price of ISOs granted under the Plan must be at least equal to the fair market value of the common stock on the date of grant.

Total stock-based compensation expense related to all of the Company’s share-based awards, including stock options and RSUs to employees, directors and consultants, recognized during the three months ended March 31, 2018 and 2017, was comprised of the following:

	Three Months Ended March 31,
	2018	2017
Research and development	$1,917,730	$1,370,066
General and administrative	2,369,373	2,790,612

Total share-based compensation expense	$4,287,103	$4,160,678

The following table describes the weighted-average assumptions used for calculating the value of options granted during the three months ended March 31, 2018 and 2017:

	2018	2017
Dividend yield	0%	0%
Expected volatility	85.8%	90.4%
Weighted-average risk-free interest rate	2.3%	2.1%
Expected term (in years)	6.0 years	6.0 years

Information regarding the stock options activity, including with respect to grants to employees, directors and consultants as of March 31, 2018, and changes during the three-month period then ended, are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Life
Outstanding at December 31, 2017 (audited)	3,755,736	$18.75	7.0 years
Options granted (unaudited)	651,569	$15.47	9.8 years
Options exercised (unaudited)	(24,530)	$13.77	5.8 years
Options canceled or expired (unaudited)	(2,818)	$18.76	9.2 years

Outstanding at March 31, 2018 (unaudited)	4,379,957	$18.29	7.2 years

Vested or expected to vest at March 31, 2018 (unaudited)	4,379,957	$18.29

Exercisable at March 31, 2018 (unaudited)	2,842,927	$18.21	6.3 years

The fair value of the time based RSUs and the Milestone RSUs is based on the closing price of the Company’s common stock on the date of grant. The fair value of the TSR RSUs was determined using the Monte Carlo simulation method.

Information regarding the time based RSU activity and changes during the three-month period ended March 31, 2018 are summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2017 (audited)	190,933	$25.48
RSU’s granted in 2018 (unaudited)	475,820	$15.47
RSU’s vested in 2018 (unaudited)	(70,905)	$28.34
RSU’s cancelled in 2018 (unaudited)	(1,451)	$16.96

Outstanding at March 31, 2018 (unaudited)	594,397	$17.15

Information related to the Company’s Milestone RSUs and the TSR RSUs during the three-month period ended March 31, 2018 are summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2017	347,199	$15.35
RSU’s granted in 2018	—	$—

Outstanding at March 31, 2018	347,199	$15.35

The weighted average estimated fair value per share of the TSR RSUs granted in the three months ended March 31, 2017 was $17.08, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 1.6%, and expected volatility of 95.4%. The TSR RSUs granted in the three months ended March 31, 2017 will entitle the grantee to receive a number of shares of the Company’s common stock determined over a three-year performance period ending and vesting on December 31, 2019, provided the grantee remains in the service of the Company on the settlement date. The Company expenses the cost of these awards ratably over the requisite service period. The number of shares for which the TSR RSUs will be settled will be a percentage of shares for which the award is targeted and will depend on the Company’s total shareholder return (as defined below), expressed as a percentile ranking of the Company’s total shareholder return as compared to the Company’s peer group (as defined below). The number of shares for which the TSR RSUs will be settled vary depending on the level of achievement of the goal. Total shareholder return is determined by dividing the average share value of the Company’s common stock over the 30 trading days preceding January 1, 2020 by the average share value of the Company’s common stock over the 30 trading days beginning on March 8, 2017, with a deemed reinvestment of any dividends declared during the performance period. The Company’s peer group includes 162 companies which comprise the Nasdaq Biotechnology Index, which was selected by the Compensation Committee of the Company’s Board of Directors and includes a range of biotechnology companies operating in several business segments.

The Company recognized non-cash stock-based compensation expense related to time based RSU’s for the three months ended March 31, 2018 and 2017 of approximately $1.1 million and $0.6 million, respectively. Total expense for all RSUs, including the time based, and performance based RSUs is $1.5 million and $0.7 million for the three months ending March 31, 2018 and 2017. As of March 31, 2018, there was $9.1 million of unrecognized compensation costs related to unvested time based RSUs. As of March 31, 2018, there was $3.8 million of unrecognized compensation costs related to unvested Milestone RSUs and TSR RSUs.

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

Under the agreement, the Company made an upfront payment of $1.0 million to BMS, a milestone payment of $1.25 million in December 2013, and a milestone payment of $1.5 million in December 2014 following the initiation of the Company’s first Phase 3 clinical trial for lumateperone for patients with exacerbated schizophrenia. Upon FDA acceptance of an NDA filing for lumateperone, the Company will be obligated to pay BMS a $2.0 million milestone payment. Based on the progress to date in the regulatory process, the Company believes that it is probable that this milestone will be achieved in 2018 and has therefore accrued the $2.0 million amount in the first quarter of 2018. Possible milestone payments remaining total $12.0 million including the $2.0 million milestone payment payable upon FDA acceptance of the NDA filing. Under the agreement, the Company may be obliged to make other milestone payments to BMS for each licensed product of up to an aggregate of approximately $14.75 million. The Company is also obliged to make tiered single digit percentage royalty payments on sales of licensed products. The Company is obliged to pay to BMS a percentage of non-royalty payments made in consideration of any sublicense.

The agreement extends, and royalties are payable, on a country-by-country and product-by-product basis, through the later of 10 years after first commercial sale of a licensed product in such country, expiration of the last licensed patent covering a licensed product, its method of manufacture or use, or the expiration of other government grants providing market exclusivity, subject to certain rights of the parties to terminate the agreement on the occurrence of certain events. On termination of the agreement, the Company may be obliged to convey to BMS rights in developments relating to a licensed compound or licensed product, including regulatory filings, research results and other intellectual property rights.

In September 2016, the Company transferred certain of its rights under the BMS agreement to its wholly owned subsidiary, ITI Limited. In connection with the transfer, the Company guaranteed ITI Limited’s performance of its obligations under the BMS agreement.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on March 1, 2018. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K filed on March 1, 2018, as updated from time to time in our subsequent periodic and current reports filed with the SEC.

Overview

We are a biopharmaceutical company focused on the discovery and clinical development of innovative, small molecule drugs that address underserved medical needs in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system, or CNS. Lumateperone (also known as ITI-007) is our lead product candidate with mechanisms of action that, we believe, may represent an effective treatment across multiple therapeutic indications. In our preclinical and clinical trials to date, lumateperone combines potent serotonin 5-HT2A receptor antagonism, dopamine receptor phosphoprotein modulation, or DPPM, glutamatergic modulation, and serotonin reuptake inhibition into a single drug candidate for the treatment of acute and residual schizophrenia and for the treatment of bipolar disorder, including bipolar depression. At dopamine D2 receptors, lumateperone has been demonstrated to have dual properties and to act as both a pre-synaptic partial agonist and a post-synaptic antagonist. Lumateperone has also been demonstrated to have affinity for dopamine D1 receptors and indirectly stimulate phosphorylation of glutamatergic NMDA GluN2B receptors in a mesolimbic specific manner. We believe that this regional selectivity in brain areas thought to mediate the efficacy of antipsychotic drugs, together with serotonergic, glutamatergic, and dopaminergic interactions, may result in efficacy for a broad array of symptoms associated with schizophrenia and bipolar disorder with improved psychosocial function. The serotonin reuptake inhibition potentially allows for antidepressant activity in the treatment of schizoaffective disorder, other disorders with co-morbid depression, and/or as a stand-alone treatment for major depressive disorder. We believe lumateperone may also be useful for the treatment of other psychiatric and neurodegenerative disorders, particularly behavioral disturbances associated with dementia, autism, and other CNS diseases. Lumateperone is in Phase 3 clinical development as a novel treatment for schizophrenia, bipolar depression and agitation associated with dementia, including Alzheimer’s disease, or AD. We had a pre-new drug application, or NDA, meeting with the U.S. Food and Drug Administration, or FDA, late in the first quarter of 2018 and reached agreement on the timing and content of a rolling NDA submission for lumateperone for the treatment of schizophrenia. We intend to complete the NDA submission in mid-2018.

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

We have a second major program called ITI-002 that has yielded a portfolio of compounds that selectively inhibits the enzyme phosphodiesterase type 1, or PDE1. ITI-214 is our lead compound in this program. We believe ITI-214 is the first compound in its class to successfully advance into Phase 1 clinical trials. We intend to pursue the development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, including cardiovascular disease. Following the positive safety and tolerability results in our Phase 1 program, we initiated our development program for ITI-214 for Parkinson’s disease and commenced patient enrollment in the third quarter of 2017 in a Phase 1/2 clinical trial of ITI-214 in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints. We anticipate top-line results from this trial will be available in the second half of 2018. In addition, in the first quarter of 2018, the investigational new drug application, or IND, went into effect for ITI-214 for the treatment of heart failure. Preparations are underway to initiate clinical conduct of the first clinical study in this program, a randomized, double-blind, placebo-controlled study of escalating single doses of ITI-214 to evaluate safety and hemodynamic effects in patients with systolic heart failure.

Our pipeline also includes preclinical programs that are focused on advancing drugs for the treatment of schizophrenia, Parkinson’s disease, AD and other neuropsychiatric and neurodegenerative disorders. We are also investigating the development of treatments for disease modification of neurodegenerative disorders and non-CNS diseases, including our ITI-333 development program. ITI-333 is designed as a potential treatment for substance use disorders, pain and psychiatric comorbidities including depression and anxiety. There is a pressing need to develop new drugs to treat opioid addiction and safe, effective, non-addictive treatments to manage pain. We believe the potential exists for ITI-333 to address these challenges. Preclinical safety studies with ITI-333 are currently ongoing and we expect to initiate clinical studies in 2019.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.

Revenues

We have not generated any revenue from product sales to date and we do not expect to generate revenues from product sales until at least 2019, if ever. We had no revenues for the three months ended March 31, 2018 and revenues for the three months ended March 31, 2017 were from a government grant. We have received and may continue to receive grants from U.S. government agencies and foundations.

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

Our ITI-002 program has a compound, ITI-214, in Phase 1 development. We intend to pursue the development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, including cardiovascular disease. We have initiated our development program for ITI-214 for Parkinson’s disease and commenced patient enrollment in the third quarter of 2017 in a Phase 1/2 clinical trial of ITI-214 in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints. In addition, in the first quarter of 2018, the IND went into effect for ITI-214 for the treatment of heart failure. Preparations are underway to initiate clinical conduct of the first clinical study in this program, a randomized, double-blind, placebo-controlled study of escalating single doses of ITI-214 to evaluate safety and hemodynamic effects in patients with systolic heart failure. Our other projects are still in the preclinical stages, and will require extensive funding not only to complete preclinical testing, but to commence and complete clinical trials. Expenditures that we incur on these projects will be subject to availability of funding in addition to the funding required for the advancement of lumateperone. Any failure or delay in the advancement of lumateperone could require us to re-allocate resources from our other projects to the advancement of lumateperone, which could have a significant material adverse impact on the advancement of these other projects and on our results of operations. Our operating expenses are comprised of (i) research and development expenses and (ii) general and administrative expenses. Our research and development costs are comprised of:

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

We expect that research and development expenses will increase significantly as we proceed with our Phase 3 clinical trials of lumateperone for the treatment of bipolar disorder and for the treatment of agitation in patients with dementia, including AD, and as we proceed with increased manufacturing of drug product for clinical trials and pre-commercialization testing. We also expect that our general and administrative costs will increase from prior periods primarily due to costs to perform pre-product commercialization activities and the increased costs associated with being a public reporting entity, which could include hiring additional personnel. We granted options to purchase 982,993 shares of our common stock in 2017 and have granted options to purchase an additional 651,569 shares of our common stock in January 2018. We also granted time based restricted stock units, or RSUs, for 154,922 of our common stock in 2017 and time based RSUs for 475,820 shares of our common stock in January 2018. We will recognize expense associated with these RSUs and options over the next three years in both research and development expenses and general and administrative expenses. In the first quarter of 2017, we also granted performance based RSUs, which vest based on the achievement of certain milestones that include (i) the submission of a NDA with the FDA, (ii) the approval of the NDA by the FDA, or the Milestone RSUs, and (iii) the achievement of certain comparative shareholder returns against our peers, or the TSR RSUs. The Milestone RSUs were valued at the closing price on March 8, 2017. The RSUs related to the NDA submission will be amortized through December 31, 2018 based on the probable vesting date. The amortization of the expenses of the RSUs related to the approval of the NDA will commence if and when the filing has been approved through the last day of the calendar year in which the milestone is achieved. The TSR RSUs were valued using the Monte Carlo simulation method and will be amortized over the life of the RSU agreements which ends December 31, 2019. The Milestone RSUs and the TSR RSUs are target based and the ultimate awards, if attained, could be the target amount or higher or lower than the target amount, depending on the timing or achievement of the goal. We expect this non-cash expense to be substantial and affect quarter to quarter and year to date comparisons in the upcoming year. We expect to continue to grant stock options and other stock-based awards in the future, which will increase our stock-based compensation expense in future periods.

The following table sets forth our revenues, operating expenses, interest income and income tax expense for the three month periods ended March 31, 2018 and 2017 (in thousands):

	For the three months ended March 31,
	2018	2017
	(Unaudited)
Revenues	$—	$95
Expenses
Research and development	30,703	21,539
General and administrative	6,381	6,310

Total costs and expenses	37,084	27,849

Loss from operations	(37,084)	(27,754)
Interest income	1,604	822
Income tax expense	—	(2)

Net loss	$(35,480)	$(26,934)

Comparison of Three Month Periods Ended March 31, 2018 and March 31, 2017

Revenues

Revenues for the three months ended March 31, 2018 were zero as compared to approximately $95,000 for the three months ended March 31, 2017. Revenues during the three month period ended March 31, 2017 were related to a government grant.

Research and Development Expenses

Research and development expenses increased to $30.7 million for the three month period ended March 31, 2018 as compared to $21.5 million for the three month period ended March 31, 2017, representing an increase of approximately 43%. This change is due primarily to an increase of approximately $5.9 million of costs associated with outside clinical and non-clinical costs, an increase of approximately $1.3 million of internal costs and an accrual of $2 million for a milestone payment under the BMS agreement payable upon FDA acceptance of an NDA filing for lumateperone. In the three months ended March 31, 2018, the $30.7 million of research and development costs were comprised primarily of development costs for lumateperone for the treatment of schizophrenia of approximately $6.6 million, development costs for lumateperone in patients with bipolar depression and dementia, including AD, of approximately $6.6 million, and approximately $900,000 for development costs for our PDE program, manufacturing expense of approximately $6.8 million and $9.8 million of other clinical and non-clinical expenses. In the three months ended March 31, 2017, the $21.5 million of research and development costs were comprised primarily of development costs for lumateperone for the treatment of schizophrenia of approximately $8.8 million, development costs for lumateperone in patients with bipolar depression and dementia, including AD, of approximately $3.5 million, manufacturing expense of approximately $4.4 million and $4.8 million of other clinical and non-clinical expenses. Internal costs are comprised primarily of labor, fringe benefits, materials, stock-based compensation, supplies and facilities and maintenance costs and were approximately $5.0 million and $3.7 million in the three months ended March 31, 2018 and 2017, respectively, and this difference is part of the increase in expenses discussed above.

As development of lumateperone progresses, we anticipate costs for lumateperone to increase due primarily to ongoing and planned clinical trials relating to our lumateperone programs in the remainder of 2018 and in the next several years as we conduct Phase 3 and other clinical trials. We are also required to complete non-clinical testing to obtain FDA approval and manufacture material needed for clinical trial use, which includes non-clinical testing of the drug product and the creation of an inventory of drug product in anticipation of possible FDA approval. As of March 31, 2018, we employed 36 full time personnel in our research and development group as compared to 31 full time personnel at March 31, 2017. We expect to hire additional staff as we increase our development efforts and grow our business in the upcoming years.

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

The successful development of our product candidates and the approval process requires substantial time, effort and financial resources, and is uncertain and subject to a number of risks. We cannot be certain that any of our product candidates will prove to be safe and effective, will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval, or will be granted marketing approval on a timely basis, if at all. Data from pre-clinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval or could result in label warnings related to or recalls of approved products. We, the FDA, or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our product candidates. Other risks associated with our product candidates are described in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 1, 2018, as updated from time to time in our other periodic and current reports filed with the SEC.

General and Administrative Expenses

General and administrative expenses increased by $71,000 for the three month period ended March 31, 2018 as compared to the three month period ended March 31, 2017, representing an increase of approximately 1%. The comparative increase is primarily due to increased labor and pre-commercialization costs of approximately $530,000, and is offset in part by lower stock compensation expense of $421,000. Salaries, bonuses and related benefit costs for our executive, finance and administrative functions for the three months ended March 31, 2018 and 2017 constituted approximately 61% and 64%, respectively, of our total general and administrative costs. The next major categories of expenses are patent costs, legal, accounting and other professional fees and, to a lesser extent, facilities and general office-related overhead. We expect all general and administrative costs to increase as we expand our operations and conduct pre-commercialization activities.

Liquidity and Capital Resources

Through March 31, 2018, we provided funds for our operations by obtaining approximately $879.9 million of cash primarily through public and private offerings of our common stock and other securities, grants from government agencies and foundations and payments received under the terminated Takeda License Agreement. We do not believe that grant revenue will be a significant source of funding in the near future. On October 2, 2017, we completed a public offering of 9,677,419 shares of our common stock for aggregate gross proceeds of approximately $150 million and net proceeds of approximately $140.6 million. On October 5, 2017, the underwriters exercised in full their option to purchase an additional 1,451,613 shares. All of the shares in the offering were sold by the Company, with gross proceeds to the Company of approximately $172 million from the offering of an aggregate of 11,129,032 shares and net proceeds of approximately $162 million, after deducting underwriting discounts, commissions and estimated offering expenses.

As of March 31, 2018, we had a total of approximately $437.0 million in cash and cash equivalents and available-for-sale investment securities, and approximately $19.7 million of short-term liabilities consisting entirely of liabilities from operations. During three months ended March 31, 2018, we spent approximately $28.9 million in cash for operations and equipment. This total does not include an offset for $1.6 million of interest income received. This use of cash was primarily for conducting clinical trials and non-clinical testing, including manufacturing related activities and funding recurring operating expenses. We decreased working capital by approximately $31.5 million for the three months ended March 31, 2018.

Over the next three quarters of 2018, subject to the timing of clinical trials, regulatory activities, manufacturing, precommercial and other development activities, we expect to spend between $150 million and $170 million. We expect these expenditures to be due primarily to the development of lumateperone in patients with schizophrenia, behavioral disturbances in dementia, bipolar disorder and depressive disorders, our ITI-007 long acting injectable development program through pre-clinical and early clinical development, research and preclinical development of our other product candidates, including ITI-214, the continuation of manufacturing activities in connection with the development of lumateperone, recurring expenses and costs to produce, develop and validate materials to be used in clinical and non-clinical studies related to lumateperone, and expenses associated with our other development programs, pre-commercialization activities and general operations. We expect that cash expenditures beyond 2018 will at least remain at the 2018 projected level of spending or increase moderately as we further expect to expand the lumateperone clinical stage programs; continue the ITI-007 long acting injectable development program through pre-clinical and early clinical development; expand our ITI-214 clinical stage development programs and the research and preclinical development of our other product candidates; continue the manufacturing and pre-commercial activities in connection with the development of lumateperone and the early stage pre-commercial launch activities for lumateperone. We believe that our existing cash and cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements into 2020.

We will require significant additional financing in the future to continue to fund our operations. We believe that we have the funding in place to complete the additional clinical and non-clinical trials, manufacturing and pre-commercialization activities needed for potential regulatory approval and commercialization of lumateperone in patients with schizophrenia. With our existing cash, cash equivalents and available-for-sale investment securities, we believe that we have the funds to complete our ongoing clinical trials of lumateperone in bipolar disorder as a monotherapy and as an adjunctive therapy with lithium or valproate and our ongoing clinical trial of ITI-007 for the treatment of agitation in patients with dementia, including AD. We also plan to fund additional clinical trials of lumateperone for the treatment of behavioral disturbances in dementia; preclinical and clinical development of ITI-007 long acting injectable development program; additional clinical trials of lumateperone; continued clinical development of our PDE program, including ITI-214; research and preclinical development of our other product candidates; and the continuation of manufacturing activities in connection with the development of lumateperone. We anticipate requiring additional funds to obtain regulatory approval for lumateperone in patients with dementia, including AD, for further development of lumateperone in patients with bipolar disorder, depressive disorders and other indications, and for development of our other product candidates. We have incurred losses in every year since inception with the exception of 2011, when we received an up-front fee and a milestone payment related to the Takeda License Agreement. These losses have resulted in significant cash used in operations. For the three months ended March 31, 2018, we used net cash in operating activities and purchases of equipment of approximately $28.9 million. This total does not include an offset for $1.6 million of interest income received. While we have several research and development programs underway, the lumateperone program has advanced the furthest and will continue to consume increasing amounts of cash for conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct the activities necessary to pursue FDA approval of lumateperone and our other product candidates, we expect the amount of cash to be used to fund operations to increase over the next several years.

With the termination of the Takeda License Agreement in October 2014, we are responsible for the costs of developing ITI-214. On September 15, 2015, Takeda completed the transfer of the IND for ITI-214 to us. We intend to pursue the development of our PDE1 program, including ITI-214 for the treatment of several CNS and non-CNS conditions. We anticipate a moderate increase in our operating expenses related to our PDE development programs. Following the positive safety and tolerability results in our Phase 1 program, we have initiated our development program for ITI-214 for Parkinson’s disease and commenced patient enrollment in the third quarter of 2017 in a Phase 1/2 clinical trial of ITI-214 in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints. In addition, in the first quarter of 2018, the IND went into effect for ITI-214 for the treatment of heart failure. Preparations are underway to initiate clinical conduct of the first clinical study in this program, a randomized, double-blind, placebo-controlled study of escalating single doses of ITI-214 to evaluate safety and hemodynamic effects in patients with systolic heart failure. We expect these expenses to increase for 2019 and beyond.

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

In 2014, we entered into a long-term lease, which was amended in December 2015, for 16,753 square feet of useable laboratory and office space located at 430 East 29th Street, New York, New York 10016. Due to the amortization of total lease payments, we have recognized $2.9 million of deferred rent through March 31, 2018. We occupied these facilities as our headquarters in March 2015, replacing our previous laboratories and offices. The lease, as amended, has a term of 12 years. We expect that our facility related costs will increase moderately from year to year as a result of leasing this facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

Total contractual obligations as of March 31, 2018 are summarized in the following table (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$14,594	$1,468	$4,673	$3,353	$5,100

The table of Contractual Obligations and Commitments does not reflect that, under the License Agreement with BMS, we may be obligated to make future milestone payments to BMS totaling $12 million of which $2.0 million has been accrued as of March 31, 2018; to make other future milestone payments to BMS for each licensed product of up to an aggregate of approximately $14.75 million; to make tiered single digit percentage royalty payments on sales of licensed products; and to pay BMS a percentage of non-royalty payments made in consideration of any sublicense.

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies during the three months ended March 31, 2018.

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

Recently Issued Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. For the recently issued accounting standards that we believe may have an impact on our financial statements, see “Recently Issued Accounting Pronouncements” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 1, 2018.

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: the accuracy of our estimates regarding expenses, future revenues, uses of cash, cash equivalents and investment securities, capital requirements and the need for additional financing; the initiation, cost, timing, progress and results of our development activities, pre-clinical studies and clinical trials; the timing of and our ability to obtain and maintain regulatory approval, or submit an application for regulatory approval, of our existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates; our plans to research, develop and commercialize our product candidates; the election by any collaborator to pursue research, development and commercialization activities; our ability to obtain future reimbursement and/or milestone payments from our collaborators; our ability to attract collaborators with development, regulatory and commercialization expertise; our ability to obtain and maintain intellectual property protection for our product candidates; our ability to successfully commercialize our product candidates; the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials; our ability to obtain additional financing; our use of the proceeds from our securities offerings; our exposure to investment risk, interest rate risk and capital market risk; and our ability to attract and retain key scientific or management personnel.

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

Interest Rate Sensitivity. As of March 31, 2018, we had cash, cash equivalents and marketable securities of approximately $437.0 million consisting of cash deposited in a highly rated financial institution in the United States, in a short-term U.S. Treasury money market fund, and in high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates, although the recent rise in interest rates has resulted in our unrealized loss on investments as of March 31, 2018 and 2017 totaling approximately $1.2 million and $292,000, respectively. Since we plan on holding those investments to maturity, no recognition of impairment is required. Declines in interest rates, however, would reduce future investment income.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 1, 2018.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2018.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017 (audited), (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: May 3, 2018	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Date: May 3, 2018	By:	/s/ Lawrence J. Hineline
Lawrence J. Hineline
Vice President of Finance and Chief Financial Officer