Form 10-Q
period 2018-06-30
Intra-Cellular Therapies, Inc.
filed 2018-08-02
CIK 1567514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 2, 2018, the registrant had 54,709,272 shares of common stock outstanding.

Intra-Cellular Therapies, Inc.

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” mean Intra-Cellular Therapies, Inc. and our subsidiaries. “ITI” refers to our wholly-owned subsidiary ITI, Inc. and “ITI Limited” refers to our wholly-owned subsidiary ITI Limited.

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$69,767,045	$37,790,114
Investment securities, available-for-sale	333,997,440	426,540,921
Prepaid expenses and other current assets	5,896,583	4,884,293

Total current assets	409,661,068	469,215,328
Property and equipment, net	1,275,387	1,137,171
Long term deferred tax asset, net	1,058,435	1,058,435
Other assets	78,833	75,765

Total assets	$412,073,723	$471,486,699

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,378,870	$6,173,539
Accrued and other current liabilities	10,462,217	6,424,221
Accrued employee benefits	3,094,280	1,611,846

Total current liabilities	18,935,367	14,209,606
Long-term deferred rent	2,750,914	2,840,132

Total liabilities	21,686,281	17,049,738
Stockholders’ equity:
Common stock, $.0001 par value: 100,000,000 shares authorized; 54,700,580 and 54,597,679 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	5,470	5,460
Additional paid-in capital	871,516,637	862,479,505
Accumulated deficit	(480,105,241)	(407,248,780)
Accumulated comprehensive loss	(1,029,424)	(799,224)

Total stockholders’ equity	390,387,442	454,436,961

Total liabilities and stockholders’ equity	$412,073,723	$471,486,699

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$—	$114,741	$—	$210,028
Costs and expenses:
Research and development	32,439,270	12,478,638	63,142,268	34,017,596
General and administrative	6,728,987	6,254,616	13,110,215	12,565,102

Total costs and expenses	39,168,257	18,733,254	76,252,483	46,582,698

Loss from operations	(39,168,257)	(18,618,513)	(76,252,483)	(46,372,670)
Interest income	1,793,474	857,809	3,397,622	1,679,984

Loss before provision for income taxes	(37,374,783)	(17,760,704)	(72,854,861)	(44,692,686)
Income tax expense	1,600	—	1,600	1,600

Net loss	$(37,376,383)	$(17,760,704)	$(72,856,461)	$(44,694,286)

Net loss per common share:
Basic & Diluted	$(0.68)	$(0.41)	$(1.33)	$(1.03)
Weighted average number of common shares:
Basic & Diluted	54,696,698	43,419,798	54,686,550	43,402,796

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(37,376,383)	$(17,760,704)	$(72,856,461)	$(44,694,286)
Other comprehensive loss:
Unrealized gain (loss) on investment securities	210,326	(24,119)	(230,200)	1,412

Comprehensive loss	$(37,166,057)	$(17,784,823)	$(73,086,661)	$(44,692,874)

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	(Unaudited) Six Months Ended June 30,
	2018	2017
Cash flows used in operating activities
Net loss	$(72,856,461)	$(44,694,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	178,276	101,801
Share-based compensation expense	8,597,808	8,529,819
Issuance of common stock for services	95,408	95,456
Net accretion of discounts and amortization of premiums of available-for-sale securities	(234,256)	314,826
Changes in operating assets and liabilities:
Accounts receivable	—	32,404
Prepaid expenses and other assets	(1,015,358)	(2,139,726)
Accounts payable	(794,669)	(1,979,395)
Accrued liabilities	5,451,351	(1,616,227)
Deferred rent	(20,139)	68,477

Net cash used in operating activities	(60,598,040)	(41,286,851)

Cash flows provided by investing activities
Purchases of investments	(183,657,067)	(206,034,513)
Maturities of investments	276,204,604	228,141,889
Purchases of property and equipment	(316,492)	(103,088)

Net cash provided by investing activities	92,231,045	22,004,288

Cash flows provided by financing activities
Proceeds from stock option exercises	343,926	230,784

Net cash provided by financing activities	343,926	230,784

Net increase (decrease) in cash and cash equivalents	31,976,931	(19,051,779)

Cash and cash equivalents at beginning of period	37,790,114	48,642,225

Cash and cash equivalents at end of period	$69,767,045	$29,590,446

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2018

1. Organization

Intra-Cellular Therapies, Inc. (the “Company”), through its wholly-owned operating subsidiaries, ITI, Inc. (“ITI”) and ITI Limited, is a biopharmaceutical company focused on the discovery and clinical development of innovative, small molecule drugs that address underserved medical needs primarily in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system (“CNS”). The Company’s lead product candidate, lumateperone, is in Phase 3 clinical development as a novel treatment for schizophrenia, bipolar depression and agitation associated with dementia, including Alzheimer’s disease.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of Intra-Cellular Therapies, Inc. and its wholly own subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles set forth in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). All intercompany accounts and transactions have been eliminated in consolidation. The Company currently operates in one operating segment. Operating segments are defined as components of an enterprise about which separate discrete information is available for the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance. The Company views its operations and manages its business in one segment, which is discovering and developing drugs primarily for the treatment of neurological and psychiatric disorders.

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

Investment Securities

Investment securities consisted of the following (in thousands):

	June 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(unaudited)
U.S. Government Agency Securities	$123,718	$—	$(503)	$123,215
FDIC Certificates of Deposit (1)	2,695	—	—	2,695
Certificates of Deposit	31,000	—	—	31,000
Commercial Paper	48,142	—	(41)	48,101
Corporate Notes/Bonds	129,471	—	(485)	128,986

	$335,026	$—	$(1,029)	$333,997

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$126,330	$—	$(348)	$125,982
FDIC Certificates of Deposit (1)	8,306	—	—	8,306
Certificates of Deposit	103,500	—	—	103,500
Commercial Paper	51,414	—	(61)	51,353
Corporate Notes/Bonds	137,790	—	(390)	137,400

	$427,340	$—	$(799)	$426,541

(1)	“FDIC Certificates of Deposit” consist of deposits that are less than $250,000.

The Company has classified all of its investment securities available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of June 30, 2018 and December 31, 2017, the Company held $98.8 million and $93.3 million, respectively, of available-for-sale investment securities with contractual maturity dates more than one year and less than two years.

The Company monitors its investment portfolio for impairment quarterly or more frequently if circumstances warrant. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, the Company records an impairment charge within earnings attributable to the estimated credit loss. In determining whether a decline in the value of an investment is other-than-temporary, the Company evaluates currently available factors that may include, among others: (1) general market conditions; (2) the duration and extent to which fair value has been less than the carrying value; (3) the investment issuer’s financial condition and business outlook; and (4) the Company’s assessment as to whether it is more likely than not that the Company will be required to sell a security prior to recovery of its amortized cost basis. As of June 30, 2018, the aggregate related fair value of investments with unrealized losses was $305.3 million and the aggregate amount of unrealized losses was $1.0 million. Of the $305.3 million, $295.8 million have been held in a continuous unrealized loss position for less than 12 months and $9.5 million have been held in a continuous loss position for 12 months or longer. The total continuous unrealized loss for investments held for less than 12 months and for investments held for 12 months or longer is approximately $1.0 million and $13,000, respectively. As of December 31, 2017, the Company had approximately $37.3 million of investments with a continuous unrealized loss for 12 months or longer of approximately $42,000.

The Company attributes the unrealized losses on the available-for-sale securities as of June 30, 2018 and December 31, 2017 to the rise in related market interest rates. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk. As such, the Company does not consider these securities to be other-than-temporarily impaired.

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

The Company has no assets or liabilities that were measured using quoted prices for significant unobservable inputs (Level 3 assets and liabilities) as of June 30, 2018 and December 31, 2017. The carrying value of cash held in money market funds of approximately $43.7 million as of June 30, 2018 and $26.2 million as of December 31, 2017 is included in cash and cash equivalents and approximates market value based on quoted market price or Level 1 inputs. The carrying value of cash held in Certificates of Deposit and Commercial Paper of approximately $20.0 million and $5.0 million as of June 30, 2018, respectively, is included in cash and cash equivalents.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$43,744	$43,744	$—	$—
U.S. Government Agency Securities	123,215	—	123,215	—
FDIC Certificates of Deposit	2,695	—	2,695	—
Certificates of Deposit	51,000	—	51,000	—
Commercial Paper	53,100	—	53,100	—
Corporate Notes/Bonds	128,986	—	128,986	—

	$402,740	$43,744	$358,996	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$26,181	$26,181	$—	$—
U.S. Government Agency Securities	125,982	—	125,982	—
FDIC Certificates of Deposit	8,306	—	8,306	—
Certificates of Deposit	103,500	—	103,500	—
Commercial Paper	51,353	—	51,353	—
Corporate Notes/Bonds	137,400	—	137,400	—

	$452,722	$26,181	$426,541	$—

Financial Instruments

The Company considers the recorded costs of its financial assets and liabilities, which consist of cash equivalents, prepaid expenses, accounts payable and accrued liabilities, to approximate their fair value because of their relatively short maturities at June 30, 2018 and December 31, 2017. At June 30, 2018, the Company has approximately $2.4 million as a prepaid related to a regulatory filing fee that is expected to be refunded within the next year. Management believes that the risks associated with its financial instruments are minimal as the counterparties are various corporations, financial institutions and government agencies of high credit standing.

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

The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of June 30, 2018 and December 31, 2017, as the Company has a history of collecting on all its accounts including from government agencies and collaborations funding its research.

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

Research and Development

Except for payments made in advance of services, the Company expenses its research and development costs as incurred. For payments made in advance, the Company recognizes research and development expense as the services are rendered. Research and development costs primarily consist of salaries and related expenses for personnel and resources and the costs of clinical trials. Other research and development expenses include preclinical analytical testing, manufacturing of drug product, external services, providers, materials and consulting fees.

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

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by subject progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and external service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations, clinical sites and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three and six months ended June 30, 2018 and 2017, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (“TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Code”). The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. In addition, the TCJA repealed the alternative minimum tax (“AMT”) and provides for a refund of taxes paid between 2018 and 2021. With the passing of the TCJA, the Company will receive a refund in future periods for AMT paid in prior years. The Company therefore has recognized a benefit of approximately $1.1 million for these taxes.

During December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The Company has recognized the provisional tax impacts related to the release of the valuation allowance with respect to AMT credits and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The Company continues to evaluate the effects of the TCJA and consider the amounts recorded to be provisional. Additional time is needed to ensure that the Company has fully analyzed and computed the tax effects of the TCJA on its tax accounts. The Company has not made any adjustments related to its provisional amounts recorded in this period, but continues to evaluate the provisions of the TCJA. The Company will complete its accounting during the measurement period provided under SAB 118 as the Company obtains further clarity on the application of the TCJA to its particular facts and report appropriately in 2018.

The Company recorded income tax expense of $1,600 for the three and six months ended June 30, 2018 and $0 and $1,600 for the three and six months ended June 30, 2017, respectively. The Company’s effective tax rate for the three months ended June 30, 2018 and 2017 was approximately 0% for both periods, respectively. The Company’s annual effective tax rate of approximately 0% is substantially lower than the U.S. statutory rate of 21% due to valuation allowances recorded on current year losses where the Company is not more likely than not to recognize a future tax benefit.

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

For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. For awards that contain a performance condition, expense is amortized using the accelerated attribution method. Share-based compensation expense recognized in the statements of operations for the three and six months ended June 30, 2018 and 2017 is based on share-based awards ultimately expected to vest.

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

Beginning in the first quarter of 2016 and in the first quarter of 2017 and 2018, the Company granted time-based RSUs that vest in three equal annual installments. In the first quarter of 2017, the Company granted performance-based RSUs, which vest based on the achievement of certain milestones that include (i) the submission of a new drug application (“NDA”) with the U.S. Food and Drug Administration (the “FDA”), (ii) the approval of the NDA by the FDA (collectively, the “Milestone RSUs”) and (iii) the achievement of certain comparative shareholder returns against the Company’s peers (the “TSR RSUs”). The Milestone RSUs were valued at the closing price on March 8, 2017. The Milestone RSUs that vest upon the NDA submission will be amortized through December 31, 2018 based on the probable vesting date. The amortization of the expenses for Milestone RSUs related to the approval of the NDA will commence if and when the NDA submission has been approved through the last day of the calendar year in which the milestone is achieved. The TSR RSUs were valued using the Monte Carlo Simulation method and will be amortized over the life of the RSU agreements which ends December 31, 2019. The Milestone RSUs and TSR RSUs are target based and the ultimate awards, if attained, could be the target amount or higher or lower than the target amount, depending on the timing or achievement of the goal. The expense recognition related to these equity grants is based on the Company’s best estimate.

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

Since the Company had net operating loss carryforwards as of June 30, 2018 and 2017, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations. In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (“ASU 2016-09”). ASU 2016-09 simplifies several areas of accounting for stock compensation, including simplification of the accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows and forfeitures. As of January 1, 2017, the Company adopted ASU 2016-09 for the quarter ended March 31, 2017. Accordingly, the Company recognized previously unrecognized excess tax benefits of $9.7 million recorded as deferred tax assets with a corresponding offsetting full valuation allowance at the beginning of 2017, which yielded no tax impact.

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

The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive as applied to the loss from operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	797,638	483,782	797,560	483,782
RSUs	353,672	66,980	347,373	65,870
TSR RSUs	67,924	129,322	67,924	81,452

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 allows the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently analyzing the impact of ASU 2016-02 and, at this time, has not yet determined the impact of the new standard on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to address a specific consequence of the TCJA by allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA’s reduction of the U.S. federal corporate income tax rate. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The Company does not have any stranded tax effects to which this ASU would apply. Therefore, there is no impact to the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718)—Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). The standard allows for the entity to only remeasure equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. After adoption, the nonemployee share-based payment awards would be treated similar to employee share-based payment awards going forward. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently analyzing the impact of ASU 2018-07 and, at this time, has not yet determined the impact of the new standard on the Company’s consolidated financial statements.

3. Property and Equipment

Property and equipment consist of the following:

	June 30, 2018	December 31, 2017
Computer equipment	$47,738	$33,584
Furniture and fixtures	328,859	301,509
Scientific equipment	3,596,155	3,494,866
Leasehold improvements	149,470	—

	4,122,222	3,829,959
Less accumulated depreciation	(2,846,835)	(2,692,788)

	$1,275,387	$1,137,171

Depreciation expense for the six months ended June 30, 2018 and 2017 was $178,276 and $101,801, respectively.

4. Share-Based Compensation

On June 18, 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the granting of stock-based awards, such as stock options, restricted common stock, RSUs and stock appreciation rights to employees, directors and consultants as determined by the Board of Directors. The 2018 Plan replaced the Company’s Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”). The Company will grant no further stock options or other awards under the 2013 Plan. Any options or other awards outstanding under the 2013 Plan remain outstanding in accordance with their terms and the terms of the 2013 Plan. As of June 30, 2018, the total number of shares reserved under all equity plans is 10,287,390 and the Company had 5,239,670 shares available for future issuance under the 2018 Plan. Stock options granted under the Plan may be either incentive stock options (“ISOs”) as defined by the Code, or non-qualified stock options. The Board of Directors determines who will receive options, the vesting periods (which are generally two to three years) and the exercise prices of such options. Options have a maximum term of 10 years. The exercise price of ISOs granted under the Plan must be at least equal to the fair market value of the common stock on the date of grant.

Total stock-based compensation expense related to all of the Company’s share-based awards including stock options and RSUs to employees, directors and consultants recognized during the three and six months ended June 30, 2018 and 2017, was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$1,877,536	$1,544,832	$3,795,267	$2,914,898
General and administrative	2,433,169	2,824,309	4,802,541	5,614,921

Total share-based compensation expense	$4,310,705	$4,369,141	$8,597,808	$8,529,819

The following table describes the weighted-average assumptions used for calculating the value of options granted during the six months ended June 30, 2018 and June 30, 2017:

	2018	2017
Dividend yield	0%	0%
Expected volatility	85.2%-85.8%	87.4%-90.4%
Weighted-average risk-free interest rate	2.4%	2.1%
Expected term	6.0 years	5.9 years

Information regarding the stock options activity, including with respect to grants to employees, directors and consultants as of June 30, 2018 and changes during the six-month period then ended, are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Life
Outstanding at December 31, 2017 (audited)	3,755,736	$18.75	7.0 years
Options granted (unaudited)	774,208	$16.02	9.6 years
Options exercised (unaudited)	(27,030)	$12.72	5.3 years
Options canceled or expired (unaudited)	(12,277)	$16.97	9.3 years

Outstanding at June 30, 2018 (unaudited)	4,490,637	$18.32	7.1 years

Vested or expected to vest at June 30, 2018 (unaudited)	4,490,637	$18.32

Exercisable at June 30, 2018 (unaudited)	2,967,178	$18.11	6.1 years

The fair value of the time-based RSUs and the Milestone RSUs is based on the closing price of the Company’s common stock on the date of grant. The fair value of the TSR RSUs was determined using the Monte Carlo simulation method.

Information regarding the time-based RSU activity and changes during the six-month period ended June 30, 2018 are summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2017 (audited)	190,933	$25.48
RSU’s granted in 2018 (unaudited)	504,198	$16.89
RSU’s vested in 2018 (unaudited)	(70,905)	$28.34

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
RSU’s cancelled in 2018 (unaudited)	(4,683)	$15.93

Outstanding at June 30, 2018 (unaudited)	619,543	$18.24

Information related to the Company’s Milestone RSUs and the TSR RSUs during the six-month period ended June 30, 2018 are summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2017	347,199	$15.35
RSU’s granted in 2018	—	$—

Outstanding at June 30, 2018	347,199	$15.35

The weighted average estimated fair value per share of the TSR RSUs granted in the three months ended March 31, 2017 was $17.08, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 1.6%, and expected volatility of 95.4%. The TSR RSUs granted in the three months ended March 31, 2017 will entitle the grantee to receive a number of shares of the Company’s common stock determined over a three-year performance period ending and vesting on December 31, 2019, provided the grantee remains in the service of the Company on the settlement date. The Company expenses the cost of these awards ratably over the requisite service period. The number of shares for which the TSR RSUs will be settled will be a percentage of shares for which the award is targeted and will depend on the Company’s total shareholder return (as defined below), expressed as a percentile ranking of the Company’s total shareholder return as compared to the Company’s peer group (as defined below). The number of shares for which the TSR RSUs will be settled vary depending on the level of achievement of the goal. Total shareholder return is determined by dividing the average share value of the Company’s common stock over the 30 trading days preceding January 1, 2020 by the average share value of the Company’s common stock over the 30 trading days beginning on March 8, 2017, with a deemed reinvestment of any dividends declared during the performance period. The Company’s peer group includes 192 companies which comprise the Nasdaq Biotechnology Index, which was selected by the Compensation Committee of the Company’s Board of Directors and includes a range of biotechnology companies operating in several business segments.

The Company recognized non-cash stock-based compensation expense related to time based RSU’s for the three and six months ended June 30, 2018 of approximately $1.2 million and $2.3 million, respectively, as compared to $578,000 and $1.1 million for the three and six months ended June 30, 2017, respectively. Total expense for all RSUs, including the time-based and performance-based RSU grants for the three and six months ended June 30, 2018 was approximately $1.5 million and $3.0 million respectively as compared to $1.1 million and $1.8 million, respectively for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, there was $8.4 million of unrecognized compensation costs related to unvested time-based RSUs. As of June 30, 2018, there was $3.5 million of unrecognized compensation costs related to unvested Milestone RSU grants and TSR RSU grants.

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

6. Legal Matters

The Company is not currently a party to any material legal proceedings.

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

Overview

We are a biopharmaceutical company focused on the discovery and clinical development of innovative, small molecule drugs that address underserved medical needs primarily in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system, or CNS. Lumateperone (also known as ITI-007) is our lead product candidate with mechanisms of action that, we believe, may represent an effective treatment across multiple therapeutic indications. In our preclinical and clinical trials to date, lumateperone combines potent serotonin 5-HT2A receptor antagonism, dopamine receptor phosphoprotein modulation, or DPPM, glutamatergic modulation, and serotonin reuptake inhibition into a single drug candidate for the treatment of acute and residual schizophrenia and for the treatment of bipolar disorder, including bipolar depression. At dopamine D2 receptors, lumateperone has been demonstrated to have dual properties and to act as both a pre-synaptic partial agonist and a post-synaptic antagonist. Lumateperone has also been demonstrated to have affinity for dopamine D1 receptors and indirectly stimulate phosphorylation of glutamatergic NMDA GluN2B receptors in a mesolimbic specific manner. We believe that this regional selectivity in brain areas thought to mediate the efficacy of antipsychotic drugs, together with serotonergic, glutamatergic, and dopaminergic interactions, may result in efficacy for a broad array of symptoms associated with schizophrenia and bipolar disorder with improved psychosocial function. The serotonin reuptake inhibition potentially allows for antidepressant activity in the treatment of schizoaffective disorder, other disorders with co-morbid depression, and/or as a stand-alone treatment for major depressive disorder. We believe lumateperone may also be useful for the treatment of other psychiatric and neurodegenerative disorders, particularly behavioral disturbances associated with dementia, autism, and other CNS diseases. Lumateperone is in Phase 3 clinical development as a novel treatment for schizophrenia, bipolar depression and agitation associated with dementia, including Alzheimer’s disease, or AD. We had a pre-new drug application, or NDA, meeting with the U.S. Food and Drug Administration, or FDA, in the first quarter of 2018 and reached agreement on the timing and content of a rolling NDA submission for lumateperone for the treatment of schizophrenia. We initiated the rolling submission of our NDA with the FDA for lumateperone for the treatment of schizophrenia in the second quarter of 2018. We intend to complete this NDA submission mid-2018, by the end of the third quarter.

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

We have a second major program called ITI-002 that has yielded a portfolio of compounds that selectively inhibits the enzyme phosphodiesterase type 1, or PDE1. ITI-214 is our lead compound in this program. We believe ITI-214 is the first compound in its class to successfully advance into Phase 1 clinical trials. We intend to pursue the development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, including cardiovascular disease. Following the positive safety and tolerability results in our Phase 1 program, we initiated our development program for ITI-214 for Parkinson’s disease and commenced patient enrollment in the third quarter of 2017 in a Phase 1/2 clinical trial of ITI-214 in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints. We anticipate top-line results from this trial will be available in the second half of 2018. In addition, in the first quarter of 2018, the investigational new drug application, or IND, went into effect for ITI-214 for the treatment of heart failure. We have initiated clinical conduct of the first clinical study in this program, a randomized, double-blind, placebo-controlled study of escalating single doses of ITI-214 to evaluate safety and hemodynamic effects in patients with systolic heart failure.

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

Revenues

We have not generated any revenue from product sales to date and we do not expect to generate revenues from product sales until at least 2019, if ever. We had no revenues for the three and six months ended June 30, 2018 and revenues for the three and six months ended June 30, 2017 were from a government grant. We have received and may continue to receive grants from U.S. government agencies and foundations.

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

Our ITI-002 program has a compound, ITI-214, in Phase 1 development. We intend to pursue the development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, including cardiovascular disease. We have initiated our development program for ITI-214 for Parkinson’s disease and commenced patient enrollment in the third quarter of 2017 in a Phase 1/2 clinical trial of ITI-214 in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints. In addition, in the first quarter of 2018, the IND went into effect for ITI-214 for the treatment of heart failure. We have initiated clinical conduct of the first clinical study in this program, a randomized, double-blind, placebo-controlled study of escalating single doses of ITI-214 to evaluate safety and hemodynamic effects in patients with systolic heart failure. Our other projects are still in the preclinical stages, and will require extensive funding not only to complete preclinical testing, but to commence and complete clinical trials. Expenditures that we incur on these projects will be subject to availability of funding in addition to the funding required for the advancement of lumateperone. Any failure or delay in the advancement of lumateperone could require us to re-allocate resources from our other projects to the advancement of lumateperone, which could have a material adverse impact on the advancement of these other projects and on our results of operations. Our operating expenses are comprised of (i) research and development expenses and (ii) general and administrative expenses. Our research and development costs are comprised of:

•	internal recurring costs, such as costs relating to labor and fringe benefits, materials, supplies, facilities and maintenance; and

•	fees paid to external parties who provide us with contract services, such as pre-clinical testing, manufacturing and related testing, clinical trial activities and license milestone payments.

General and administrative expenses are incurred in three major categories:

•	salaries and related benefit costs;

•	patent, legal, professional and pre-commercialization costs; and

•	office and facilities overhead.

We expect that research and development expenses will increase significantly as we proceed with our Phase 3 clinical trials of lumateperone for the treatment of bipolar disorder and for the treatment of agitation in patients with dementia, including AD, and as we proceed with increased manufacturing of drug product for clinical trials and pre-commercialization testing. We also expect that our general and administrative costs will increase from prior periods primarily due to costs to perform pre-product commercialization activities and the increased costs associated with being a public reporting entity, which could include hiring additional personnel and acquiring additional facility space. We granted options to purchase 982,993 shares of our common stock in 2017 and have granted options to purchase an additional 774,208 shares of our common stock in the six months ended June 30, 2018. We also granted time based restricted stock units, or RSUs, for 154,922 shares of our common stock in 2017 and time based RSUs for 504,198 shares of our common stock in the six months ended June 30, 2018. We will recognize expense associated with these RSUs and options over the next three years in both research and development expenses and general and administrative expenses. In the first quarter of 2017, we also granted performance based RSUs, which vest based on the achievement of certain milestones that include (i) the submission of a NDA with the FDA, (ii) the approval of the NDA by the FDA, or the Milestone RSUs, and (iii) the achievement of certain comparative shareholder returns against our peers, or the TSR RSUs. The Milestone RSUs were valued at the closing price on March 8, 2017. The Milestone RSUs related to the NDA submission will be amortized through December 31, 2018 based on the probable vesting date. The amortization of the expenses of the Milestone RSUs related to the approval of the NDA will commence if and when the filing has been approved through the last day of the calendar year in which the milestone is achieved and expires on December 31, 2019 if not achieved. The TSR RSUs were valued using the Monte Carlo simulation method and will be amortized over the life of the RSU agreements which ends December 31, 2019. The Milestone RSUs and the TSR RSUs are target based and the ultimate awards, if attained, could be the target amount or higher or lower than the target amount, depending on the timing or achievement of the goal. We expect this non-cash expense to be substantial and affect quarter to quarter and year to date comparisons in the upcoming year. We expect to continue to grant stock options and other stock-based awards in the future, which will increase our stock-based compensation expense in future periods.

The following table sets forth our revenues and operating expenses for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Revenues	$—	$115	$—	$210
Expenses
Research and Development	32,439	12,479	63,142	34,017
General and Administrative	6,729	6,255	13,110	12,565

Total costs and expenses	39,168	18,734	76,252	46,582

Loss from operations	(39,168)	(18,619)	(76,252)	(46,372)
Interest Income	1,794	858	3,398	1,680
Income tax expense	(2)	—	(2)	(2)

Net Loss	$(37,376)	$(17,761)	$(72,856)	$(44,694)

Comparison of Three and Six Month Periods Ended June 30, 2018 and June 30, 2017

Revenues

Revenues for the three and six months ended June 30, 2018 were zero as compared to approximately $115,000 and $210,000 for the three and six months ended June 30, 2017, respectively. Revenues during the three and six month period ended June 30, 2017 were related to a government grant.

Research and Development Expenses

Research and development expenses increased to $32.4 million for the three month period ended June 30, 2018 as compared to $12.5 million for the three month period ended June 30, 2017, representing an increase of approximately 160%. This change is due primarily to an increase of approximately $18.7 million of costs associated with external clinical and non-clinical costs and an increase of approximately $1.2 million of internal costs in the three month period ended June 30, 2018 over the three month period ended June 30, 2017. In the three months ended June 30, 2018, the $32.4 million of research and development costs were comprised primarily of development costs for lumateperone in patients with bipolar depression and dementia, including AD of approximately $8.8 million, development costs for lumateperone for the treatment of schizophrenia of approximately $5.8 million, manufacturing expense of approximately $5.8 million and other clinical and non-clinical expenses. In the three months ended June 30, 2017, the $12.5 million of research and development costs were comprised primarily of development costs for lumateperone in patients with bipolar depression and dementia, including AD of approximately $4.4 million, development costs for lumateperone for the treatment of schizophrenia of approximately $1.5 million, manufacturing expense of approximately $1.3 million and other clinical and non-clinical expenses. Amounts incurred with external parties comprised a significant portion of our research and development costs. In the three months ended June 30, 2018, we incurred approximately $27.3 million of costs to external parties who performed clinical trial related activities, including manufacturing and testing lumateperone, as compared to $8.6 million in the three month period ended June 30, 2017. Of these external costs, approximately $24.3 million in the three months ended June 30, 2018 and approximately $8.1 million in the three month period ended June 30, 2017 were for lumateperone related projects. The remaining external costs for each of these periods were spent on other projects. Internal costs are comprised primarily of costs relating to labor, fringe benefits, materials, stock based compensation, supplies and facilities and maintenance and were approximately $5.2 million and $3.9 million in the three months ended June 30, 2018 and 2017, respectively.

Research and development expenses increased to $63.1 million for the six month period ended June 30, 2018 as compared to $34.0 million for the six month period ended June 30, 2017, representing an increase of approximately 86%. This change is due primarily to an increase of approximately $24.6 million of costs associated with external clinical and non-clinical costs and by an increase of approximately $4.5 million of internal costs in the six month period ended June 30, 2018 over the six month period ended June 30, 2017. In the six months ended June 30, 2018, the $63.1 million of research and development costs were comprised primarily of development costs for lumateperone for the treatment of schizophrenia of approximately $12.4 million, development costs for lumateperone in patients with bipolar depression and dementia, including AD, of approximately $15.5 million, manufacturing expense of approximately $12.6 million and other clinical and non-clinical expenses. In the six months ended June 30, 2017, the $34.0 million of research and development costs were comprised primarily of development costs for lumateperone for the treatment of schizophrenia of approximately $10.4 million, development costs for lumateperone in patients with bipolar depression and dementia, including AD, of approximately $7.9 million, manufacturing expense of approximately $5.7 million and other clinical and non-clinical expenses. Amounts incurred with external parties comprised a significant portion of our research and development costs. In the six months ended June 30, 2018, we incurred approximately $51.0 million of costs to external parties who performed clinical trial related activities, including manufacturing and testing lumateperone, as compared to $26.4 million in the six month period ended June 30, 2017. Of these external costs, approximately $47.7 million in the six months ended June 30, 2018 and approximately $25.7 million in the six month period ended June 30, 2017 were for lumateperone related projects. The remaining external costs for each of these periods were spent on other projects. Internal costs are comprised primarily of costs relating to labor, fringe benefits, materials, stock based compensation, supplies and facilities and maintenance and were approximately $12.1 million and $7.6 million in the six months ended June 30, 2018 and 2017, respectively.

As development of lumateperone progresses, we anticipate costs for lumateperone to increase due primarily to ongoing and planned clinical trials relating to our lumateperone programs in the remainder of 2018 and in the next several years as we conduct Phase 3 and other clinical trials. We are also required to complete non-clinical testing to obtain FDA approval and manufacture material needed for clinical trial use, which includes non-clinical testing of the drug product and the creation of an inventory of drug product in anticipation of possible FDA approval. As of June 30, 2018, we employed 39 full time personnel in our research and development group as compared to 36 full time personnel at June 30, 2017. We expect to hire additional staff as we increase our development efforts and grow our business in the upcoming years.

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

General and Administrative Expenses

General and administrative expenses increased for the three month period ended June 30, 2018 as compared to the three month period ended June 30, 2017 by approximately $474,000, representing an increase of approximately 8%. The comparative increase is primarily due to increased labor of approximately $189,000 and pre-commercialization costs of approximately $785,000 and is offset in part by lower stock compensation expense of $394,000 and professional fees of approximately $263,000. Salaries, bonuses and related benefit costs for our executive, finance and administrative functions for the three months ended June 30, 2018 and 2017 constituted approximately 58% and 65%, respectively, of our total general and administrative costs. The next major categories of general and administrative expenses are patent costs and, to a lesser extent, facilities and general office-related overhead. We expect all general and administrative costs to increase significantly as we expand our operations and conduct pre-commercialization activities.

General and administrative expenses increased for the six month period ended June 30, 2018 as compared to the six month period ended June 30, 2017 by approximately $545,000, or 4%. The increase is primarily the result of an increase in labor costs of approximately $394,000 and pre-commercialization costs of approximately $1.1 million and is offset partially by lower stock compensation expense of approximately $812,000 and professional fees of approximately $316,000. Salaries, bonuses and related benefit costs for our executive, finance and administrative functions for the six months ended June 30, 2018 and 2017 constituted approximately 59% and 64%, respectively, of our total general and administrative costs. The next major categories of expenses were patent costs and, to a lesser extent, facilities and general office-related overhead.

Liquidity and Capital Resources

Through June 30, 2018, we provided funds for our operations by obtaining approximately $879.9 million of cash primarily through public and private offerings of our common stock and other securities, grants from government agencies and foundations and payments received under the terminated Takeda License Agreement. We do not believe that grant revenue will be a significant source of funding in the near future. On October 2, 2017, we completed a public offering of 9,677,419 shares of our common stock for aggregate gross proceeds of approximately $150 million and net proceeds of approximately $140.6 million. On October 5, 2017, the underwriters exercised in full their option to purchase an additional 1,451,613 shares. All of the shares in the offering were sold by the Company, with gross proceeds to the Company of approximately $172 million from the offering of an aggregate of 11,129,032 shares and net proceeds of approximately $162 million, after deducting underwriting discounts, commissions and estimated offering expenses.

As of June 30, 2018, we had a total of approximately $403.8 million in cash and cash equivalents and available-for-sale investment securities, and approximately $18.9 million of short-term liabilities consisting entirely of liabilities from operations. In the first half of 2018, we spent approximately $64.3 million in cash for operations and equipment and we received approximately $3.4 million of interest income. We reduced working capital by approximately $64.3 million for the six months ended June 30, 2018. The use of cash was primarily for conducting clinical trials and non-clinical testing, including manufacturing related activities and funding recurring operating expenses.

For the remainder of the year 2018, subject to the timing of clinical trials, regulatory activities, manufacturing, precommercial and other development activities, we expect to spend up to $130 million. We expect these expenditures to be due primarily to the development of lumateperone in patients with schizophrenia, agitation associated with dementia, including AD, bipolar disorder and depressive disorders, our ITI-007 long acting injectable development program through pre-clinical and early clinical development, research and preclinical development of our other product candidates, including ITI-214, the continuation of manufacturing activities in connection with the development of lumateperone, recurring expenses and costs to produce, develop and validate materials to be used in clinical and non-clinical studies related to lumateperone, and expenses associated with our other development programs, pre-commercialization activities and general operations. We expect that cash expenditures beyond 2018 will at least remain at the 2018 projected level of spending or increase moderately as we further expect to expand the lumateperone clinical stage programs; continue the ITI-007 long acting injectable development program through pre-clinical and early clinical development; expand our ITI-214 clinical stage development programs and the research and preclinical development of our other product candidates; and continue the manufacturing and pre-commercial activities in connection with the development of lumateperone and the early stage pre-commercial launch activities for lumateperone. We believe that our existing cash and cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements into 2020.

We will require significant additional financing in the future to continue to fund our operations. We believe that we have the funding in place to complete the additional clinical and non-clinical trials, manufacturing and pre-commercialization activities needed for potential regulatory approval and initial commercialization of lumateperone in patients with schizophrenia. With our existing cash, cash equivalents and available-for-sale investment securities, we believe that we have the funds to complete our ongoing clinical trials of lumateperone in bipolar disorder as a monotherapy and as an adjunctive therapy with lithium or valproate and our ongoing clinical trial of ITI-007 for the treatment of agitation in patients with dementia, including AD. We also plan to fund additional clinical trials of lumateperone for the treatment of behavioral disturbances in dementia; preclinical and clinical development of ITI-007 long acting injectable development program; additional clinical trials of lumateperone; continued clinical development of our PDE program, including ITI-214; research and preclinical development of our other product candidates; and the continuation of manufacturing activities in connection with the development of lumateperone. We anticipate requiring additional funds to obtain regulatory approval for lumateperone in patients with dementia, including AD, for further development of lumateperone in patients with bipolar disorder, depressive disorders and other indications, and for development of our other product candidates. We have incurred losses in every year since inception with the exception of 2011, when we received an up-front fee and a milestone payment related to the Takeda License Agreement. These losses have resulted in significant cash used in operations. For the six months ended June 30, 2018, we used net cash in operating activities and purchases of equipment of approximately $64.3 million. This total does not include an offset for $3.4 million of interest income received. While we have several research and development programs underway, the lumateperone program has advanced the furthest and will continue to consume increasing amounts of cash for conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct the activities necessary to pursue FDA approval of lumateperone and our other product candidates, we expect the amount of cash to be used to fund operations to increase over the next several years.

With the termination of the Takeda License Agreement in October 2014, we are responsible for the costs of developing ITI-214. On September 15, 2015, Takeda completed the transfer of the IND for ITI-214 to us. We intend to pursue the development of our PDE1 program, including ITI-214 for the treatment of several CNS and non-CNS conditions. We anticipate a moderate increase in our operating expenses related to our PDE development programs. Following the positive safety and tolerability results in our Phase 1 program, we have initiated our development program for ITI-214 for Parkinson’s disease and commenced patient enrollment in the third quarter of 2017 in a Phase 1/2 clinical trial of ITI-214 in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints. In addition, in the first quarter of 2018, the IND went into effect for ITI-214 for the treatment of heart failure. We have initiated clinical conduct of the first clinical study in this program, a randomized, double-blind, placebo-controlled study of escalating single doses of ITI-214 to evaluate safety and hemodynamic effects in patients with systolic heart failure. We expect these expenses to increase for 2019 and beyond.

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

In 2014, we entered into a long-term lease, which was amended in December 2015, for 16,753 square feet of useable laboratory and office space located at 430 East 29th Street, New York, New York 10016. Due to the amortization of total lease payments, we have recognized $2.9 million of deferred rent through June 30, 2018. We occupied these facilities as our headquarters in March 2015, replacing our previous laboratories and offices. The lease, as amended, has a term of 12 years. We expect that our facility related costs will increase moderately from year to year as a result of leasing this facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

Total contractual obligations as of June 30, 2018 are summarized in the following table (in thousands):

	Payments Due By Period
	Total	2018	2019-2020	2021-2023	After 2023
Operating Lease Obligations	$14,229	$730	$3,046	$4,921	$5,532

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

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies during the six months ended June 30, 2018.

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

Interest Rate Sensitivity. As of June 30, 2018, we had cash, cash equivalents and marketable securities of approximately $403.8 million consisting of cash deposited in a highly rated financial institution in the United States, in a short-term U.S. Treasury money market fund, and in high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates, although the recent rise in interest rates has resulted in our unrealized loss on investments as of June 30, 2018 and 2017 totaling approximately $1.0 million and $316,000, respectively. Since we plan on holding those investments to maturity, no recognition of impairment is required. Declines in interest rates, however, would reduce future investment income.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2018.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1	Intra-Cellular Therapies, Inc. 2018 Equity Incentive Plan		Form 8-K (Exhibit 10.1)	6/21/2018	001-36274

10.2	Form of Stock Option Agreement under the 2018 Equity Incentive Plan		Form 8-K (Exhibit 10.2)	6/21/2018	001-36274

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.3	Form of Director Stock Option Agreement under the 2018 Equity Incentive Plan		Form 8-K (Exhibit 10.3)	6/21/2018	001-36274

10.4	Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan		Form 8-K (Exhibit 10.4)	6/21/2018	001-36274

10.5	Form of Director Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan		Form 8-K (Exhibit 10.5)	6/21/2018	001-36274

10.6	Non-Employee Director Compensation Policy, as Amended	X

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017 (audited), (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements (unaudited).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: August 2, 2018	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Date: August 2, 2018	By:	/s/ Lawrence J. Hineline
Lawrence J. Hineline
Vice President of Finance and Chief Financial Officer