Form 10-K
period 2018-12-31
Intra-Cellular Therapies, Inc.
filed 2019-02-27
CIK 1567514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $793 million.

As of February 25, 2019, the registrant had 55,116,739 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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

Overview

We are a biopharmaceutical company focused on the discovery and clinical development of innovative, small molecule drugs that address underserved medical needs primarily in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system, or CNS. Lumateperone (also known as ITI-007) is our lead product candidate with mechanisms of action that, we believe, may represent an effective treatment across multiple therapeutic indications. In our preclinical and clinical trials to date, lumateperone combines potent serotonin 5-HT2A receptor antagonism, dopamine receptor phosphoprotein modulation, or DPPM, glutamatergic modulation, and serotonin reuptake inhibition into a single drug candidate for the treatment of acute and residual schizophrenia and for the treatment of bipolar disorder, including bipolar depression. At dopamine D2 receptors, lumateperone has been demonstrated to have dual properties and to act as both a pre-synaptic partial agonist and a post-synaptic antagonist. Lumateperone has also been demonstrated to have affinity for dopamine D1 receptors and indirectly stimulate phosphorylation of glutamatergic NMDA GluN2B receptors in a mesolimbic specific manner. We believe that this regional selectivity in brain areas thought to mediate the efficacy of antipsychotic drugs, together with serotonergic, glutamatergic, and dopaminergic interactions, may result in efficacy for a broad array of symptoms associated with schizophrenia and bipolar disorder with improved psychosocial function. The serotonin reuptake inhibition potentially allows for antidepressant activity in the treatment of schizoaffective disorder, other disorders with co-morbid depression, and/or as a stand-alone treatment for major depressive disorder, or MDD. We believe lumateperone may also be useful for the treatment of other psychiatric and neurodegenerative disorders, particularly behavioral disturbances associated with dementia, autism, and other CNS diseases. In the fourth quarter of 2018, the FDA accepted for review our new drug application, or NDA, for lumateperone for the treatment of schizophrenia, and assigned a Prescription Drug User Fee Act, or PDUFA, target action date of September 27, 2019. Lumateperone is also in Phase 3 clinical development as a novel treatment bipolar depression and agitation associated with dementia, including Alzheimer’s disease, or AD.

Lumateperone for the Treatment of Schizophrenia

In September 2015, we announced top-line clinical results from our first Phase 3 clinical trial of lumateperone for the treatment of patients with schizophrenia. This randomized, double-blind, placebo-controlled Phase 3 clinical trial was conducted at sites in the United States with 450 patients randomized. The pre-specified primary efficacy measure was change from baseline versus placebo at study endpoint (4 weeks) on the centrally rated Positive and Negative Syndrome Scale, or PANSS, total score. In this trial, the once-daily dose of 60 mg of ITI-007 met the primary endpoint and demonstrated antipsychotic efficacy with statistically significant superiority over placebo at week 4 (study endpoint). Consistent with previous studies, lumateperone had a favorable safety and tolerability profile as evidenced by motoric, metabolic, and cardiovascular characteristics similar to placebo, and no clinically significant changes in akathisia, extrapyramidal symptoms, prolactin, body weight, glucose, insulin, or lipids.

The results from our first Phase 3 clinical trial of lumateperone confirmed the earlier Phase 2 results that we announced in December 2013, in which lumateperone exhibited antipsychotic efficacy in a randomized, double-blind, placebo and active controlled clinical trial in patients with schizophrenia. In this study, lumateperone

(ITI-007 60 mg) met the trial’s pre-specified primary endpoint, improving symptoms associated with schizophrenia as measured by a statistically significant and clinically meaningful decrease in the PANSS total score. The trial also met key secondary outcome measures related to efficacy on PANSS subscales and safety.

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

As part of our ongoing dialogue with the U.S. Food and Drug Administration, or FDA, regarding our lumateperone development program in schizophrenia, we requested guidance from the FDA on the acceptability of the two positive well controlled clinical trials we have conducted (Study ITI-007-005 and Study ITI-007-301), with supportive evidence from Study ITI-007-302, as the basis for the submission of a new drug application, or NDA, for the treatment of schizophrenia. In connection with this request we provided extensive information and data analyses to the FDA relating to the three studies. The FDA confirmed that the results of Study ITI-007-302 do not preclude us from submitting an NDA based on the efficacy studies we have conducted to date. We completed our NDA for lumateperone for the treatment of schizophrenia in the third quarter of 2018 and the FDA accepted for review the NDA in the fourth quarter of 2018. We believe our schizophrenia clinical development program collectively provides evidence of the efficacy and safety of lumateperone for the treatment of schizophrenia.

Lumateperone for the Treatment of Depressive Episodes Associated with Bipolar Disorder (Bipolar Depression)

Our bipolar depression program consists of three Phase 3 multi-center, randomized, double-blind, placebo-controlled clinical trials. In the ITI-007-401 and the ITI-007-404 trials, lumateperone is being evaluated as a monotherapy and in the ITI-007-402 trial, lumateperone is being evaluated as an adjunctive therapy with lithium or valproate. All three trials are evaluating lumateperone in patients with a clinical diagnosis of Bipolar I or Bipolar II disorder and who are experiencing a current major depressive episode. We have completed patient enrollment in the ITI-007-401 trial conducted in the United States and the ITI-007-404 trial conducted globally. We anticipate reporting topline results from the ITI-007-401 and ITI-007-404 trials simultaneously in the second quarter of 2019. Subject to the outcome of these trials, we expect to submit an NDA for bipolar depression in the second half of 2019. Our global ITI-007-402 trial evaluating adjunctive lumateperone in bipolar depression is ongoing. In connection with the global strategy of this program we are adding sites outside the U.S. to the ITI-007-402 trial and we expect to provide anticipated timelines for this trial after completing the expansion.

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

In the second quarter of 2016, we initiated Phase 3 development of lumateperone for the treatment of agitation in patients with dementia, including AD. Our ITI-007-201 trial is a Phase 3 multi-center, randomized, double-blind, placebo-controlled clinical trial in patients with a clinical diagnosis of probable AD and clinically significant symptoms of agitation. In the fourth quarter of 2018, an independent data monitoring committee, or DMC, completed a pre-specified interim analysis of the ITI-007-201 trial, concluded that the trial is not likely to meet its primary endpoint upon completion and therefore recommended the study should be stopped for futility. As a result, we determined to discontinue the ITI-007-201 trial. Lumateperone was generally well tolerated in the ITI-007-201 trial and the decision to discontinue the study was not related to safety. We are analyzing the results of this trial and, following completion of this analysis, we will determine the next steps in this program.

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

We have commenced our program of lumateperone in MDD. In previous studies, schizophrenia patients with co-morbid depression experienced improvements in depressive symptoms. Additionally, recent preclinical data support the potential for rapid-acting antidepressant effects. In order to explore the effect of different modes of drug administration and the potential for rapid-onset antidepressant activity, our program includes the assessment of novel formulations of lumateperone. Pharmacokinetic studies evaluating these novel formulations are currently ongoing.

Within the lumateperone portfolio, we are also developing a long-acting injectable (“LAI”) formulation to provide more treatment options to patients suffering from mental illness. Given the encouraging tolerability data to date with oral lumateperone, we believe that a long-acting injectable option, in particular, may lend itself to being an important formulation choice for patients.

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

Other Product Candidates

We have a second major program called ITI-002 that has yielded a portfolio of compounds that selectively inhibits the enzyme phosphodiesterase type 1, or PDE1. On February 25, 2011, we (through our wholly owned operating subsidiary, ITI) and Takeda Pharmaceutical Company Limited, or Takeda, entered into a license and collaboration agreement, or the Takeda License Agreement, under which we agreed to collaborate to research, develop and commercialize our proprietary compound ITI-214 and other selected compounds that selectively inhibit PDE1 for use in the prevention and treatment of human diseases. On October 31, 2014, we entered into an agreement with Takeda terminating the Takeda License Agreement, or the Termination Agreement, pursuant to which all rights granted under the Takeda License Agreement were returned to us. On September 15, 2015, Takeda completed the transfer of the Investigational New Drug application, or IND, for ITI-214 to us. We believe ITI-214 is the first compound in its class to successfully advance through Phase 1 clinical trials. We intend to pursue the development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, including cardiovascular disease. Following the positive safety and tolerability results in our Phase 1 program, we initiated our development program for ITI-214 for Parkinson’s disease and commenced patient enrollment in the third quarter of 2017 in a Phase 1/2 clinical trial of ITI-214 in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints. In the fourth quarter of 2018, we announced that the Phase 1/2 clinical trial of ITI-214 had been completed and topline results demonstrated ITI-214 was generally well-tolerated with a favorable safety profile and clinical signs consistent with improvements in motor symptoms and dyskinesias. In addition, in the first quarter of 2018, the investigational new drug application, or IND, went into effect for ITI-214 for the treatment of heart failure. We have initiated clinical conduct of the first clinical study in this program, a randomized, double-blind, placebo-controlled study of escalating single doses of ITI-214 to evaluate safety and hemodynamic effects in patients with systolic heart failure.

Our pipeline also includes preclinical programs that are focused on advancing drugs for the treatment of schizophrenia, Parkinson’s disease, AD and other neuropsychiatric and neurodegenerative disorders. We are also investigating the development of treatments for disease modification of neurodegenerative disorders and non-CNS diseases, including our ITI-333 development program. ITI-333 is designed as a potential treatment for substance use disorders, pain and psychiatric comorbidities including depression and anxiety. There is a pressing need to develop new drugs to treat opioid addiction and safe, effective, non-addictive treatments to manage pain. We believe the potential exists for ITI-333 to address these challenges. In preclinical studies, ITI-333 functions as a partial agonist at mu opiate receptors, attenuating the behavioral effects of morphine while displaying full analgesic efficacy that is reversible by the mu opiate antagonist, naloxone. ITI-333 also acts as a 5-HT2A antagonist with interactions at D1 receptors. Preclinical safety studies are currently ongoing. If successfully translated to humans, this unique pharmacological profile may yield clinical utility for the treatment of substance use disorders and pain. Preclinical safety studies with ITI-333 are currently ongoing and we expect to initiate a clinical program in 2019.

We have assembled a management team with significant industry experience to lead the discovery, development and potential commercialization of our product candidates. We complement our management team with a group of scientific and clinical advisors that includes recognized experts in the fields of schizophrenia and other CNS disorders, including Nobel laureate, Dr. Paul Greengard, one of our co-founders.

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

Our Strategy

Our goal is to discover and develop novel small molecule therapeutics for the treatment of CNS diseases and other diseases in order to improve the lives of people suffering from such illnesses. Using our key understanding of intracellular signaling, we seek to accomplish our goal, using our in-house expert drug discovery and clinical development teams, in two ways:

•

we seek to have the capability to develop first-in-class medications with novel mechanisms that have the potential to treat CNS diseases and other diseases for which there are no previously marketed drugs; and

•

we seek to develop drugs that either can differentiate themselves in competitive markets by addressing aspects of CNS diseases and other diseases which are not adequately treated by currently marketed drugs or can be effective with fewer side effects.

The key elements of our strategy are to:

•

complete the development of lumateperone for its lead indication, treatment of schizophrenia, and for additional neuropsychiatric indications, such as bipolar disorder, behavioral disturbances in dementia, including AD, residual symptoms in schizophrenia and MDD;

•

expand the commercial potential of lumateperone by investigating its usefulness in additional neurological areas, such as autism spectrum disorder, and in additional neuropsychiatric indications, such as sleep disorders associated with neuropsychiatric and neurological disorders;

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

According to the Alliance on Mental Illness and National Institute of Mental Health, about 1% of the population suffers from schizophrenia, and 2.4 million Americans suffer from the illness in any given year. US market value of antipsychotic drugs exceeded $10 billion in 2018. These drugs have been increasingly used by physicians to address a range of disorders in addition to schizophrenia, including bipolar disorder and a variety of psychoses and related conditions in elderly patients. Despite their commercial success, current antipsychotic drugs have substantial limitations, including inadequate efficacy and severe side effects.

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

Bipolar disorder affects approximately 6 million adults in the United States in any given year, or about 2.8 percent of the adult U.S. population. According to Decision Resources Group, therapeutics used to treat bipolar disorder had global sales of approximately $6 billion in 2018.

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

Behavioral Disturbances in Dementia, Including Alzheimer’s Disease

It has been estimated that 46 million people worldwide were living with dementia in 2015, and this number is expected to increase to 132 million by 2050. The Alzheimer’s Association estimates 5.7 million Americans are living with Alzheimer’s dementia in 2018. While the diagnostic criteria for AD and other dementias mostly focus on the related cognitive deficits, it is often the behavioral and psychiatric symptoms that are most troublesome for caregivers and lead to poor quality of life for patients. Several behavioral symptoms are quite prevalent in patients with dementia, including patients with AD. In view of the potential multiple effects of lumateperone on aggression, agitation, sleep disorders and depression, and its safety profile to date, we believe that lumateperone may provide a novel therapy for treating the behavioral disturbances accompanying dementia, including AD.

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

The market for AD therapeutics is categorized into two segments: acetylcholinesterase inhibitors and NMDA receptor antagonists, which include donepezil, memantine and rivastigmine.

While the diagnostic criteria for AD mostly focus on the related cognitive deficits, it is often the behavioral and psychiatric symptoms that are most troublesome for caregivers and lead to poor quality of life for patients. These symptoms include agitation, aggressive behaviors, depression, sleep disorders, and psychosis. Studies have suggested that approximately 60% of patients with AD experience agitation/aggression, up to 87% of patients experience depression, approximately 60% of patients experience sleep disturbances, particularly as an increased likelihood of day-night reversal, and approximately 20% to 50% of AD patients may develop psychosis at some point in the disease process, commonly consisting of hallucinations and delusions. The diagnosis of AD psychosis is associated with more rapid cognitive and functional decline and institutionalization. Sleep disturbances increase the likelihood of day-night reversal, increased agitation and increased caregiver stress that strongly influences decisions for nursing home placement.

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

Parkinson’s disease is the second most common neurodegenerative disorder after AD. According to the National Parkinson Foundation, about 1 million people in the United States and approximately 10 million people worldwide suffer from this disease. Parkinson’s disease is more common in people over 60 years of age, and the prevalence of this disease is expected to increase significantly as the average age of the population increases. Parkinson’s disease patients are commonly treated with dopamine replacement therapies, such as levodopa, commonly referred to as L-DOPA, which is metabolized to dopamine, and dopamine agonists, which are molecules that mimic the action of dopamine. According to Decision Resources Group, sales of therapeutics such as L-DOPA and dopamine agonists used to treat the disease had global sales of approximately $3 billion in 2018.

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

Major Depressive Disorder

Major depressive disorder, or MDD, is a brain disorder that can be associated with symptoms of sadness, hopelessness, helplessness, feelings of guilt, irritability, loss of interest in formerly pleasurable activities, cognitive impairment, disturbed sleep patterns, and suicide ideation or behavior. Different people may experience different symptoms, but everyone with major depression experiences symptoms that are severe enough to interfere with everyday functioning, such as the ability to concentrate at work or school, social interactions, eating and sleeping. Sometimes the depressive episode can be so severe it is accompanied by psychosis (hallucinations and delusions). According to the National Institute of Mental Health, approximately 7% of adults experience MDD each year. Worldwide sales of antidepressant drugs reached $9.5 billion in 2015. The antidepressant market is primarily composed of selective serotonin reuptake inhibitors such as escitalopram and selective norepinephrine reuptake inhibitors, or SNRIs, such as duloxetine. Antipsychotics such as quetiapine, aripriprazole and Rexulti® (marketed jointly by Otsuka Pharmaceutical and Lundbeck) are also used as adjunctive treatments with antidepressant treatment. The National Institute of Mental Health-funded Sequenced Treatment Alternatives to Relieve Depression, or STAR*D, study showed that only one-third of treated patients experience complete remission of depressive symptoms. Nearly two-thirds of patients were considered treatment-resistant.

Heart Failure

Heart failure is a chronic, progressive condition in which the heart muscle is unable to pump enough blood to meet the body’s needs for blood and oxygen. In some types of heart failure, the left ventricle loses its ability to contract normally. The heart can’t pump with enough force to push enough blood into circulation (heart failure with reduced ejection fraction). Eventually the heart and body cannot compensate, and the person experiences fatigue, breathing problems or other symptoms.

Approximately 5.7 million adults in the United States have heart failure. One in 9 deaths in 2009 included heart failure as contributing cause. About half of people who develop heart failure die within 5 years of diagnosis. Heart failure costs the nation an estimated $30.7 billion each year. This total includes the cost of health care services, medications to treat heart failure, and missed days of work. Current treatments prolong life and improve the heart’s function, but there is no cure. There is a pressing need for improved treatments to improve and reverse these changes in cardiac function.

Our Clinical Programs

Our pipeline includes two product candidates in clinical development and product candidates in preclinical testing. We believe that our product candidates offer innovative therapeutic approaches and may provide significant advantages relative to current therapies. The following table summarizes our product candidates and programs:

OUR THERAPEUTIC PIPELINE

Lumateperone Program

Our lead product candidate, lumateperone, possesses mechanisms of action that, we believe, may represent an effective treatment across multiple therapeutic indications. We completed the submission of the NDA for lumateperone for the treatment of schizophrenia in the third quarter of 2018 and the FDA accepted for review the NDA in the fourth quarter of 2018. In our preclinical and clinical trials to date, lumateperone combines potent serotonin 5-HT2A receptor antagonism, dopamine receptor phosphoprotein modulation, or DPPM, glutamatergic modulation, and serotonin reuptake inhibition into a single drug candidate for the treatment of acute and residual schizophrenia. At dopamine D2 receptors, lumateperone has been demonstrated to have dual properties and to act as both a pre-synaptic partial agonist and a post-synaptic antagonist. Lumateperone has also been demonstrated to have affinity for dopamine D1 receptors and indirectly stimulate phosphorylation of glutamatergic NMDA NR2B, or GluN2B, receptors in a mesolimbic specific manner, resulting in enhanced glutamatergic function through both NDMA and AMPA current. We believe that this regional selectivity in brain areas thought to mediate the efficacy of antipsychotic drugs, together with serotonergic, glutamatergic, and dopaminergic interactions, may result in efficacy for a broad array of symptoms associated with schizophrenia. The serotonin reuptake inhibition potentially allows for antidepressant activity in the treatment of schizoaffective disorder, other disorders with co-morbid depression, and/or as a stand-alone treatment for MDD. We believe lumateperone may also be useful for the treatment of bipolar disorder and other psychiatric and neurodegenerative disorders, particularly behavioral disturbances associated with dementia, autism, and other CNS diseases.

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

Lumateperone for the treatment of exacerbated and residual schizophrenia

In multiple clinical trials of lumateperone in patients with schizophrenia, the drug candidate has demonstrated clinical signals consistent with reductions in psychosis, depression and insomnia. Reductions in psychosis are consistent with the potential to treat acute schizophrenia, whereas reductions in depression and insomnia are consistent with the potential to treat residual phase schizophrenia. Lumateperone has demonstrated a positive safety profile and been well-tolerated across a wide range of doses in these studies. Further, at doses that have demonstrated clinical activity, lumateperone has caused fewer adverse effects than those typically associated with antipsychotic drug treatment, such as impaired motor function. These adverse side effects can be a major cause of patient noncompliance with current antipsychotic therapies and can lead to poorer social function.

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

As part of our ongoing dialogue with the FDA regarding our lumateperone development program in schizophrenia, we requested guidance from the FDA on the acceptability of the two positive well controlled clinical trials we have conducted (Study ITI-007-005 and Study ITI-007-301), with supportive evidence from Study ITI-007-302, as the basis for the submission of an NDA, for the treatment of schizophrenia. In connection with this request we provided extensive information and data analyses to the FDA relating to the three studies. The FDA has confirmed that the results of Study ITI-007-302 do not preclude us from submitting an NDA based on the efficacy studies we have conducted to date. We completed our NDA for lumateperone for the treatment of schizophrenia in the third quarter of 2018 and the FDA accepted for review the NDA in the fourth quarter of 2018. We believe our schizophrenia clinical development program collectively provides evidence of the efficacy and safety of lumateperone for the treatment of schizophrenia.

In addition, the FDA had raised questions relating to certain findings observed in nonclinical toxicology studies of lumateperone in an animal species and requested additional information to confirm that the nonclinical findings are not indicative of a safety risk associated with long term exposure in humans. The data we presented supports the position that there are significant species differences in the metabolism of lumateperone. Based on the FDA’s agreement that we presented adequate data indicating that the toxicity seen in the animal species is not relevant to humans, we proceeded with our long-term safety study of lumateperone in patients with schizophrenia. Further, based on feedback from the FDA, we incorporated additional monitoring in our long-term safety study for metabolites seen in animal species but not seen to date in humans, and also will continue to monitor for toxicities in our nonclinical studies. With over 1,900 people exposed to date, lumateperone has been well-tolerated with a safety profile similar to placebo.

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

We had a pre-NDA meeting with the FDA in the first quarter of 2018 and reached agreement on the timing and content of a rolling NDA submission for lumateperone for the treatment of schizophrenia. We initiated the rolling submission of our NDA with the FDA for lumateperone for the treatment of schizophrenia in the second quarter of 2018, we completed this NDA submission in the third quarter of 2018 and the FDA accepted for review the NDA in the fourth quarter of 2018. The FDA assigned a PDUFA target action date of September 27, 2019. Meetings with the FDA may be requested, as needed, to discuss in greater detail our plans for schizophrenia, and other elements of our regulatory strategy, including additional therapeutic indications, as the program progresses. Our clinical plans may change based on any discussions with the FDA, the relative success and cost of our research, preclinical and clinical development programs, whether we are able to enter into future collaborations, and any unforeseen delays or cash needs. If the FDA does not agree with our clinical development plans for lumateperone, our development of lumateperone may be delayed and the costs of our development of lumateperone could increase, which would have a material adverse effect on our business, financial condition and results of operations.

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

Open-label safety switching study

In September 2017, we announced positive top-line data from the first part of an open-label safety switching study in which 302 patients with stable symptoms of schizophrenia were switched from standard-of-care antipsychotic medications to lumateperone (ITI-007 60 mg) with no dose titration of lumateperone required for a six-week treatment duration, then switched back to standard-of-care. Many currently available antipsychotic agents are associated with motor side effects and/or weight gain, cardiovascular liabilities, dyslipidemia, and hyperglycemia. In this study, lumateperone was generally well tolerated with a favorable safety profile. Statistically significant improvements from standard-of-care baseline were observed in body weight, cardiometabolic and endocrine parameters in patients with stable symptoms of schizophrenia when switched to lumateperone and worsened again when switched back to standard-of-care medication. Additionally, treatment with lumateperone was not associated with the motor or cardiovascular disturbances often associated with other antipsychotic medications. These data are consistent with previous study results reflecting a safety profile similar to placebo in placebo-controlled trials with lumateperone in patients with acutely exacerbated schizophrenia and extend this favorable safety profile to this stable patient population. Symptoms of schizophrenia did not worsen upon switch to lumateperone from standard-of-care. Rather, statistically significant improvement from baseline was observed in the PANSS mean total score. Notably, greater improvements were observed in subgroups of patients with elevated symptomatology such as those with comorbid symptoms of depression and those with prominent negative symptoms.

In December 2018, we announced positive results from our ongoing long-term safety switching study. In the second part of the study, 603 patients with stable symptoms of schizophrenia were switched from standard-of-care antipsychotic medications to lumateperone (ITI-007 60 mg) for up to one year with no dose titration of lumateperone required. In contrast to many other antipsychotics that are associated with weight gain, in this study, mean body weight significantly decreased after switch from standard-of-care antipsychotic treatment at six months (-1.82 kg at Day 175, p < 0.001) and one year (-3.16 kg at Day 350, p < 0.001) of treatment with lumateperone. Of the 603 patients in the trial, 24% experienced a decrease of ≥7% from their standard-of-care baseline body weight over the course of the study, while only 8% experienced a body weight increase of ≥7%. Long-term treatment with lumateperone also demonstrated a favorable cardiometabolic and endocrine safety profile with stable blood levels of glucose, insulin, and HDL cholesterol and statistically significant (p < 0.001) reductions from standard-of-care baseline in total cholesterol, LDL cholesterol and prolactin. With long-term administration, the most frequent (occurring in ≥ 5% of patients) treatment-emergent adverse events, regardless of whether such adverse event was related to treatment, were decrease in weight (9.5%), dry mouth (7.6%), diarrhea (7.0%), and headache (5.1%). The proportion of patients experiencing motor side effects while on lumateperone was low: any adverse event related to extrapyramidal side effects combined including akathisia (5.3%); and akathisia specifically (0.5%). There were no signs of treatment-emergent extrapyramidal side effects, akathisia, or dyskinesia as measured by the Simpson Angus Scale, or SAS, the Barnes Akathisia Rating Scale, or BARS, or the Abnormal Involuntary Movement Scale or AIMS, respectively. In addition, there were no signs of treatment-emergent suicidal ideation or behavior as measured by the Columbia-Suicide Severity Rating Scale, or C-SSRS. As observed in the first part of the study (6 weeks of treatment), patients treated with lumateperone in the second part of the study (up to one year of treatment) did not worsen with respect to their symptoms of schizophrenia upon switch from standard of care. Rather, statistically significant (p < 0.001) improvements from a baseline score of 62.9 were observed on the PANSS. Given the favorable safety profile of lumateperone observed to date, the study has been extended to allow patients to stay on lumateperone for more than one year and study conduct is ongoing.

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

Our bipolar depression program consists of three Phase 3 multi-center, randomized, double-blind, placebo-controlled clinical trials. In the ITI-007-401 and the ITI-007-404 trials, lumateperone is being evaluated as a monotherapy and in the ITI-007-402 trial, lumateperone is being evaluated as an adjunctive therapy with lithium or valproate. All three trials are evaluating lumateperone in patients with a clinical diagnosis of Bipolar I or Bipolar II disorder and who are experiencing a current major depressive episode. In the ITI-007-401 and the ITI-007-402 trials, patients are randomized to receive one of three treatments: 60 mg ITI-007, 40 mg ITI-007, or placebo in a 1:1:1 ratio orally once daily for 6 weeks. In the ITI-007-404 trial, patients are randomized to receive 60 mg ITI-007 or placebo in a 1:1 ratio orally once daily for 6 weeks. In the ITI-007-401 and the ITI-007-404 trials, patients receive lumateperone or placebo as a monotherapy. In the ITI-007-402 trial, patients receive lumateperone or placebo adjunctive to their existing mood stabilizer lithium or valproate. In each of these trials, we are employing a number of strategies designed to ensure we recruit appropriately diagnosed patients in an effort to reduce the risk of a high placebo response. We have completed patient enrollment in the ITI-007-401 trial conducted in the United States and in the ITI-007-404 trial conducted globally. We anticipate reporting topline results from the ITI-007-401 and ITI-007-404 trials simultaneously in the second quarter of 2019. Subject to the outcome of these trials, we expect to submit an NDA for bipolar depression in the second half of 2019. Our global ITI-007-402 trial evaluating adjunctive lumateperone in bipolar depression is ongoing. In connection with the global strategy of this program we are adding sites outside the U.S. to the ITI-007-402 trial and we expect to provide anticipated timelines for this trial after completing the expansion.

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

Lumateperone for the treatment of behavioral disturbances associated with dementia, including Alzheimer’s disease

Behavioral disturbances are common in dementia and AD. These disturbances are a major component of the burden to caregivers, and often lead to institutionalization. Although currently available treatments for patients with dementia mainly address cognitive disturbances, behavioral disturbances are considerably more problematic and likely more amenable to drug treatment. Several behavioral symptoms are quite prevalent in patients with dementia, including patients with AD. In the fourth quarter of 2014, we announced the top-line data from ITI-007-200, a Phase 1/2 clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of low doses of lumateperone in healthy geriatric subjects and in patients with dementia, including AD. The ITI-007-200 clinical trial was conducted in two parts. Part 1 was a randomized, double-blind, placebo-controlled multiple ascending dose evaluation of lumateperone in healthy geriatric subjects. In each of three cohorts in Part 1, approximately 10 subjects were randomized to receive lumateperone (N=8) or placebo (N=2) orally once daily in the morning for seven days. Doses of ITI-007 up to and including 30 mg were evaluated in three cohorts in Part 1. In Part 2, eight patients with dementia were randomized to receive 9 mg ITI-007 (N=5) or placebo (N=3) orally once a day in the evening for seven days. The primary objectives of the study were to evaluate the safety, tolerability and pharmacokinetics of lumateperone in the elderly and in the target dementia patient population. Secondary measures were included to explore the effects of lumateperone on cognition and agitation. The Hopkins Verbal Learning Test-R, or HVLT-R, was used to assess cognition in healthy geriatric subjects and dementia patients. The results demonstrated impaired verbal learning and memory (recall and recognition memory) by dementia patients relative to healthy geriatric subjects. Moreover, the data indicated that healthy geriatric subjects treated with lumateperone for approximately one week experienced an improvement in verbal learning and memory relative to placebo-treated subjects. Dementia patients treated with lumateperone showed enhanced recognition memory, making fewer false positive errors (i.e., responding ‘yes’ to non-target words) than patients treated with placebo. Other secondary endpoints in the ITI-007-200 clinical trial included the assessment of agitation. However, none of the study participants experienced agitation at baseline or during the study, and therefore no signals on this behavioral endpoint could be assessed. The completion of this study marked an important milestone in our strategy to develop low doses of lumateperone for the treatment of behavioral disturbances associated with dementia and related disorders. The ITI-007-200 trial results indicate that lumateperone has a positive safety profile and is well-tolerated across a range of low doses, has linear- and dose-related pharmacokinetics and may improve cognition in the elderly. The most frequent adverse event was mild sedation at the higher doses. We believe these results further position lumateperone as a development candidate for the treatment of behavioral disturbances in patients with dementia and other neuropsychiatric and neurological conditions.

In the second quarter of 2016, we initiated Phase 3 development of lumateperone for the treatment of agitation in patients with dementia, including AD. Our ITI-007-201 trial was a Phase 3 multi-center, randomized, double-blind, placebo-controlled clinical trial in patients with a clinical diagnosis of probable AD and clinically significant symptoms of agitation. In this trial, approximately 360 patients were planned to be randomized to receive 9 mg ITI-007 or placebo in a 1:1 ratio orally once daily for four weeks. The primary efficacy measure was the Cohen-Mansfield Agitation Inventory—Community version, or CMAI-C. The CMAI-C is a well-validated 37-item scale that measures the ability of a drug to reduce overall frequency of agitation symptoms, including aggressive behaviors. Individual items were to be rated by an expert clinician on a scale of 1 to 7 in which a score of 7 represents the most frequent for each item assessed. The key secondary efficacy measure was the CGI-S. Other exploratory secondary endpoints included measures of other behavioral disturbances associated with dementia. Safety and tolerability were also to be assessed in the trial. In the fourth quarter of 2018, an independent data monitoring committee, or DMC, completed a pre-specified interim analysis of the ITI-007-201 trial, concluded that the trial is not likely to meet its primary endpoint upon completion and therefore recommended the study should be stopped for futility. As a result, we determined to discontinue the ITI-007-201 trial. Lumateperone was generally well tolerated in the ITI-007-201 trial and the decision to discontinue the study was not related to safety. We are analyzing the data set from this trial and will determine the next steps in our program following completion of this analysis.

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

Lumateperone for the treatment of major depressive disorder and other mood disorders

As a potent 5-HT2A receptor antagonist and serotonin reuptake inhibitor, we believe that lumateperone could improve symptoms of depression with fewer side effects than selective serotonin reuptake inhibitors, or SSRIs. Dopamine modulation by lumateperone may reduce irritability and aggression that can accompany many mood disorders. Lumateperone, as a standalone agent, indirectly enhances glutamatergic neurotransmission through both AMPA and NMDA channels in the prefrontal cortex via lumateperone’s dopamine D1 receptor activation. Lumateperone also activates key proteins in the mTOR pathway similar to ketamine which has shown rapid antidepressant effects, yet lumateperone has not been associated with ketamine-like safety concerns. As such, lumateperone may be effective for the treatment of mood disorders including MDD, posttraumatic stress disorder and intermittent explosive disorder. We have commenced our program of lumateperone in MDD. In previous studies, schizophrenia patients with co-morbid depression experienced improvements in depressive symptoms. Additionally, recent preclinical data support the potential for rapid-acting antidepressant effects. In order to explore the effect of different modes of drug administration and the potential for rapid-onset antidepressant activity, our program includes the assessment of novel formulations of lumateperone. Pharmacokinetic studies evaluating these novel formulations are currently ongoing.

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

ITI-333 Program

ITI-333 is a pre-clinical stage development program. ITI-333 is designed as a potential treatment for substance use disorders, pain and psychiatric comorbidities including depression and anxiety. There is a pressing need to develop new drugs to treat opioid addiction and safe, effective, non-addictive treatments to manage pain. We believe the potential exists for ITI-333 to address these challenges. In preclinical studies, ITI-333 functions as a partial agonist at mu opiate receptors, attenuating the behavioral effects of morphine while displaying full analgesic efficacy that is reversible by the mu opiate antagonist, naloxone. ITI-333 also acts as a 5-HT2A antagonist with interactions at D1 receptors. Preclinical safety studies with ITI-333 are currently ongoing and we expect to initiate a clinical program in 2019. If successfully translated to humans, this unique pharmacological profile may yield clinical utility for the treatment of substance use disorders and pain.

Intellectual Property

Our Patent Portfolio

As of February 1, 2019, we owned or controlled approximately 105 patent families filed in the United States and other major markets worldwide, including approximately 83 issued or allowed U.S. patents, 27 pending U.S. patent applications, 216 issued or allowed foreign patents and 184 pending foreign patent applications, directed to novel compounds, formulations, methods of treatment, synthetic methods, and platform technologies.

Our ITI-007 program on novel compounds for neuropsychiatric and neurodegenerative diseases includes patents exclusively in-licensed from Bristol-Myers Squibb on families of compounds, including the ITI-007 lead molecule. We have extensively characterized this lead and filed additional patent applications on polymorphs, pharmaceutical formulations, new indications, improved methods of manufacture, metabolites, derivatives, and structurally related novel compounds. As of February 1, 2019, our ITI-007 program consisted of approximately 30 patent families that we own or control, filed in the United States and other major markets, including 31 issued or allowed U.S. patents, 13 pending U.S. patent applications, 126 issued or allowed foreign patents and 65 pending foreign patent applications. Patent protection for ITI-007 thus includes:

Summary Description of Patent or Patent Application	United States or Foreign Jurisdiction	Expiration Date
Base ITI-007 Patent	Granted: United States, JP, EP (AT, BE, CH, DE, ES, FR, GB, IE, IT, LU, MC)	June 15, 2025 (including regulatory extensions; additional Orange Book-listable protection to 2034; does not include expected 6 month extension in US for pediatric studies)

Supplemental ITI-007 Patent	Granted: US, EP (AT, BE, BG, CH, CZ, DE, DK, EE, ES, FI, FR, GB, GR, HR, HU, IE, IT, LT, LU, LV, NL, NO, PL, PT, RO, SE, SI, SK, TR), AU, CA, CN, KR, HK, JP and MX;	December 1, 2029 (US; does not include expected 6 month extension for pediatric studies); March 12, 2029 (ex-US)

Pending in IL, IN

ITI-007 Dosage Patents (including schizophrenia, bipolar depression, sleep disorder indications)	Granted: US, AU, CN, JP, MX Pending: US (continuation), CA, (divisional), EP, IN, KR, MX (divisional)	December 28, 2029 (US); May 27, 2029 (ex-US)

Patents for Additional Dosage Forms	Pending: US provisional, US national and/or PCT	2037-2039

Patents for Additional Indications	Granted or pending in US, EP, JP, and other countries	2033-2034

Our program on PDE1 inhibitors for cognition, dopamine-mediated and other disorders, cardiovascular disorders, as well as several others, includes patent protection across 19 families for the lead molecule, ITI-214, as well as a wide range of filings on other proprietary compounds and indications. The ITI-214 lead molecule has composition of matter protection to 2029, with possible extensions and additional Orange Book-listable protection to 2034. Additionally, we expect to have data exclusivity in the European Union for up to 11 years from commercial launch. We have obtained patent coverage for ITI-214 in the treatment of cardiovascular disorders, including heart failure, that extends to 2034. We are also evaluating potential follow-on compounds for ITI-214 which would have patent protection beyond 2030.

Our ITI-333 program relates to novel compounds for the non-addictive treatment of pain and for the treatment of opiate use disorder. 12 families of patent applications have been filed, including one which has already resulted in a U.S. patent. These patent families will protect the lead compound, as well as many other analogs under development, beyond 2037 (exclusive of any patent term extensions and regulatory exclusivities).

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

Under the agreement, we made an upfront payment of $1.0 million to BMS, a milestone payment of $1.25 million in December 2013, and a milestone payment of $1.5 million in December 2014 following the initiation of our first Phase 3 clinical trial for lumateperone for patients with exacerbated schizophrenia. Upon FDA acceptance of an NDA filing for lumateperone, we were obligated to pay BMS a $2.0 million milestone payment. The FDA accepted our NDA filing for lumateperone for the treatment of schizophrenia in the third quarter of 2018 and, as a result, we accrued the $2.0 million milestone, which was paid in the first quarter of 2019. Remaining potential milestone payments under the agreement with respect to lumateperone total $10.0 million, including a $5.0 million milestone payable upon an NDA approval. Under the agreement, we may be obliged to make other milestone payments to BMS, for licensed products other than lumateperone, of up to an aggregate of approximately $14.75 million. We are also obliged to make tiered single digit percentage royalty payments ranging between 5 – 9% on sales of licensed products. We are obliged to pay to BMS a percentage of non-royalty payments made in consideration of any sublicense.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of any of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredient, or API, and finished product for our preclinical research and clinical trials, including the Phase 3 trials for lumateperone for the treatment of bipolar depression. We believe that we would be able to contract with other third-party contract manufacturers to obtain API if our existing sources of API were no longer available, but there is no assurance that API would be available from other third-party manufacturers on acceptable terms, on the timeframe that our business would require, or at all.

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

Sales and Marketing

We currently are in the process of building our marketing, sales or distribution capabilities in preparation for the commercial launch of lumateperone for schizophrenia if our NDA is approved by the FDA. In order to commercialize any of our product candidates, we must develop these capabilities internally or through collaboration with third parties. We may choose to commercialize our products in markets outside of the United States by establishing one or more strategic alliances in the future.

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

Even if we are successful in developing and obtaining approval of our product candidates, the resulting products would compete with a variety of established drugs in the areas of our targeted CNS therapeutic indications. Our potential products for the treatment of schizophrenia and bipolar disorder would compete with, among other branded products including, Latuda®, marketed by Sunovion, Rexulti®, marketed by Otsuka Pharmaceutical, VRAYLAR®, marketed by Allergan, Saphris®, marketed by Allergan, and Fanapt®, marketed by Vanda Pharmaceuticals. In addition, our product candidates, if approved, will compete with, among other generic antipsychotic products, aripiprazole, haloperidol, paliperidone, risperidone, quetiapine/XR, olanzapine and clozapine.

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

Assuming successful completion of the required clinical testing, the results of preclinical studies and of clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. An NDA must be accompanied by a significant user fee, which is waived for the first NDA submitted by a qualifying small business. The NDA is subject to a sixty day acceptance period, and if sufficiently complete to permit substantive review, will be filed by the FDA at the end of that period. For NDAs that are assigned a standard review designation, the FDA’s goal is to complete its review ten months from the date the FDA files the NDA and, for priority review of those NDAs, six months from the date the FDA files the NDA. These goals can be extended by the FDA through requests for additional information from the sponsor.

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

Employees

As of February 15, 2019, we employed 73 employees all of whom were full-time. We consider our relations with our employees to be good. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. We anticipate hiring a substantial number of additional employees for sales and marketing, research and development, clinical and regulatory affairs, and general and administrative activities over the next few years. In addition, we intend to use clinical research organizations and third parties to perform our clinical studies and manufacturing.

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

Risks Related to Our Business

We depend heavily on the success of our product candidate lumateperone for the treatment of schizophrenia, which has not yet been approved by the FDA. If we experience material delays in obtaining or are unable to obtain marketing approval for lumateperone for the treatment of schizophrenia, our business will be materially harmed.

We believe that a significant portion of the value attributed to our company by investors is based on the commercial potential of lumateperone for the treatment of schizophrenia, which has not yet been approved by the FDA. The FDA has substantial discretion in deciding whether or not lumateperone for the treatment of schizophrenia should be granted approval based our clinical trials and nonclinical studies to date. We completed this NDA submission in the third quarter of 2018 and the FDA accepted for review the NDA in the fourth quarter of 2018. The FDA assigned a Prescription Drug User Fee Act, or PDUFA, target action date of September 27, 2019. There is no assurance, however, that the FDA will complete its review within this timeframe and does not ensure that our NDA for lumateperone for the treatment of schizophrenia will be approved.

Obtaining approval to market lumateperone for the treatment of schizophrenia in a timely manner will depend on many factors, including the following:

•

whether or not the FDA determines that the evidence gathered in well-controlled clinical trials, other clinical trials and nonclinical studies of lumateperone demonstrates that lumateperone is safe and effective as a treatment for schizophrenia;

•

whether or not the FDA is satisfied that the manufacturing facilities, processes and controls for lumateperone are adequate, that the labeling is satisfactory and that plans for post-marketing studies, safety monitoring and risk evaluation and mitigation are sufficient; and

•

the timing and nature of the FDA’s comments and questions regarding the NDA for lumateperone for the treatment of schizophrenia, the scheduling and recommendations of any advisory committee meeting to consider lumateperone, the time required to respond to the FDA’s comments and questions and to obtain the final labeling for lumateperone and any other delays that may be associated with the NDA review process.

If we experience material delays in obtaining marketing approval for lumateperone for the treatment of schizophrenia in the United States, we will not receive product revenues during the delay. Any such delay may materially harm our product revenues and cash flows. If we do not obtain approval to market lumateperone for the treatment of schizophrenia in the United States, our business will be materially harmed.

In order to execute our business plan and achieve profitability, we need to effectively commercialize lumateperone for the treatment of schizophrenia.

We cannot be sure that lumateperone for the treatment of schizophrenia will be commercially successful in the pharmaceutical market even if we gain marketing approval for lumateperone for the treatment of schizophrenia in a timely manner. We expect that the initial commercial success of lumateperone for the treatment of schizophrenia, if approved, will depend on many factors, including the following:

•	the efficacy, cost, approved use, and side-effect profile of lumateperone regimens relative to competitive treatment regimens for the treatment of schizophrenia;

•	the timing of potential marketing approval from the FDA for the treatment of lumateperone;

•

the effectiveness of our commercial strategy for the launch and marketing of lumateperone, including our pricing strategy and the effectiveness of our efforts to obtain adequate third-party reimbursements;

•

maintaining and successfully monitoring commercial manufacturing arrangements for lumateperone with third-party manufacturers to ensure they meet our standards and those of regulatory authorities, including the FDA, which extensively regulate and monitor pharmaceutical manufacturing facilities;

•	our ability to meet the demand for commercial supplies of lumateperone;

•	the acceptance of lumateperone by patients, the medical community and third-party payors; and

•	the effect of recent or potential health care legislation in the United States.

While we believe that lumateperone for the treatment of schizophrenia will have a commercially competitive profile, we cannot accurately predict the amount of revenue that will be generated if lumateperone receives regulatory approval. If we do not effectively commercialize lumateperone, we will not be able to execute our business plan and may not be able to achieve profitability. If our revenues, market share and/or other indicators of market acceptance of lumateperone do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.

Even if we gain regulatory approval for any of our drug candidates, if the sales and marketing capabilities we are establishing or our third-party relationships for the commercialization of our drug candidates are not effective, our drug candidates may not be successfully commercialized.

We have no experience as a company in marketing drugs or with respect to pricing and obtaining adequate third-party reimbursement for drugs. We are in the process of building our commercial organization and capabilities in the United States in order to prepare to market lumateperone for the treatment of schizophrenia. We will need to successfully complete the expansion of our capabilities and/or enter into arrangements with third parties to sell and market our other product candidates, including lumateperone for the treatment of schizophrenia, if they are approved for sale. If our sales and marketing capabilities or our third-party relationships for the commercialization of our drug candidates are not effective, our business could be materially harmed.

We have never generated revenue from product sales and do not expect to do so until at least the fourth quarter of 2019, if ever.

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

Our lead product candidate, lumateperone, is in Phase 3 clinical development as a novel treatment for schizophrenia, bipolar depression and agitation associated with dementia, including AD. In the third quarter of 2018, we completed the rolling submission of our NDA with the FDA for lumateperone for the treatment of schizophrenia. The FDA accepted for review the NDA in the fourth quarter of 2018 and assigned a Prescription Drug User Fee Act, or PDUFA, target action date of September 27, 2019. There can be no assurance that any NDA that we submit to the FDA will approved by the FDA or that, if approved, we will be able to successfully commercialize lumateperone for the treatment of patients with schizophrenia. In addition, in response to questions raised by the FDA relating to certain findings observed in nonclinical toxicology studies of lumateperone in an animal species, based on feedback from the FDA, we incorporated additional monitoring in our long-term safety study for metabolites seen in animal species but not seen to date in humans, and continued to monitor for toxicities in our nonclinical studies. If the FDA determines the results of our long-term safety study and nonclinical studies do not sufficiently demonstrate the safety and tolerability of long-term use of lumateperone, the FDA may not approve an NDA for lumateperone for a chronic condition such as schizophrenia.

Our bipolar depression program consists of three Phase 3 multi-center, randomized, double-blind, placebo-controlled clinical trials. In the ITI-007-401 and the ITI-007-404 trials, lumateperone is being evaluated as a monotherapy and in the ITI-007-402 trial, lumateperone is being evaluated as an adjunctive therapy with lithium or valproate. All three trials are evaluating lumateperone in patients with a clinical diagnosis of Bipolar I or Bipolar II disorder and who are experiencing a current major depressive episode. We have also initiated Phase 3 development of lumateperone for the treatment of agitation in patients with dementia, including AD. Our ITI-007-201 trial is a Phase 3 multi-center, randomized, double-blind, placebo-controlled clinical trial in patients with a clinical diagnosis of probable AD and clinically significant symptoms of agitation. In the fourth quarter of 2018, an independent data monitoring committee, or DMC, completed a pre-specified interim analysis of the ITI-007-201 trial, concluded that the trial is not likely to meet its primary endpoint upon completion and therefore recommended the study should be stopped for futility. As a result, we determined to discontinue the ITI-007-201 trial. Lumateperone was generally well tolerated in the ITI-007-201 trial and the decision to discontinue the study was not related to safety. We are analyzing the data set from this trial and will determine the next steps in our dementia program following completion of this analysis.

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

We cannot be certain that the clinical development of these or any other drug candidates in preclinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues from our product candidates currently in development, if any, will be derived from sales of drugs that will not become marketable until at least the fourth quarter of 2019, if at all.

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

The FDA may ultimately determine that our Phase 3 clinical trials and non-clinical studies are not sufficient for regulatory approval. If we are required to conduct additional clinical trials and non-clinical studies, our development of lumateperone for schizophrenia will be more time-consuming and costly than we presently anticipate, which would have a material adverse effect on our business, results of operations, financial condition and cash flows.

The FDA may not agree with our belief that the lumateperone late-stage clinical development program, including two large, well-controlled positive studies (a Phase 2 and a Phase 3) and supportive evidence from a second Phase 3 study, collectively provide evidence of the efficacy and safety of lumateperone for the treatment of schizophrenia. In addition, the FDA may not agree with one or more aspects of our clinical trial designs, including the duration of the trials, clinical endpoints, controls, dose ranges, collection of safety data, or adequacy of our non-clinical studies. If the FDA does not agree with our clinical and non-clinical designs, or our interpretations of the data from such studies, our development of lumateperone in schizophrenia and other indications may be delayed, and we may incur additional costs and devote additional resources to address any concerns the FDA may have. In addition, we may be required to conduct additional clinical trials or studies, which could result in additional delays and costs.

Even if we eventually receive approval of lumateperone, the FDA may grant approval contingent on the performance of costly additional post-approval clinical trials. The FDA may also approve lumateperone for a more limited indication or a narrower patient population than we originally requested, and the FDA may not approve the labeling that we believe is necessary or desirable for the successful commercialization of lumateperone or our other product candidates. Any delay in obtaining, or inability to obtain, applicable regulatory approval for lumateperone would delay or prevent commercialization of lumateperone and would materially adversely impact our business, results of operations, financial condition and cash flows.

If the results of our long-term safety study do not adequately demonstrate the safety and tolerability of long-term use of lumateperone, the FDA may not approve our NDA for lumateperone for a chronic condition such as schizophrenia.

The FDA had raised questions relating to certain findings observed in nonclinical toxicology studies of lumateperone in an animal species and requested additional information to confirm that the nonclinical findings are not indicative of a safety risk associated with long term exposure in humans. The data we presented supports the position that there are significant species differences in the metabolism of lumateperone. Based on the FDA’s agreement that we presented adequate data indicating that the toxicity seen in the animal species is not relevant to humans, we proceeded with our long-term safety study of lumateperone in patients with schizophrenia. In December 2018, we released results from the second part of our open-label safety switching study assessing the effects of long-term administration of lumateperone in patients with stable symptoms of schizophrenia. The data demonstrated that lumateperone, administered for up to one year, was generally well tolerated and exhibited statistically significant improvements from baseline on key safety measures of body weight, cardiometabolic and endocrine parameters, without motor side effects often associated with other antipsychotic medications. The study has been extended to allow patients to stay on lumateperone for more than one year and study conduct is ongoing. If the FDA determines the results of our long-term safety study do not adequately demonstrate the safety and tolerability of long-term use of lumateperone, our NDA for lumateperone for the treatment of schizophrenia may not be approved and we may not be able to file an NDA for lumateperone for another chronic condition. The failure to receive FDA approval of our NDA for lumateperone for the treatment of schizophrenia would have a significant adverse effect on our business.

We expect our net losses to continue for at least several years and are unable to predict the extent of future losses or when we will become profitable, if ever.

We have experienced significant net losses since our inception. As of December 31, 2018, we had an accumulated deficit of approximately $562.4 million. We expect to incur net losses over the next several years as we advance our programs and incur significant clinical development costs. We have not received, and do not expect to receive until at least the fourth quarter of 2019, any revenues from the commercialization of our product candidates. Substantially all of our revenues to date were from our license and collaboration agreement with Takeda and our agreements with various U.S. governmental agencies and other parties, including our research and development grants. In October 2014, we entered into the Takeda Termination Agreement, which terminated our license and collaboration agreement with Takeda, pursuant to which all rights with respect to ITI-214 that we previously granted to Takeda were returned to us. We will not, therefore, receive any further milestone payments from Takeda and we cannot be certain that we will enter into additional collaboration agreements. To obtain revenues from our product candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents and investment securities totaled $347.5 million at December 31, 2018. While we believe that our existing cash, cash equivalents and investment securities, together with interest on cash balances, will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2020, the amount and timing of our actual expenditures will depend upon numerous factors, including the ongoing status of our NDA submission for lumateperone in patients with schizophrenia; the ongoing status of our Phase 3 clinical trials of lumateperone in patients with bipolar depression; the continued development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions; and our other planned clinical and non-clinical trials. We anticipate that we will need to secure additional funding for further development of lumateperone in patients with dementia, including AD and in other programs including in patients with depressive disorders and other indications, and for development of our other product candidates. If the FDA requires that we perform additional preclinical studies or clinical trials, or we experience delays or other setbacks in our clinical trials, our expenses would further increase beyond what we currently expect and the anticipated timing of any potential future NDA submission would likely be delayed.

With the remaining proceeds from our public offerings in September 2015 and October 2017, we intend to fund the following: pre-launch activities for lumateperone for the treatment of schizophrenia and, if it receives regulatory approval, to fund our initial commercialization efforts; the completion of our clinical trials of lumateperone in bipolar disorder as a monotherapy and as an adjunctive therapy with lithium or valproate; clinical trials of lumateperone for the treatment of depressive disorders; clinical trials of lumateperone for the treatment of behavioral disturbances in dementia, including AD; preclinical and clinical development of our ITI-007 long acting injectable development program; other clinical trials of lumateperone; the continued clinical development of our PDE1 program, including ITI-214; and research and preclinical development of our other product candidates and the continuation of manufacturing activities in connection with the development of lumateperone. The remaining proceeds, if any, will be used to fund new and ongoing research and development activities, new business opportunities, general corporate purposes, including general and administrative expenses, capital expenditures and working capital. Accordingly, we will continue to require substantial additional capital beyond the net proceeds from these offerings to continue our clinical development and commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

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

•	our ability to enter into new, and to maintain any existing, collaboration and license agreements;

•	the extent to which any future collaborators are obligated to reimburse us for clinical trial costs under any future collaboration agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for clinical or commercial production;

•	the costs of preparing applications for regulatory approvals for our product candidates;

•	the costs of preparing for and establishing, or contracting for, sales and marketing capabilities if we obtain regulatory clearances to market our product candidates;

•	the costs involved in expanding the accounting and data management systems to support commercial operations, including but not limited to an Enterprise Resource Planning system (ERP); and

•	the costs associated with litigation.

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

Our management has significant flexibility in applying our cash resources, including the net proceeds from our public offerings completed in September 2015 and October 2017, and could use these resources for corporate purposes that do not increase our market value, or in ways with which our stockholders may not agree. We may use our cash resources for corporate purposes that do not yield a significant return or any return at all for our stockholders, which could adversely affect our future growth prospects.

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

Additionally, the FDA may not agree with our belief that the lumateperone late-stage clinical development program collectively provides evidence of the efficacy and safety of lumateperone for the treatment of schizophrenia, which may require us to conduct additional trials, which would be expensive and time-consuming, would delay our ability to file an NDA with the FDA, and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Once a clinical trial has begun, it may be delayed, suspended or terminated due to a number of factors, including: ongoing discussions with regulatory authorities regarding the scope or design of our clinical trials or requests by them for supplemental information with respect to our clinical trial results; failure to conduct clinical trials in accordance with regulatory requirements; lower than anticipated screening or retention rates of patients in clinical trials; serious adverse events or side effects experienced by participants; and insufficient supply or deficient quality of product candidates or other materials necessary for the conduct of our clinical trials. In the fourth quarter of 2018, a DMC completed a pre-specified interim analysis of our ITI-007-201 Phase 3 trial in patients with a clinical diagnosis of probable AD and clinically significant symptoms of agitation, concluded that the trial is not likely to meet its primary endpoint upon completion and therefore recommended the study should be stopped for futility. As a result, we determined to discontinue the ITI-007-201 trial.

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

Our product candidates have never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale. In particular, we will need to develop a larger scale manufacturing process that is more efficient and cost-effective to commercialize lumateperone and other product candidates, which may not be successful.

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

In addition, the facilities used by our contract manufacturers or other third party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that are being conducted following our request for regulatory approval for lumateperone from the FDA. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our product candidates may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. The FDA or similar foreign regulatory agencies may also implement new standards at any time, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. We have little control over our manufacturers’ compliance with these regulations and standards. A failure of any of our current or future contract manufacturers to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates or the ultimate launch of products based on our product candidates into the market. Failure by our current or future third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical studies, regulatory submissions, approvals or commercialization of our product candidates, entail higher costs or impair our reputation.

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

In order to market any products that may be approved by the FDA, we must build our sales, marketing, managerial, and related capabilities or make arrangements with third parties to perform these critical commercial services. While we have begun the process of building an organization for the sales, marketing or distribution of pharmaceutical products, there are risks involved with both establishing our own sales, marketing, managerial and related capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

As of December 31, 2018, we had net operating loss carryforwards, or NOLs, of approximately $145 million, which are available to reduce any future federal and state taxable income and will begin to expire in the year 2034. The use of our NOLs may be restricted due to changes in our ownership, including as a result of our public offerings.

Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, substantial changes in our ownership may limit the amount of NOLs and tax credit carryforwards that could be utilized annually in the future to offset taxable income.

For the years ended December 31, 2018 and 2017, we performed a Section 382 ownership analysis and determined that no ownership change occurred (within the meaning of Section 382 of the Code) as a result of our public offering in 2017. Our previous ownership analysis, through December 31, 2015, reflected an ownership change occurred as a result of our 2015 public offerings. Based on the analysis performed, however, we do not believe that the Section 382 annual limitation will impact our ability to utilize the tax attributes that existed as of the date of the ownership change in a material manner. If we experience an ownership change in the future, the tax benefits related to the NOLs and tax credit carryforwards may be further limited or lost.

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

The comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act,” or TCJA, that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. In addition, the TCJA repealed the alternative minimum tax (“AMT”) and provides for a refund of taxes paid between 2018 and 2021. With the passing of the TCJA, the Company will receive a refund in future periods for AMT paid in prior years. The Company has recognized a benefit of approximately $1.1 million for these taxes on its December 31, 2017 consolidated statement of operations. We continue to examine the impact this tax reform legislation may have on our business and depending on possible foreign operations, among other things, the impact of this tax reform is uncertain and could be adverse. This report does not discuss any such tax legislation or the manner in which it might affect holders of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we, our clinical research organizations and other third parties on which we rely collect and store sensitive data, including legally protected patient health information, personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site systems. These applications and data encompass a wide variety of business critical information, including research and development information and business and financial information.

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

Even if we have or obtain patents covering our product candidates or technologies, we may still be barred from making, using and selling our product candidates or technologies because of the patent rights of others. Others have or may have filed, and in the future are likely to file, patent applications covering compounds, assays, genes, gene products and therapeutic products that are similar or identical to ours. There are many issued U.S. and foreign patents relating to genes, nucleic acids, polypeptides, chemical compounds or therapeutic products, and some of these may encompass reagents utilized in the identification of candidate drug compounds or compounds that we desire to commercialize. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the area of CNS disorders and the other fields in which we are developing product candidates. These could materially affect our ability to develop our product candidates or sell our products. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, that may later result in issued patents that our product candidates or technologies may infringe. These patent applications may have priority over patent applications filed by us.

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

During the year ended December 31, 2018, the price per share of our common stock on the Nasdaq Global Select Market has ranged from a high of $25.82 to a low of $10.21. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.

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

We will need to satisfy our future cash needs through public or private sales of our equity securities, sales of debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of our product candidates and technology and, to a lesser extent, grant funding, although there can be no assurances such financing can be obtained. We filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on September 14, 2016, on which we registered for sale up to $350 million of any combination of our common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine. On October 2, 2017 and October 5, 2017, we completed our public offering of approximately $172 million of shares of our common stock registered on the universal shelf registration statement and received net proceeds of approximately $162 million, after deducting underwriting discounts and commissions and estimated offering expenses. After the public offering in October 2017, approximately $178 million of securities remain available for issuance under this shelf registration statement. This registration statement will remain in effect for up to three years from the date it was declared effective. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or grant licenses on terms that are not favorable to us.

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

Our headquarters are located at 430 East 29th Street, New York, New York 10016, where we occupy approximately 32,287 square feet of useable office and laboratory space. The term of the lease, as amended, expires in March 2029. We also lease a small amount of office space in Towson, Maryland.

Item 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ITCI.”

Stockholders

As of February 25, 2019, we had 55,116,739 outstanding shares of common stock and no outstanding shares of preferred stock. As of February 25, 2019, there were approximately 106 holders of record of our outstanding shares of common stock.

Unregistered Sales of Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 2018. The selected financial data for each of the five years in the period ended December 31, 2018 have been derived from our audited consolidated financial statements. The consolidated balance sheets as of December 31, 2018 and 2017 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the report thereon, are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

	2018	2017	2016	2015	2014
Statements of Operations:
Revenues:
License and collaboration revenue	$—	$—	$—	$30,659	$547,546
Grant revenue	—	245,837	330,702	60,705	29,755

Total Revenues	—	245,837	330,702	91,364	577,301
Costs and expenses:
Research and development	132,166,913	79,419,009	93,831,530	87,718,074	21,226,345
General and administrative	30,099,855	23,666,957	24,758,063	18,187,286	10,337,679

Total costs and expenses	162,266,768	103,085,966	118,589,593	105,905,360	31,564,024
Loss from operations	(162,266,768)	(102,840,129)	(118,258,891)	(105,813,996)	(30,986,723)
Interest income	(7,140,957)	(4,005,864)	(2,935,077)	(1,022,455)	(303,936)
Interest expense	—	—	36,781	—	7,073
Income tax expense (benefit)	1,600	(1,060,851)	1,065,673	1,600	1,600

Net Loss	$(155,127,411)	$(97,773,414)	$(116,426,268)	$(104,793,141)	$(30,691,460)

Net Loss per common share	$(2.84)	$(2.12)	$(2.69)	$(2.91)	$(1.07)

Weighted average number of common shares:	54,707,865	46,181,926	43,240,188	36,069,237	28,650,067

	December 31,
	2018	2017	2016	2015	2014
Balance Sheet data:
Cash and cash equivalents	$54,947,502	$37,790,114	$48,642,225	$47,159,303	$61,325,044
Investments	292,583,046	426,540,921	428,041,021	428,041,021	68,320,672
Total assets	357,206,498	471,486,699	388,903,495	484,103,528	131,111,769
Total liabilities	39,491,617	17,049,738	13,400,956	7,860,617	10,557,064
Accumulated deficit	(562,376,191)	(407,248,780)	(309,475,366)	(193,049,098)	(88,255,957)
Total stockholders’ equity	317,714,881	454,436,961	375,502,539	476,242,911	120,554,705

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We had a pre-NDA meeting with the FDA in the first quarter of 2018 and reached agreement on the timing and content of a rolling NDA submission for lumateperone for the treatment of schizophrenia. We initiated the rolling submission of our NDA with the FDA for lumateperone for the treatment of schizophrenia in the second quarter of 2018, we completed this NDA submission in the third quarter of 2018 and the FDA accepted the NDA for review in the fourth quarter of 2018.

Our lumateperone bipolar depression Phase 3 clinical program consists of two monotherapy studies and one adjunctive study. We have completed patient enrollment in our first monotherapy study (Study 401) conducted in the U.S. and in the second monotherapy study (Study 404) conducted globally. Given the relative timing of these two events and to avoid introducing potential expectation bias in the ongoing Study 404, we anticipate reporting topline results from Study 401 and Study 404 simultaneously in the second quarter of 2019. The Study 401 dataset will remain locked and blinded until the Study 404 dataset is available and then both datasets will be analyzed concurrently. Subject to the outcome of these trials, we expect to submit in the second half of 2019 for FDA regulatory approval for bipolar depression. Our global study evaluating adjunctive lumateperone in bipolar depression (Study 402) is ongoing.

In the second quarter of 2016, we initiated Phase 3 development of lumateperone for the treatment of agitation in patients with dementia, including AD. Our ITI-007-201 trial is a Phase 3 multi-center, randomized, double-blind, placebo-controlled clinical trial in patients with a clinical diagnosis of probable AD and clinically significant symptoms of agitation. In the fourth quarter of 2018, an independent data monitoring committee, or DMC, completed a pre-specified interim analysis of the ITI-007-201 trial, concluded that the trial is not likely to meet its primary endpoint upon completion and therefore recommended the study should be stopped for futility. As a result, we determined to discontinue the ITI-007-201 trial. Lumateperone was generally well tolerated in the ITI-007-201 trial and the decision to discontinue the study was not related to safety. We are analyzing the data set from this trial and will determine the next steps in our program following completion of this analysis.

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

Our pipeline also includes preclinical programs that are focused on advancing drugs for the treatment of schizophrenia, Parkinson’s disease, AD and other neuropsychiatric and neurodegenerative disorders. We are also investigating the development of treatments for disease modification of neurodegenerative disorders and non-CNS diseases, including our ITI-333 development program. ITI-333 is designed as a potential treatment for substance use disorders, pain and psychiatric comorbidities including depression and anxiety. There is a pressing need to develop new drugs to treat opioid addiction and safe, effective, non-addictive treatments to manage pain. We believe the potential exists for ITI-333 to address these challenges. Preclinical safety studies with ITI-333 are currently ongoing and we expect to initiate a clinical program in 2019.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.

Revenues

We have not generated any revenue from product sales to date and we do not expect to generate revenues from product sales until at least the fourth quarter of 2019, if ever. We had no revenues for the year ended December 31, 2018, and our revenues for the year ended December 31, 2017 were from a government grant. We have received and may continue to receive grants from U.S. government agencies and foundations.

We do not expect any revenues that we may generate in the next several years to be significant enough to fund our operations.

Expenses

The process of researching and developing drugs for human use is lengthy, unpredictable and subject to many risks. We are unable with certainty to estimate either the costs or the timelines in which those costs will be incurred. The clinical development of lumateperone for the treatment of schizophrenia and for the treatment of bipolar depression consumes and, together with our anticipated clinical development programs for depressive disorders and ITI-214, will continue to consume a large portion of our current, as well as projected, resources. We intend to pursue other disease indications that lumateperone may address, but there are significant costs associated with pursuing FDA approval for those indications, which would include the cost of additional clinical trials.

Our ITI-002 program has a compound, ITI-214, in Phase 1/2 development. We intend to pursue the development of our PDE program, including ITI-214 for the treatment of several CNS and non-CNS conditions, including cardiovascular disease. We have initiated our development program for ITI-214 for Parkinson’s disease. In addition, in the first quarter of 2018, the IND went into effect for ITI-214 for the treatment of heart failure. We have initiated clinical conduct of the first clinical study in this program, a randomized, double-blind, placebo-controlled study of escalating single doses of ITI-214 to evaluate safety and hemodynamic effects in patients with systolic heart failure. Our other projects are still in the preclinical stages, and will require extensive funding not only to complete preclinical testing, but to commence and complete clinical trials. Expenditures that we incur on these projects will be subject to availability of funding in addition to the funding required for the advancement of lumateperone. Any failure or delay in the advancement of lumateperone could require us to re-allocate resources from our other projects to the advancement of lumateperone, which could have a material adverse impact on the advancement of these other projects and on our results of operations. Our operating expenses are comprised of (i) research and development expenses and (ii) general and administrative expenses. Our research and development costs are comprised of:

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

We expect that research and development expenses will increase moderately as we proceed with our Phase 3 clinical trials of lumateperone for the treatment of bipolar disorder and depressive disorders and as we proceed with increased manufacturing of drug product for clinical trials and pre-commercialization testing. We also expect that our general and administrative costs will increase from prior periods primarily due to costs to perform pre-product commercialization activities and the increased costs associated with building infrastructure to support the anticipated commercial sales of lumateperone if it is approved for sale in the United States, which could include hiring additional personnel and the cost of additional facility space. On September 28, 2018, we signed a lease with a related party to acquire 15,534 square feet of additional office space in our current headquarters facility. We granted options to purchase 1,175,187 shares of our common stock in 2018 and have granted options to purchase an additional 1,218,494 shares of our common stock on January 8, 2019. We also granted time based restricted stock units, or RSUs, for 544,542 of our common stock in 2018 and time based RSUs for 886,802 shares of our common stock on January 8, 2019. We will recognize expense associated with these RSUs and options over the next three years in both research and development expenses and general and administrative expenses. In the first quarter of 2017, we also granted performance based RSUs, which vest based on the achievement of certain milestones that include (i) the submission of an NDA with the FDA, (ii) the approval of the NDA by the FDA, or the Milestone RSUs, and (iii) the achievement of certain comparative shareholder returns against our peers, or the TSR RSUs. The Milestone RSUs were valued at the closing price on March 8, 2017. The RSUs related to the NDA submission were amortized through December 31, 2018 based on the probable vesting date. The NDA submission milestone was achieved in the third quarter of 2018. The Milestone RSUs related to the NDA submission vested on December 31, 2018. The amortization of the expenses of the Milestone RSUs related to the approval of the NDA will commence if and when the filing has been approved through the last day of the calendar year in which the milestone is achieved and expires on December 31, 2019 if not achieved. The TSR RSUs were valued using the Monte Carlo simulation method and will be amortized over the life of the RSU agreements which ends December 31, 2019. The Milestone RSUs and the TSR RSUs are target based and the ultimate awards, if attained, could be the target amount or higher or lower than the target amount, depending on the timing or achievement of the goal. We expect this non-cash expense to be substantial and affect quarter to quarter and year to date comparisons in the upcoming year. We expect to continue to grant stock options and other stock-based awards in the future, which with our growing employee base will increase our stock-based compensation expense in future periods.

The following table sets forth our revenues, operating expenses, interest income, net and income tax (benefit) expenses for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Revenues	$—	$246	$330
Expenses
Research and Development	132,167	79,419	93,831
General and Administrative	30,099	23,667	24,758

Total costs & expenses	162,266	103,086	118,589

Loss from operations	(162,266)	(102,840)	(118,259)
Interest income, net	(7,141)	(4,006)	(2,898)
Income tax expense (benefit)	2	(1,061)	1,065

Net Loss	$(155,127)	$(97,773)	$(116,426)

Comparison of Years Ended December 31, 2018 and December 31, 2017

Revenues

Revenues for the year ended December 31, 2018 were zero as compared to $246 thousand for the year ended December 31, 2017, due to a government grant that was completed in the fourth quarter of 2017. We expect to have a moderate amount of grant revenue in the future.

Research and Development Expenses

	2018	2017	2016
External Costs	$110,700	$64,404	$81,230
Internal Costs	21,467	15,015	12,601

Total Research and Development Expenses	$132,167	$79,419	$93,831

	2018	2017	2016
Lumateperone costs	$82,288	$53,124	$69,771
Manufacturing costs	22,741	12,282	15,441
Stock based compensation	7,381	5,083	4,473
Other projects and overhead	19,757	8,930	4,146

Total Research and Development Expenses	$132,167	$79,419	$93,831

Research and development expenses increased to $132.2 million for the year ended December 31, 2018 as compared to $79.4 million for the year ended December 31, 2017, representing an increase of approximately $52.8 million, or 66%. This increase is due primarily to an increase of approximately $23.2 million of costs associated with lumateperone clinical costs, a $6.0 million increase in costs for lumateperone non-clinical efforts, approximately $10.5 million increase in manufacturing expense, approximately $2.3 million increase in stock compensation expense and an increase of approximately $10.8 million of non ITI-007 projects and overhead expenses. Expenses for other projects and overhead increased as we expanded our preclinical development of ITI-333 and ITI-214, among others. Internal costs increased by $6.5 million for the period as we hired additional staff and increased our stock based compensation expense.

As development of lumateperone progresses, we anticipate costs for lumateperone to increase due primarily to ongoing and planned clinical trials relating to our lumateperone programs in the next several years as we conduct Phase 3 and other clinical trials. We are also required to complete non-clinical testing to obtain FDA approval and manufacture material needed for clinical trial use, which includes non-clinical testing of the drug product and the creation of an inventory of drug product in anticipation of possible FDA approval.

As of December 31, 2018, we employed 49 full time personnel in our research and development group as compared to 32 full time personnel in our research and development group at December 31,2017. We expect to hire additional staff as we increase our development efforts and grow our business in the upcoming years.

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

General and Administrative Expenses

General and administrative expenses increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017 by approximately $6.4 million, or 27.2%. The increase is primarily the result of an increase pre-commercialization costs of approximately $4.0 million, labor costs of approximately $1.8 million, stock compensation expense of approximately $457,000, rent expense of approximately $405,000 and is offset partially by lower professional fees of approximately $443,000. Salaries, bonuses and related benefit costs for our executive, finance and administrative functions for the years ended 2018 and 2017 constituted approximately 56% and 62%, respectively, of our total general and administrative costs. The next major categories of expenses were patent costs and, to a lesser extent, general office-related overhead.

We expect general and administrative costs to increase significantly as we hire additional staff and expand our operations, in particular, the addition of a sales force and related commercial and other infrastructure as we prepare for potential commercial activities.

Interest Income

Interest income has increased to approximately $7.1 million from $4.0 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This increase is primarily a result of slightly higher than average cash balances and rising interest rates in 2018 as compared to 2017. The higher balances in 2018 were primarily due to the net offering proceeds of $162.1 million that we received in October 2017 and is offset partially by the $118.2 million of cash and investments utilized in 2018.

Income Taxes

In September 2016, the Company licensed certain intellectual property rights to its wholly-owned subsidiary, ITI Limited, which was formed in the third quarter of 2016. Although the license of intellectual property rights did not result in any gain or loss in the consolidated statements of operations, the transaction generated taxable net income in the U.S in 2016. We utilized a portion of our available federal and state net operating loss carryforwards to offset the majority of this net income but incurred approximately $1.1 million of alternative minimum tax related to intercompany transactions that were treated as tax expense in our consolidated statement of operations in 2016. In December 2017 the Tax Cuts and Jobs Act law was passed which will allow the Company to receive a refund in future periods for these taxes paid. The Company has therefore recognized a benefit of approximately $1.1 million for these taxes in 2017. The Company expects to receive approximately half of this amount in the next year.

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

Income Taxes

In September 2016, we licensed certain intellectual property rights to its wholly-owned subsidiary, ITI Limited, which was formed in the third quarter of 2016. Although the license of intellectual property rights did not result in any gain or loss in the consolidated statements of operations, the transaction generated taxable net income in the U.S in 2016. We utilized a portion of our available federal and state net operating loss carryforwards to offset the majority of this net income but incurred approximately $1.1 million of alternative minimum tax related to intercompany transactions that were treated as tax expense in our consolidated statement of operations in 2016. In December 2017 the Tax Cuts and Jobs Act law was passed which will allow the Company to receive a refund in future periods for these taxes paid. The Company therefore recognized a benefit of approximately $1.1 million for these taxes in December 2017.

Liquidity and Capital Resources

Through December 31, 2018, we provided funds for our operations by obtaining approximately $880.3 million of cash primarily through public and private offerings of our common stock and other securities, grants from government agencies and foundations and payments received under the terminated Takeda License Agreement. We do not believe that grant revenue will be a significant source of funding in the near future.

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

As of December 31, 2018, we had a total of approximately $347.5 million in cash and cash equivalents and available-for-sale investment securities, and approximately $36.3 million of short-term liabilities consisting entirely of liabilities from operations. In the year ended December 31, 2018, we spent approximately $125.7 million in cash for operations and equipment, not including $7.1 million of interest income. We reduced working capital by approximately $135.9 million for the year ended December 31, 2018. This use of cash was primarily for conducting clinical trials and non-clinical testing, including manufacturing related activities and funding recurring operating expenses.

For the year 2019, subject to the timing of NDA approval, clinical trial conduct, regulatory activities, precommercial, manufacturing, and other development activities, we expect to spend between $225 million and $240 million. We expect these expenditures to be due primarily to the pre-commercialization activities, initial commercialization activities and related infrastructure expansion in connection with the commercialization of lumateperone for the treatment of schizophrenia; the development of lumateperone in our late stage clinical programs; the development of our other product candidates, including ITI-214; the continuation of manufacturing activities in connection with the development of lumateperone; and general operations. We expect our existing cash and cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2020.

We will require significant additional financing in the future to continue to fund our operations. We believe that we have the funding in place to complete the additional clinical and non-clinical trials, manufacturing and pre-commercialization activities needed for potential regulatory approval and initial commercialization of lumateperone in patients with schizophrenia. With our existing cash, cash equivalents and available-for-sale investment securities, we believe that we have the funds to complete our ongoing clinical trials of lumateperone in bipolar disorder as a monotherapy and as an adjunctive therapy with lithium or valproate. We also plan to fund additional clinical trials of lumateperone for the treatment of behavioral disturbances in dementia and depressive disorders; preclinical and clinical development of ITI-007 long acting injectable development program; additional clinical trials of lumateperone; continued clinical development of our PDE program, including ITI-214; research and preclinical development of our other product candidates; and the continuation of manufacturing activities in connection with the development of lumateperone. We anticipate requiring additional funds for further development of lumateperone in patients with dementia, including AD, for further development of lumateperone in patients with bipolar disorder, depressive disorders and other indications, and for development of our other product candidates. We have incurred losses in every year since inception with the exception of 2011, when we received an up-front fee and a milestone payment related to the Takeda License Agreement. These losses have resulted in significant cash used in operations. For the year ended December 31, 2018, we used net cash in operating activities and purchases of equipment of approximately $125.7 million. This total does not include an offset for $7.1 million of interest income received. While we have several research and development programs underway, the lumateperone program has advanced the furthest and will continue to consume increasing amounts of cash for conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct the activities necessary to pursue FDA approval of lumateperone and our other product candidates, as well as commercialization efforts, we expect the amount of cash to be used to fund operations to increase over the next several years.

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

In 2014, we entered into a long-term lease, which was amended in December 2015, for 16,753 square feet of useable laboratory and office space located at 430 East 29th Street, New York, New York 10016. Due to the amortization of total lease payments, we have recognized $3.2 million of deferred rent through the end of 2018. In September 2018, we further amended the lease to obtain an additional 15,534 square feet of office space beginning October 1, 2018 and to extend the term of the lease for previously acquired space. The lease, as amended, has a term of 14.2 years ending in March 2029. We expect that our facility related costs will increase significantly from year to year as a result of leasing this additional space.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

Total contractual obligations as of December 31, 2018 are summarized in the following table (in thousands):

	Payments Due By Period
	Total	2019	2020-2021	2022-2024	After 2024
Operating Lease Obligations for existing space	$17,704	$1,501	$3,137	$5,069	$7,997
Operating Lease Obligations for additional office space beginning October 1, 2018	$15,702	$1,022	$2,843	$4,592	$7,245

	$33,406	$2,523	$5,980	$9,661	$15,242

The table of Contractual Obligations and Commitments does not reflect that, under the License Agreement with BMS, we may be obligated to make future milestone payments to BMS totaling $12 million, including the $2.0 million paid in January 2019; to make other future milestone payments to BMS for each licensed product of up to an aggregate of approximately $14.75 million; to make tiered single digit percentage royalty payments on sales of licensed products; and to pay BMS a percentage of non-royalty payments made in consideration of any sublicense.

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

As part of the process of preparing its financial statements, we are required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the clinical trial as measured by subject progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account various clinical information provided by vendors and discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, we adjust its clinical expense recognition if actual results differ from its estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations, clinical sites and other third-party vendors. Although we do not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2018 and 2017, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. Share-based compensation expense recognized in the statements of operations for the years ended December 31, 2018, 2017 and 2016 is based on share-based awards ultimately expected to vest.

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

Beginning in the first quarter of 2016, and in the first quarter of 2017 and 2018, we granted time based RSUs that vest in three equal annual installments. In the first quarter of 2017, we granted additional time-based RSUs as well as performance-based RSUs, which vest based on the achievement of certain milestones that include (i) the submission of an NDA with the FDA, (ii) the approval of the NDA by the FDA (collectively, the “Milestone RSU grants”) and (iii) the achievement of certain comparative shareholder returns against the Company’s peers (the “TSR RSU grants”) . The Milestone RSU grants were valued at the closing price on March 8, 2017. The Milestone RSU grants that vest upon the NDA submission were amortized through December 31, 2018 based on the probable vesting date. The NDA submission milestone was achieved in the third quarter of 2018, so the Milestone RSUs related to the NDA submission vested on December 31, 2018. The amortization of the expenses for Milestone RSU grants related to the approval of the NDA will commence if and when the NDA filing has been approved through the last day of the calendar year in which the milestone is achieved. The TSR RSU grants were valued using the Monte Carlo Simulation method and will be amortized over the life of the RSU agreements which ends December 31, 2019. The Milestone RSU grants and TSR RSU grants are target based and the ultimate awards, if attained, could be the target amount or higher or lower than the target amount, depending on the timing or achievement of the goal.

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

Since we have net operating loss carryforwards as of December 31, 2018, 2017 and 2016, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations. In March 2016, the FASB issued ASU 2016-09. ASU 2016-09 simplifies several areas of accounting for stock compensation, including simplification of the accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows and forfeitures. As of January 1, 2017, the Company adopted ASU 2016-09 for the quarter ended March 31, 2017. Accordingly, the Company recognized previously unrecognized excess tax benefits of $9.7 million recorded as deferred tax assets with a corresponding offsetting full valuation allowance at the beginning of 2017, which yielded no tax impact.

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

We adopted this standard using the “modified retrospective method” which did not result in an impact to its financial statements as we have not had product sales to date. Upon commercializing a product or executing any revenue generating contracts, we will provide additional disclosures in the notes to the consolidated financial statements related to the relevant aspects of any revenue generating contracts that we have or into which we expect to enter.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company elected not to early adopt the standard, and therefore, will adopt the standard on January 1, 2019. We will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. We are not electing the hindsight practical expedient. We will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

We estimate adoption of the standard will result in recognition of additional net lease assets and lease liabilities of approximately $18 million and $21 million, respectively, as of January 1, 2019. The difference between these amounts represents the net deferred rent as of January 1, 2019 with no impact to the accumulated deficit. We do not believe the new standard will have a notable impact on our liquidity.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718)—Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The standard allows for the entity to only remeasure equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. After adoption, the nonemployee share-based payment awards would be treated similar to employee share-based payment awards going forward. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We are currently analyzing the impact of ASU 2018-07. As our nonemployee share-based awards are not significant, we do not expect the adoption will have a material impact on the consolidated accumulated deficit.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity. As of December 31, 2018, we had cash, cash equivalents and marketable securities of approximately $347.5 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates, although the recent rise in interest rates has resulted in our unrealized loss on investments as of December 31, 2018 and 2017 totaling approximately $0.7 million and $0.8 million, respectively. Since we plan on holding those investments to maturity, no recognition of impairment is required. Declines in interest rates, however, would reduce future investment income.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2018, the company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting. This report appears further below in this Item 9A.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Intra-Cellular Therapies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Intra-Cellular Therapies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Intra-Cellular Therapies, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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

February 27, 2019

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation,” “Compensation Discussion and Analysis,” “Management and Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Risks Related to Compensation Practices and Policies” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Proposal [2]: Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a).	The following documents are filed as part of this annual report on Form 10-K:

Item 15(a)(1) and (2)	See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

2.1	Agreement and Plan of Merger, dated as of August 23, 2013, by and among the Registrant, ITI, Inc. and Intra-Cellular Therapies, Inc.		8-K (Exhibit 2.1)	8/29/2013	000-54896

2.2	Agreement and Plan of Merger, dated as of August 29, 2013, by and between the Registrant and Intra-Cellular Therapies, Inc., relating to the name change of the Registrant.		8-K (Exhibit 2.2)	9/5/2013	000-54896

3.1	Restated Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on November 7, 2013.		S-1/A (Exhibit 3.1)	11/26/13	333-191238

3.2	Certificate of Merger relating to the Merger of ITI, Inc. with and into Intra-Cellular Therapies, Inc., filed with the Secretary of State of the State of Delaware on August 29, 2013.		8-K (Exhibit 3.3)	9/5/2013	000-54896

3.3	Certificate of Ownership and Merger relating to the Merger of Intra-Cellular Therapies, Inc. with and into the Registrant, filed with the Secretary of State of the State of Delaware on August 29, 2013, relating to the name change of the Registrant.		8-K (Exhibit 3.4)	9/5/2013	000-54896

3.4	Restated Bylaws of the Registrant.		8-K (Exhibit 3.5)	9/5/2013	000-54896

4.1	Form of common stock certificate.		8-K (Exhibit 4.1)	9/5/2013	000-54896

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1	.1	License Agreement dated as of May 31, 2005 by and between Bristol-Meyers Squibb Company and Intra-Cellular Therapies, Inc.**		8-K/A (Exhibit 10.1.1)	10/31/2013	000-54896

	.2	Amendment No. 1 to License Agreement dated as of November 3, 2010 by and between Bristol-Meyers Squibb Company and Intra-Cellular Therapies, Inc.		8-K (Exhibit 10.1.2)	9/5/2013	000-54896

10.2		Supply Agreement dated as of January 4, 2017 by and between Siegfried Evionnaz SA and ITI Limited.**		10-K (Exhibit 10.3)	3/1/2017	001-36274

10.3		Employment Agreement effective as of February 26, 2008 by and between Sharon Mates, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.3)	9/5/2013	000-54896

10.4	.1	Employment Agreement effective as of August 3, 2015 by and between Michael I. Halstead and Intra-Cellular Therapies, Inc.*		10-Q (Exhibit 10.1)	11/5/2015	001-36274

	.2	Amendment No.1 to Employment Agreement dated as of November 9, 2016 by and between Michael I. Halstead and Intra-Cellular Therapies, Inc.*		10-Q (Exhibit 10.1)	11/9/2016	001-36274

10.5		Employment Agreement effective as of February 26, 2008 by and between Lawrence J. Hineline and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.4)	9/5/2013	001-36274

10.6	.1	Employment Agreement effective as of November 4, 2015 by and between Robert Davis, Ph.D. and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.6)	2/25/2016	001-36274

	.2	Amendment No.1 to Employment Agreement dated as of November 9, 2016 by and between Robert Davis, Ph.D. and Intra-Cellular Therapies, Inc.*		10-Q (Exhibit 10.2)	11/9/2016	001-36274

10.7	.1	Employment Agreement effective as of November 5, 2015 by and between Kimberly Vanover, Ph.D. and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.7)	2/25/2016	000-54896

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

	.2	Amendment No.1 to Employment Agreement dated as of November 9, 2016 by and between Kimberly Vanover, Ph.D. and Intra-Cellular Therapies, Inc.*		10-Q (Exhibit 10.3)	11/9/2016	001-36274

10.8		Employment Agreement effective as of November 13, 2017 by and between Andrew Satlin, M.D. and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.8)	3/1/2018	001-36274

10.9		Employment Agreement effective as of October 15, 2018 by and between Mark Neumann and Intra-Cellular Therapies, Inc.	X

10.10		Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of September 1, 2003 by and between Sharon Mates, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.8)	9/5/2013	000-54896

10.11		Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of July 29, 2014 by and between Michael Halstead and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.11)	3/12/2015	001-36274

10.12		Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of December 1, 2003 by and between Lawrence J. Hineline and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.9)	9/5/2013	000-54896

10.13		Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of November 4, 2015 by and between Robert Davis, Ph.D. and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.11)	2/25/2016	001-36274

10.14		Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of March 5, 2007 by and between Kimberly E. Vanover, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.12)	9/5/2013	000-54896

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.15	Employee Proprietary Information, Inventions, Inventions, and Non-Competition Agreement effective as of November 13, 2017 by and between Andrew Satlin, M.D. and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.14)	3/1/2018	001-36274

10.16	Employee Proprietary Information, Inventions, Inventions, and Non-Competition Agreement effective as of December 10, 2018 by and between Mark Neumann and Intra-Cellular Therapies, Inc.	X

10.17	Form of Indemnification Agreement by and between the Company and its directors and executive officers.*		8-K (Exhibit 10.13)	9/5/2013	000-54896

10.18	2003 Equity Incentive Plan, as amended.*		8-K (Exhibit 10.14)	9/5/2013	000-54896

10.19	Form of Stock Option Agreement under the 2003 Equity Incentive Plan, as amended.*		8-K (Exhibit 10.15)	9/5/2013	000-54896

10.20	Amended and Restated 2013 Equity Incentive Plan.*		8-K (Exhibit 10.1)	6/18/2015	001-36274

10.21	Form of Stock Option Agreement under the 2013 Equity Incentive Plan.*		10-K (Exhibit 10.19)	3/25/2014	001-36274

10.22	Intra-Cellular Therapies, Inc. 2018 Equity Incentive Plan.*		8-K (Exhibit 10.1)	6/21/2018	001-36274

10.23	Form of Stock Option Agreement under the 2018 Equity Incentive Plan.*		8-K (Exhibit 10.2)	6/21/2018	001-36274

10.24	Form of Director Stock Option Agreement under the 2018 Equity Incentive Plan.*		8-K (Exhibit 10.3)	6/21/2018	001-36274

10.25	Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan.*		8-K (Exhibit 10.4)	6/21/2018	001-36274

10.26	Form of Director Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan.*		8-K (Exhibit 10.5)	6/21/2018	001-36274

10.27	Non-Employee Director Compensation Policy, as amended.*		10-Q (Exhibit 10.6)	8/2/2018	001-36274

10.28	Redemption Agreement dated as of August 29, 2013 by and between the Registrant and NLBDIT 2010 Services, LLC.		8-K (Exhibit 10.17)	9/5/2013	000-54896

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.29		Indemnity Agreement dated as of August 29, 2013 by and among the Registrant, Intra-Cellular Therapies, Inc. and Samir N. Masri.		8-K (Exhibit 10.18)	9/5/2013	000-54896

10.30		Registration Rights Agreement dated as of August 29, 2013 by and among Intra-Cellular Therapies, Inc., the stockholders named therein and the Registrant.		8-K (Exhibit 10.19)	9/5/2013	000-54896

14.1		Corporate Code of Conduct and Ethics and Whistleblower Policy.		10-K (Exhibit 14.1)	2/25/2016	001-36274

21.1		Subsidiaries.		10-K (Exhibit 21.1)	3/1/2017	001-36274

23.1		Consent of Ernst & Young LLP.	X

31.1		Certification of the Chief Executive Officer.	X

31.2		Certification of the Chief Financial Officer.	X

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	.INS	XBRL Instance Document.	X

	.SCH	XBRL Taxonomy Extension Schema Document.	X

	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

	.DEF	XBRL Taxonomy Extension Definition.	X

	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

	.PRE	XBRL Taxonomy Presentation Linkbase Document.	X

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.

Item 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: February 27, 2019	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

By:	/s/ Sharon Mates, Ph.D. Sharon Mates, Ph.D.	Chairman, President and Chief Executive Officer (principal executive officer)	February 27, 2019

By:	/s/ Lawrence J. Hineline Lawrence J. Hineline	Senior Vice President of Finance and Chief Financial Officer (principal financial officer and principal accounting officer)	February 27, 2019

By:	/s/ Christopher Alafi, Ph.D. Christopher Alafi, Ph.D.	Director	February 27, 2019

By:	/s/ Richard Lerner, M.D. Richard Lerner, M.D.	Director	February 27, 2019

By:	/s/ Joel S. Marcus Joel S. Marcus	Director	February 27, 2019

By:	/s/ Rory B. Riggs Rory B. Riggs	Director	February 27, 2019

By:	/s/ Robert L. Van Nostrand Robert L. Van Nostrand	Director	February 27, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Intra-Cellular Therapies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intra-Cellular Therapies, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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

Baltimore, MD

February 27, 2019

Intra-Cellular Therapies, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$54,947,502	$37,790,114
Investment securities, available-for-sale	292,583,046	426,540,921
Prepaid expenses and other current assets	7,908,133	4,884,293

Total current assets	355,438,681	469,215,328
Property and equipment, net	1,159,766	1,137,171
Long term deferred tax asset, net	529,218	1,058,435
Other assets	78,833	75,765

Total assets	$357,206,498	$471,486,699

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,961,060	$6,173,539
Accrued and other current liabilities	20,044,866	6,424,221
Accrued employee benefits	2,293,259	1,611,846

Total current liabilities	36,299,185	14,209,606
Long-term deferred rent	3,192,432	2,840,132

Total liabilities	39,491,617	17,049,738

Stockholders’ equity:
Common stock, $.0001 par value: 100,000,000 shares authorized; 54,895,295 and 54,597,679 shares issued and outstanding at December 31, 2018 and 2017, respectively	5,490	5,460
Additional paid-in capital	880,753,339	862,479,505
Accumulated deficit	(562,376,191)	(407,248,780)
Accumulated comprehensive loss	(667,757)	(799,224)

Total stockholders’ equity	317,714,881	454,436,961

Total liabilities and stockholders’ equity	$357,206,498	$471,486,699

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2018	2017	2016
Grant revenue	$—	$245,837	$330,702

Costs and expenses:
Research and development	132,166,913	79,419,009	93,831,530
General and administrative	30,099,855	23,666,957	24,758,063

Total costs and expenses	162,266,768	103,085,966	118,589,593

Loss from operations	(162,266,768)	(102,840,129)	(118,258,891)
Interest income	(7,140,957)	(4,005,864)	(2,935,077)
Interest expense	—	—	36,781

Loss before provision (benefit) for income taxes	(155,125,811)	(98,834,265)	(115,360,595)
Income tax expense (benefit)	1,600	(1,060,851)	1,065,673

Net loss	$(155,127,411)	$(97,773,414)	$(116,426,268)

Net loss per common share:
Basic & Diluted	$(2.84)	$(2.12)	$(2.69)
Weighted average number of common shares:
Basic & Diluted	54,707,865	46,181,926	43,240,188

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2018	2017	2016
Net loss	$(155,127,411)	$(97,773,414)	$(116,426,268)
Other comprehensive loss:
Unrealized gain (loss) on investment securities	131,467	(481,985)	273,171

Comprehensive loss	$(154,995,944)	$(98,255,399)	$(116,153,097)

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2015	43,155,875	$4,316	$669,878,103	$(193,049,098)	$(590,410)	$476,242,911
Exercise of stock options	123,745	12	477,722	—	—	477,734
Restricted Stock issued to employee	1,757	—	—	—	—	—
Stock issued for services	11,529	1	233,771	—	—	233,772
Share-based compensation	—	—	14,701,219	—	—	14,701,219
Net loss	—	—	—	(116,426,268)	—	(116,426,268)
Other comprehensive gain	—	—	—	—	273,171	273,171

Balance at December 31, 2016	43,292,906	$4,329	$685,290,815	$(309,475,366)	$(317,239)	$375,502,539
Common shares issued October 2017	11,129,032	1,113	162,071,143	—	—	162,072,256
Exercise of stock options and issuances of restricted stock	162,642	17	285,143	—	—	285,160
Stock issued for services	13,099	1	190,884	—	—	190,885
Share-based compensation	—	—	14,641,520	—	—	14,641,520
Net loss	—	—	—	(97,773,414)	—	(97,773,414)
Other comprehensive loss	—	—	—	—	(481,985)	(481,985)

Balance at December 31, 2017	54,597,679	$5,460	$862,479,505	$(407,248,780)	$(799,224)	$454,436,961
Exercise of stock options and issuances of restricted stock	284,326	29	674,177	—	—	674,206
Stock issued for services	11,468	1	192,529	—	—	192,530
Share-based compensation	—	—	17,396,146	—	—	17,396,146
Stock warrant	1,822	—	10,982	—	—	10,982
Net loss	—	—	—	(155,127,411)	—	(155,127,411)
Other comprehensive gain	—	—	—	—	131,467	131,467

Balance at December 31, 2018	54,895,295	$5,490	$880,753,339	$(562,376,191)	$(667,757)	$317,714,881

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(155,127,411)	$(97,773,414)	$(116,426,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	368,673	213,872	196,872
Share-based compensation	17,396,146	14,641,520	14,701,219
Stock issued for services	192,530	190,885	233,772
Amortization of premiums and discounts on investment activities	(943,239)	429,839	544,354
Changes in operating assets and liabilities:
Accounts receivable	—	94,339	(63,679)
Prepaid expenses and other assets	(3,026,908)	(879,200)	4,016,164
Long term deferred tax asset, net	529,217	(1,058,435)	—
Accounts payable	7,787,521	2,418,892	2,121,742
Accrued liabilities and employee benefits	14,386,774	1,211,103	2,147,080
Deferred rent	267,584	18,787	1,271,517

Net cash used in operating activities	(118,169,113)	(80,491,812)	(91,257,227)

Investing activities
Purchases of investments	(271,156,707)	(520,926,824)	(395,757,168)
Maturities of investments	406,189,288	428,932,538	488,068,547
Purchases of property and equipment	(391,268)	(723,429)	(48,964)

Net cash provided by (used in) investing activities	134,641,313	(92,717,715)	92,262,415

Financing activities
Proceeds from line of credit	—	—	125,000,000
Repayment of line of credit	—	—	(125,000,000)
Proceeds from stock option exercises	674,206	285,160	477,734
Proceeds of public offerings, net	—	162,072,256	—
Proceeds from stock warrant	10,982	—	—

Net cash provided by financing activities	685,188	162,357,416	477,734
Net increase (decrease) in cash and cash equivalents	17,157,388	(10,852,111)	1,482,922
Cash and cash equivalents at beginning of period	37,790,114	48,642,225	47,159,303

Cash and cash equivalents at end of period	$54,947,502	$37,790,114	$48,642,225

Cash paid for interest	$—	$—	$36,781

Cash paid for taxes	$1,600	$1,600	$1,001,600

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

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

In order to further its research projects and support its collaborations, the Company will require additional financing until such time, if ever, that revenue streams are sufficient to generate consistent positive cash flow from operations. The Company currently projects that its cash, cash equivalents and investments will be sufficient to fund operating expenses and capital expenditures into the second half of 2020, at which time the Company will require additional financing. Possible sources of funds include public or private sales of the Company’s equity securities, sales of debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of the Company’s product candidates and technology and, to a lesser extent, grant funding. On September 2, 2016, the Company filed a universal shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “SEC”) on September 14, 2016, on which the Company registered for sale up to $350 million of any combination of its common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that the Company may determine. After the public offering in October 2017, approximately $178 million of securities remain available for issuance under this shelf registration statement. This registration statement will remain in effect for up to three years from the initial effective date.

1. Organization (continued)

In the third quarter of 2018, the Company completed the rolling submission of its New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for lumateperone, a once-daily, oral investigational medicine with a novel mechanism of action for the treatment of schizophrenia and in the fourth quarter of 2018 the FDA accepted the NDA for review. The NDA submission is supported by data from 20 clinical trials and more than 1,900 subjects exposed to lumateperone. Lumateperone received Fast Track designation from the FDA in November 2017 for the treatment of schizophrenia.

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

2. Summary of Significant Accounting Policies (continued)

Investment securities consisted of the following (in thousands):

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. government agency securities	$124,691	$24	$(289)	$124,426
FDIC certificates of deposit (1)	245	—	—	245
Certificates of deposit	1,000	—	—	1,000
Commercial paper	41,317	—	(45)	41,272
Corporate notes/bonds	125,998	7	(365)	125,640

	$293,251	$31	$(699)	$292,583

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. government agency securities	$126,330	$—	$(348)	$125,982
FDIC certificates of deposit (1)	8,306	—	—	8,306
Certificates of deposit	103,500	—	—	103,500
Commercial paper	51,414	—	(61)	51,353
Corporate notes/bonds	137,790	—	(390)	137,400

	$427,340	$—	$(799)	$426,541

(1)	“FDIC Certificates of Deposit” consist of deposits that are $250,000 or less.

The Company has classified all of its investment securities available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of December 31, 2018 and 2017, the Company held $64.6 million and $93.3 million, respectively, of available-for-sale investment securities with contractual maturity dates more than one year and less than two years.

The Company monitors its investment portfolio for impairment quarterly or more frequently if circumstances warrant. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, the Company records an impairment charge within earnings attributable to the estimated credit loss. In determining whether a decline in the value of an investment is other-than-temporary, the Company evaluates currently available factors that may include, among others: (1) general market conditions; (2) the duration and extent to which fair value has been less than the carrying value; (3) the investment issuer’s financial condition and business outlook; and (4) the Company’s assessment as to whether it is more likely than not that the Company will be required to sell a security prior to recovery of its amortized cost basis. As of December 31, 2018, the aggregate related fair value of investments with unrealized losses was $272.5 million and the aggregate amount of unrealized losses was $0.7 million. Of the $272.5 million, $180.4 million have been held in a continuous unrealized loss position for less than 12 months and $92.1 million have been held in a continuous loss position for 12 months or longer. The total continuous unrealized loss for investments held for 12 months or longer is approximately $345,000 as of December 31, 2018. As of December 31, 2017, the Company had approximately $37.3 million of investments with a continuous unrealized loss for 12 months or longer of approximately $42,000.

The Company attributes the unrealized losses on the available-for-sale securities as of December 31, 2018 and 2017 to the rise in related market interest rates. The Company does not intend to sell these securities, nor is it

2. Summary of Significant Accounting Policies (continued)

more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk. As such, the Company does not consider these securities to be other-than-temporarily impaired.

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

The Company has no assets or liabilities that were measured using quoted prices for significant unobservable inputs (Level 3 assets and liabilities) as of December 31, 2018 and December 31, 2017. The carrying value of cash held in money market funds of approximately $39.6 million as of December 31, 2018 and $26.2 million as of December 31, 2017 is included in cash and cash equivalents and approximates market value based on quoted market price or Level 1 inputs. The carrying value of cash held in certificates of deposit of approximately $7.5 million as of December 31, 2018 is included in cash and cash equivalents and approximates market value based on quoted market price or Level 1 inputs.

2. Summary of Significant Accounting Policies (continued)

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$39,591	$39,591	$—	$—
U.S. government agency securities	124,426	—	124,426	—
FDIC certificates of deposit	245	—	245	—
Certificates of deposit	8,500	—	8,500	—
Commercial paper	41,272	—	41,272	—
Corporate bonds/notes	125,640	—	125,640	—

	$339,674	$39,591	$300,083	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$26,181	$26,181	$—	$—
U.S. government agency securities	125,982	—	125,982	—
FDIC certificates of deposit	8,306	—	8,306	—
Certificates of deposit	103,500	—	103,500	—
Commercial paper	51,353	—	51,353	—
Corporate bonds/notes	137,400	—	137,400	—

	$452,722	$26,181	$426,541	$—

Financial Instruments

The Company considers the recorded costs of its financial assets and liabilities, which consist of cash equivalents, prepaid expenses, accounts payable and accrued liabilities, to approximate their fair value because of their relatively short maturities at December 31, 2018 and December 31, 2017. At December 31, 2018, the Company has approximately $2.4 million as a prepaid expense related to a regulatory filing fee that is expected to be refunded within the next year. Management believes that the risks associated with its financial instruments are minimal as the counterparties are various corporations, financial institutions and government agencies of high credit standing.

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

The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of December 31, 2018 and 2017, as the Company has a history of collecting on all its accounts including government agencies and collaborations funding its research and there were no balances in accounts receivable as of these dates.

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

When indicators of possible impairment are identified, the Company evaluates the recoverability of the carrying value of its long-lived assets based on the criteria established in ASC Topic No. 360, Property, Plant and Equipment. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. The Company evaluates the carrying value of those assets in relation to the operating performance of the business and undiscounted cash flows expected to result from the use of those assets. Impairment losses are recognized when carrying value exceeds the undiscounted cash flows, in which case management must determine the fair value of the underlying asset. No such impairment losses have been recognized to date.

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

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the

2. Summary of Significant Accounting Policies (continued)

period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by subject progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account various clinical information provided by vendors and discussion with applicable personnel and external service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations, clinical sites and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2018 and 2017, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (“TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Code”). The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. In addition, the TCJA repealed the alternative minimum tax (“AMT”) and provides for a refund of taxes paid between 2018 and 2021. With the passing of the TCJA, the Company will receive a refund in future periods for AMT paid in prior years. The Company therefore has recognized a benefit of approximately $1.1 million for these taxes for the year ended December 31, 2017.

During December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The Company has recognized the provisional tax impacts related to the release of the valuation allowance with respect to AMT credits and the revaluation of deferred tax assets and liabilities

2. Summary of Significant Accounting Policies (continued)

and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The Company completed its evaluation of the effects of the TCJA during the 4th quarter 2018 and the provisional amounts the Company accounted for in its December 31, 2017 provision were finalized in 2018 with no adjustments.

The Company recorded income tax expense of $1,600, a benefit of $1.1 million, and a tax expense of $1,065,673 for the years ended December 31, 2018, 2017, and 2016, respectively. The Company’s effective tax rate for the years ended December 31, 2018 and 2017 was approximately 0% and 1.1% respectively. The Company’s annual effective tax rate of approximately 0% is substantially lower than the U.S. statutory rate of 21% due to valuation allowances recorded on current year losses where the Company is not more likely than not to recognize a future tax benefit.

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

For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. Share-based compensation expense recognized in the statements of operations for the years ended December 31, 2018, 2017 and 2016 is based on share-based awards ultimately expected to vest.

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

2. Summary of Significant Accounting Policies (continued)

A restricted stock unit (“RSU”) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the fair market value of the Company’s common stock on the date of grant. The Company has granted RSUs that vest in three equal annual installments provided that the employee remains employed with the Company.

Beginning in the first quarter of 2016 and in 2017 and 2018, the Company granted time-based RSUs that vest in three equal annual installments. In the first quarter of 2017, the Company granted performance-based RSUs, which vest based on the achievement of certain milestones that include (i) the submission of a NDA with the FDA, (ii) the approval of the NDA by the FDA (collectively, the “Milestone RSUs”) and (iii) the achievement of certain comparative shareholder returns against the Company’s peers (the “TSR RSUs”). The Milestone RSUs were valued at the closing price on March 8, 2017. The Milestone RSUs related to the NDA submission has been fully amortized through December 31, 2018. The NDA submission milestone was achieved in the third quarter of 2018, so the Milestone RSUs related to the NDA submission vested on December 31, 2018. The amortization of the expenses for Milestone RSUs related to the approval of the NDA will commence if and when the NDA submission has been approved through the last day of the calendar year in which the milestone is achieved. The TSR RSUs were valued using the Monte Carlo Simulation method and will be amortized over the life of the RSU agreements which ends December 31, 2019. The Milestone RSUs and TSR RSUs are target based and the ultimate awards, if attained, could be the target amount or higher or lower than the target amount, depending on the timing or achievement of the goal. The expense recognition related to these equity grants is based on the Company’s best estimate.

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

Since the Company had net operating loss carryforwards as of December 31, 2018, 2017 and 2016, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations. In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (“ASU 2016-09”). ASU 2016-09 simplifies several areas of accounting for stock compensation, including simplification of the accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows and forfeitures. As of January 1, 2017, the Company adopted ASU 2016-09 for the quarter ended March 31, 2017. Accordingly, the Company recognized previously unrecognized excess tax benefits of $9.7 million recorded as deferred tax assets with a corresponding offsetting full valuation allowance at the beginning of 2017, which yielded no tax impact.

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

2. Summary of Significant Accounting Policies (continued)

The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive as applied to the net loss for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Common Stock Equivalents	610,429	476,252	1,225,614
RSUs	386,678	87,988	32,781
TSR RSUs	48,500	65,852	—

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The standard also clarifies the need to evaluate a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the Company’s other deferred tax assets. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017. The adoption of this standard on January 1, 2018 did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company elected not to early adopt the standard, and therefore, will adopt the standard on January 1, 2019. We will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. We are not electing the hindsight practical expedient. We will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

We estimate adoption of the standard will result in recognition of additional net lease assets and lease liabilities of approximately $18 million and $21 million, respectively, as of January 1, 2019. The difference between these amounts represents the net deferred rent as of January 1, 2019 with no impact on the accumulated deficit. We do not believe the new standard will have a notable impact on our liquidity.

2. Summary of Significant Accounting Policies (continued)

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718)—Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The standard allows for the entity to only remeasure equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. After adoption, the nonemployee share-based payment awards would be treated similar to employee share-based payment awards going forward. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently analyzing the impact of ASU 2018-07. As the Company’s nonemployee share-based awards are not significant, the Company does not expect the adoption will have a material impact on the consolidated accumulated deficit.

3. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2018	2017
Computer equipment	$44,427	$33,584
Furniture and fixtures	341,582	301,509
Scientific equipment	3,658,209	3,494,866
Leasehold improvements	149,470	—

	4,193,688	3,829,959
Less accumulated depreciation	(3,033,922)	(2,692,788)

	$1,159,766	$1,137,171

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $368,673, $213,872 and $196,872, respectively.

4. Share-Based Compensation

On June 18, 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the granting of stock-based awards, such as stock options, restricted common stock, RSUs and stock appreciation rights to employees, directors and consultants as determined by the Board of Directors. The 2018 Plan replaced the Company’s Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”). The Company will grant no further stock options or other awards under the 2013 Plan. Any options or other awards outstanding under the 2013 Plan remain outstanding in accordance with their terms and the terms of the 2013 Plan. As of December 31, 2018, the total number of shares reserved under all equity plans is 10,287,390 and the Company had 4,807,323 shares available for future issuance under the 2018 Plan. Stock options granted under the Plan may be either incentive stock options (“ISOs”) as defined by the Code, or non-qualified stock options. The Board of Directors determines who will receive options, the vesting periods (which are generally one to three years) and the exercise prices of such options. Options have a maximum term of 10 years. The

4. Share-Based Compensation (continued)

exercise price of ISOs granted under the Plan must be at least equal to the fair market value of the common stock on the date of grant.

Total stock-based compensation expense related to all of the Company’s share-based awards, including stock options and RSUs granted to employees, directors and consultants recognized during the years ended December 31, 2018, 2017 and 2016, was comprised of the following:

	Years Ended December 31,
	2018	2017	2016
Research and development	$7,380,814	$5,082,823	$4,472,658
General and administrative	10,015,332	9,558,697	10,228,561

Total share-based compensation expense	$17,396,146	$14,641,520	$14,701,219

The following table describes the assumptions used for calculating the value of options granted during the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Dividend yield	0%	0%	0%
Expected volatility	85.2%-85.8%	87.4%-90.4%	80.0%-90.0%
Weighted-average risk-free interest rate	2.48%	2.1%	1.7%
Expected term (in years)	6.0	6.0	5.9

Information regarding the stock options activity, including with respect to grants to employees, directors and consultants as of December 31, 2018, and changes during the period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Contractual Life
Outstanding at December 31, 2017	3,755,736	$18.75	$7,450,293	7.04 years
Options granted	1,175,187	$15.22		9.37 years
Options exercised	(143,056)	$4.71		1.55 years
Options canceled or expired	(39,476)	$23.25		8.33 years

Outstanding at December 31, 2018	4,748,391	$18.26	$4,074,116	6.98 years

Vested or expected to vest at December 31, 2018	4,748,391	$18.26

Exercisable at December 31, 2018	2,936,552	$18.70	$4,074,116	5.89 years

The weighted-average grant date fair value for awards granted during the years ended December 31, 2018, 2017 and 2016 was $15.22, $15.08 and $48.85 per share, respectively. Total intrinsic value of the options exercised during the years ended December 31, 2018, 2017 and 2016 was approximately $1,683,679, $1,609,268 and $2,984,283, respectively. The total fair value of shares vested in the years ended December 31, 2018, 2017 and 2016 was approximately $11,348,595, $7,212,195 and $9,310,898, respectively.

During 2018, 2017 and 2016, the Company granted options to certain scientific advisory board members of the Company to purchase 12,000, 0 and 5,000 shares of common stock, respectively, at an average exercise price per share of $15.47, $0 and $53.63, respectively. The options vest ratably over a period of 2 years. Stock compensation related to these grants will fluctuate with any changes in the underlying value of the Company’s common stock.

4. Share-Based Compensation (continued)

As of December 31, 2018 and 2017, there were $6,493,399 and $2,866,164, respectively, of unrecognized compensation costs related to unvested time based RSUs which will be recognized over a weighted-average period 1.9 years. The unrecognized share-based compensation expense related to stock option awards at December 31, 2018 is $13,669,451 and will be recognized over a weighted-average period of 2.0 years.

The fair value of an RSU is based on the closing price of the Company’s common stock on the date of grant. Information regarding RSU activity, including with respect to grants to employees as of December 31, 2018, and changes during the year then ended, is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2017	190,933	$25.48
RSU’s granted	544,542	$17.02
RSU’s vested	(72,663)	$29.03
RSU’s cancelled	(15,401)	$17.13

Outstanding at December 31, 2018	647,411	$18.16

The Company recognized non-cash stock-based compensation expense related to RSU’s for the years ended December 31, 2018, 2017 and 2016 of approximately $4.8 million, $2.1 million and $1.5 million, respectively.

Information related to the Company’s Milestone RSUs and the TSR RSUs during the year ended December 31, 2018 are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2017	347,199	$15.35
RSU’s granted	—	$—
RSU’s vested	(68,607)	$15.35
RSU’s cancelled	—	$—

Outstanding at December 31, 2018	278,592	$15.35

The weighted average estimated fair value per share of the TSR RSUs granted in March 31, 2017 was $17.08, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 1.6%, and expected volatility of 95.4%. The TSR RSUs granted in 2017 will entitle the grantee to receive a number of shares of the Company’s common stock determined over a three-year performance period ending and vesting on December 31, 2019, provided the grantee remains in the service of the Company on the settlement date. The Company expenses the cost of these awards ratably over the requisite service period. The number of shares for which the TSR RSUs will be settled will be a percentage of shares for which the award is targeted and will depend on the Company’s total shareholder return (as defined below), expressed as a percentile ranking of the Company’s total shareholder return as compared to the Company’s peer group (as defined below). The number of shares for which the TSR RSUs will be settled vary depending on the level of achievement of the goal. Total shareholder return is determined by dividing the average share value of the Company’s common stock over the 30 trading days preceding January 1, 2020 by the average share value of the Company’s common stock over the 30 trading days beginning on January 1, 2017, with a deemed reinvestment of any dividends declared during the performance period. The Company’s peer group includes 223 companies at December 31, 2018 which comprise the Nasdaq

4. Share-Based Compensation (continued)

Biotechnology Index, which was selected by the Compensation Committee of the Company’s Board of Directors and includes a range of biotechnology companies operating in several business segments.

As of December 31, 2018 and 2017 there were $2,795,202 and $4,177,362 respectively of unrecognized compensation costs related to unvested Milestone RSU grants and TSR RSU grants which will be recognized over a weighted average period of 1.0 years.

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

6. Income Taxes

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (“TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Code”). The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. In addition, the TCJA repealed the alternative minimum tax (“AMT”) and provides for a refund of taxes paid between 2018 and 2021. With the passing of the TCJA, the Company will receive a refund in future periods for AMT paid in prior years. The Company therefore has recognized a benefit of approximately $1.1 million for these taxes in December 2017.

While the TCJA provide for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.

The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. As of year ended December 31, 2018, the Company’s foreign operations do not generate income and the Company is not currently subject to the GILTI provisions. The Company has not made an accounting policy election for GILTI and will analyze and formulate its GILTI accounting policy in the period which the Company becomes subject to the GILTI provisions.

The BEAT provisions eliminates the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Company has not made any qualifying payments and the BEAT tax is not applicable in 2018. Therefore, the Company has not included any tax impacts of BEAT in its consolidated financial statements for the year ended December 31, 2018.

During December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The Company has recognized the provisional tax impacts related to the release of the valuation allowance with respect to AMT credits and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The Company completed its evaluation of the effects of the TCJA during the 4th quarter 2018 and the provisional amounts the Company accounted for in its December 31, 2017 provision were finalized in 2018 with no adjustments.

6. Income Taxes (continued)

Income (loss) before income taxes is as follows:

	2018	2017	2016
U.S.	$(30,299,751)	$(20,486,935)	$(86,965,860)
Non-U.S.	(124,826,060)	(78,347,330)	(28,394,735)

Total loss before taxes	$(155,125,811)	$(98,834,265)	$(115,360,595)

Total income tax (benefit) expense for the years ended December 31, 2018, 2017 and 2016 is allocated as follows:

	2018	2017	2016
Current	$1,600	$(2,416)	$1,065,673
Deferred	(5,054,468)	13,713,987	19,605,520
Valuation allowance	5,054,468	(14,772,422)	(19,605,520)

Provision (benefit) for income taxes	$1,600	$(1,060,851)	$1,065,673

A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2018, 2017 and 2016 is as follows:

	December 31,
	2018	2017	2016
Income tax benefit at statutory federal rate	21.00%	35.00%	35.00%
Royalty Income	0.00	0.00	(37.93)
Other Permanent differences	(0.58)	(0.43)	(0.78)
Foreign rate differential	(16.90)	(27.75)	(8.61)
2017 US Tax Reform impact	0.00	(21.89)	0.00
R&D Credit	0.00	(0.05)	2.08
Change in effective state tax rates	(0.38)	0.84	(6.98)
State income tax expense	0.12	0.40	(0.70)
Change in valuation allowance	(3.26)	14.95	16.99

Benefit (provision) for income taxes	0.00%	1.07%	(0.93)%

Deferred income taxes reflect the net tax effect of temporary differences that exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. As of December 31, 2018, the Company had $145.3 million of federal net operating loss carryforwards, which expire at various dates through 2037. The gross amount of the state net operating loss carryforwards is equal to or less than the federal net operating loss carryforwards and expires over various periods based on individual state tax law. In general, businesses with U.S. net operating losses (“NOLs”) are considered loss corporations for U.S. federal income tax purposes. Pursuant to Section 382 of the Code, loss corporations that undergo an ownership change, as defined under the Code, may be subject to an annual limitation on the amount of NOLs (and certain other tax attributes) available to offset taxable income earned after such ownership change. For the years ended December 31, 2018, 2017 and 2015, the Company performed a Section 382 ownership analysis and determined that an ownership change occurred (within the meaning of Section 382 of the Code) in 2015 but not in subsequent periods. Based on the analysis performed, however, the Company does not believe that the Section 382 annual limitation will impact the Company’s ability to utilize the tax attributes that existed as of the date of the ownership change in a material manner. If the Company experiences an ownership change in the future, the tax benefits related to the NOLs and tax credit carryforwards may be further limited or lost.

6. Income Taxes (continued)

In September 2016, the Company licensed certain intellectual property rights to its wholly-owned subsidiary, ITI Limited, which was formed in the third quarter of 2016. The costs to develop, test, manufacture and perform other activities related to the lumateperone (also known as ITI-007) program will be the responsibility of ITI Limited and will be incurred outside of the United States. Therefore, the majority of expected losses incurred by the Company during the next several years will not result in additional NOLs to be carried forward and used against future net income in the U.S. The following summarizes the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2018 and 2017, respectively:

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$43,872,566	$40,746,589
Accrued employee benefits	441,780	378,058
Research and development credit	9,321,214	9,321,214
Stock compensation	10,530,859	8,711,721
Federal AMT credit	529,218	1,058,435
Deferred rent	712,314	699,560
Unrealized comprehensive loss	146,531	187,714
Depreciation	1,082	—

Deferred tax liabilities:
Depreciation	—	(31,796)

Net deferred tax asset	65,555,564	61,071,495
Valuation allowance	(65,026,346)	(60,013,060)

Net deferred tax asset	$529,218	$1,058,435

Based upon the Company’s historical operating performance and the reported cumulative net losses to date, the Company presently does not have sufficient objective evidence to support the recovery of its net deferred tax assets. Accordingly, the Company has established a full valuation allowance against its net deferred tax assets, excluding the refundable alternative minimum tax credit in 2017 and 2018, for financial reporting purposes because it is not more likely than not that these deferred tax assets will be realized. In 2018, the Company reclassified $529,218 (50%) Federal AMT to Other Current Assets.

The total amount of unrecognized tax benefits was $1.7 million as of December 31, 2018 and December 31, 2017. If recognized none of these tax benefits would affect the effective tax rate due to valuation allowances.

The following summarizes the significant components of gross unrecognized tax benefits as of December 31, 2018 and 2017, respectively:

	December 31,
	2018	2017
Balance at January 1,	$1,738,815	$1,738,815
Current Year Uncertain Tax Positions:
Gross Increases	—	—

Balance at December 31,	$1,738,815	$1,738,815

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

Under the agreement, the Company made an upfront payment of $1.0 million to BMS, a milestone payment of $1.25 million in December 2013, and a milestone payment of $1.5 million in December 2014 following the initiation of the Company’s first Phase 3 clinical trial for lumateperone for patients with exacerbated schizophrenia. Upon FDA acceptance of an NDA filing for lumateperone, the Company was obligated to pay BMS a $2.0 million milestone payment. The Company achieved the acceptance in the third quarter of 2018 and has therefore accrued the $2.0 million which was paid in January 2019. Possible milestone payments remaining total $10.0 million, including a $5.0 million milestone payable upon an NDA approval. Under the agreement, the Company may be obliged to make other milestone payments to BMS for each licensed product of up to an aggregate of approximately $14.75 million. The Company is also obliged to make tiered single digit percentage royalty payments ranging between 5 – 9% on sales of licensed products. The Company is obliged to pay to BMS a percentage of non-royalty payments made in consideration of any sublicense.

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

8. Commitments and Contingencies

The Company currently has an operating lease agreement with a commitment for $33,406,432 for laboratory and office facilities through 2029.

At December 31, 2018, future minimum lease payments under leases having an initial or remaining non-cancellable lease term in excess of one year are set forth in the table below:

Year
2019	$2,522,918
2020	2,946,086
2021	3,034,469
2022	3,125,503
2023	3,219,268
Thereafter	18,558,188

$33,406,432

8. Commitments and Contingencies (continued)

Rent expense for the years ended December 31, 2018, 2017 and 2016 was $1,847,392, $1,427,716 and $1,419,940, respectively.

9. Employee Benefit Plan

The Company sponsors a defined contribution 401(k) plan covering all full-time employees. Participants may elect to contribute their annual pre-tax earnings up to the federally allowed maximum limits. The Company made a matching contribution of 100% on the first 6% of contributions made by participants in the year ended December 31, 2018 and 2017 and a matching contribution of 50% on the first 6% of contributions in the year ended 2016. Participant and Company contributions vest immediately. During the years ended December 31, 2018, 2017 and 2016, the Company recorded matching contribution expense of $429,318, $378,233 and $157,244, respectively.

10. Related Parties

In the first quarter of 2015, the Company moved its headquarters to 430 East 29th Street, New York, New York 10016. The Company has entered into a long-term lease with a related party for approximately 16,753 square feet of useable laboratory and office space. On September 28, 2018, we signed a lease with the same related party to acquire an additional 15,534 square feet of additional office space in our current headquarters facility. The amended lease has a term of 14.2 years. The amendment includes provisions for yearly rent escalation, a limited rent abatement for the additional space, and an amount provided for leasehold improvements. A member of the Company’s board of directors is the Chairman of the board of directors, Chief Executive Officer and President of the parent company to the landlord under this lease.

11. Unaudited Quarterly Financial Information

The tables herein set forth the Company’s unaudited condensed consolidated 2018 and 2017 quarterly statements of operations.

The following table sets for the Company’s unaudited condensed consolidated statements of operations for the 2018 quarters ended:

2018 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Net loss	(40,748,036)	(41,522,914)	(37,376,383)	(35,480,078)
Basic and diluted net loss per share	$(0.75)	$(0.76)	$(0.68)	$(0.65)

The following table sets for the Company’s unaudited condensed consolidated statements of operations for the 2017 quarters ended:

2017 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Revenue	$5,055	$30,754	$114,741	$95,287
Net loss	(30,208,712)	(22,870,416)	(17,760,704)	(26,933,582)
Basic and diluted net loss per share	$(0.56)	$(0.53)	$(0.41)	$(0.62)