Form 10-Q
period 2019-06-30
Intra-Cellular Therapies, Inc.
filed 2019-08-07
CIK 1567514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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
of the Exchange Act).    Yes
☐
    No
☒
As of August 6, 2019, the registrant had 55,173,222 shares of common stock outstanding.

Intra-Cellular Therapies, Inc.

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” mean Intra-Cellular Therapies, Inc. and our subsidiaries. “ITI” refers to our wholly-owned subsidiary ITI, Inc. and “ITI Limited” refers to our wholly-owned subsidiary ITI Limited.

i

PART I: FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$91,763,368	$54,947,502
Investment securities, available-for-sale	193,536,800	292,583,046
Prepaid expenses and other current assets	3,041,730	7,908,133

Total current assets	288,341,898	355,438,681
Property and equipment, net	2,082,933	1,159,766
Right of use assets, net	18,822,482	—
Deferred tax asset, net	529,218	529,218
Other assets	86,083	78,833

Total assets	$309,862,614	$357,206,498

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,632,783	$13,961,060
Accrued and other current liabilities	18,801,485	20,044,866
Lease liabilities, short-term	2,262,977	—
Accrued employee benefits	5,829,242	2,293,259

Total current liabilities	32,526,487	36,299,185
Deferred rent	—	3,192,432
Lease liabilities	20,567,765	—

Total liabilities	53,094,252	39,491,617
Stockholders’ equity:
Common stock, $.0001 par value: 100,000,000 shares authorized; 55,186,745 and 54,895,295 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	5,519	5,490
Additional paid-in capital	891,183,518	880,753,339
Accumulated deficit	(634,653,119)	(562,376,191)
Accumulated comprehensive gain/(loss)	232,444	(667,757)

Total stockholders’ equity	256,768,362	317,714,881

Total liabilities and stockholders’ equity	$309,862,614	$357,206,498

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$—	$—	$—	$—
Costs and expenses:
Research and development	23,728,464	32,439,270	48,719,321	63,142,268
General and administrative	15,442,650	6,728,987	27,147,634	13,110,215

Total costs and expenses	39,171,114	39,168,257	75,866,955	76,252,483

Loss from operations	(39,171,114)	(39,168,257)	(75,866,955)	(76,252,483)
Interest income	1,731,550	1,793,474	3,591,627	3,397,622

Loss before provision for income taxes	(37,439,564)	(37,374,783)	(72,275,328)	(72,854,861)
Income tax expense	1,600	1,600	1,600	1,600

Net loss	$(37,441,164)	$(37,376,383)	$(72,276,928)	$(72,856,461)

Net loss per common share:
Basic & Diluted	$(0.68)	$(0.68)	$(1.31)	$(1.33)
Weighted average number of common shares:
Basic & Diluted	55,145,901	54,696,698	55,129,654	54,686,550
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(37,441,164)	$(37,376,383)	$(72,276,928)	$(72,856,461)
Other comprehensive income/(loss):
Unrealized gain/(loss) on investment securities	299,894	210,326	900,201	(230,200)

Comprehensive loss	$(37,141,270)	$(37,166,057)	$(71,376,727)	$(73,086,661)

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2018	54,694,718	$5,469	$867,152,094	$(442,728,858)	$(1,239,750)	$423,188,955
Exercise of stock options and issuances of restricted stock	3,162	1	6,129	—	—	6,130
Stock issued for services	2,700	—	47,709	—	—	47,709
Share-based compensation	—	—	4,310,705	—	—	4,310,705
Net loss	—	—	—	(37,376,383)	—	(37,376,383)
Other comprehensive income	—	—	—	—	210,326	210,326

Balance at June 30, 2018	54,700,580	$5,470	$871,516,637	$(480,105,241)	$(1,029,424)	$390,387,442

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	54,597,679	$5,460	$862,479,505	$(407,248,780)	$(799,224)	$454,436,961
Exercise of stock options and issuances of restricted stock	97,935	10	343,916	—	—	343,926
Stock issued for services	4,966	—	95,408	—	—	95,408
Share-based compensation	—	—	8,597,808	—	—	8,597,808
Net loss	—	—	—	(72,856,461)	—	(72,856,461)
Other comprehensive loss	—	—	—	—	(230,200)	(230,200)

Balance at June 30, 2018	54,700,580	$5,470	$871,516,637	$(480,105,241)	$(1,029,424)	$390,387,442

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2019	55,131,125	$5,513	$885,888,318	$(597,211,955)	$(67,450)	$288,614,426
Exercise of stock options and issuances of restricted stock	51,878	5	259,206	—	—	259,211
Stock issued for services	3,742	1	48,570	—	—	48,571
Share-based compensation	—	—	4,987,424	—	—	4,987,424
Net loss	—	—	—	(37,441,164)	—	(37,441,164)
Other comprehensive income	—	—	—	—	299,894	299,894

Balance at June 30, 2019	55,186,745	$5,519	$891,183,518	$(634,653,119)	$232,444	$256,768,362

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	54,895,295	$5,490	$880,753,339	$(562,376,191)	$(667,757)	$317,714,881
Exercise of stock options and issuances of restricted stock	283,722	28	290,419	—	—	290,447
Stock issued for services	7,728	1	97,119	—	—	97,120
Share-based compensation	—	—	10,042,641	—	—	10,042,641
Net loss	—	—	—	(72,276,928)	—	(72,276,928)
Other comprehensive income	—	—	—	—	900,201	900,201

Balance at June 30, 2019	55,186,745	$5,519	$891,183,518	$(634,653,119)	$232,444	$256,768,362

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows used in operating activities
Net loss	$(72,276,928)	$(72,856,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	206,409	178,276
Share-based compensation	10,042,641	8,597,808
Stock issued for services	97,120	95,408
Amortization of premiums and discounts on investment securities, net	(646,583)	(234,256)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	4,737,440	(1,015,358)
Accounts payable	(8,328,277)	(794,669)
Accrued liabilities and other	3,230,143	5,451,351
Deferred rent	—	(20,139)

Net cash used in operating activities	(62,938,035)	(60,598,040)
Cash flows provided by investing activities
Purchases of investments	(25,777,875)	(183,657,067)
Maturities of investments	126,370,905	276,204,604
Purchases of property and equipment	(1,129,576)	(316,492)

Net cash provided by investing activities	99,463,454	92,231,045
Cash flows provided by financing activities
Proceeds from exercise of stock options	290,447	343,926

Net cash provided by financing activities	290,447	343,926

Net increase in cash and cash equivalents	36,815,866	31,976,931
Cash and cash equivalents at beginning of period	54,947,502	37,790,114

Cash and cash equivalents at end of period	$91,763,368	$69,767,045

Non-cash investing and financing activities
Right of use assets under operating leases	$219,703	$—

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
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
The Company was incorporated in the State of Delaware in August 2012 under the name “Oneida Resources Corp.” Prior to a reverse merger that occurred on August 29, 2013 (the “Merger”), Oneida Resources Corp. was a “shell” company registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with no specific business plan or purpose until it began operating the business of ITI, through the Merger transaction on August 29, 2013. The Company was incorporated in Delaware and focuses primarily on the development of novel drugs for the treatment of neuropsychiatric and neurologic diseases and other disorders of the CNS.
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
In order to further its research projects and support its collaborations, the Company will require additional financing until such time, if ever, that revenue streams are sufficient to generate consistent positive cash flow from operations. The Company currently projects that its cash, cash equivalents and investments will be sufficient to fund operating expenses and capital expenditures for a minimum of twelve months
 from the date that this Quarterly Report was filed. Possible sources of funds include public or private sales of the Company’s equity securities, sales of debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of the Company’s product candidates and technology and, to a lesser extent, grant funding.
On September
2
,
2016
, the Company filed a universal shelf registration statement on Form
S-3,
which was declared effective by the Securities and Exchange Commission (the “SEC”) on September
14
,
2016
, on which the Company registered for sale up to $
350
 million of any combination of its common stock, preferred stock, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that the Company may determine. After the public offering in
October 2017
, approximately $
178
 million of securities remain available for issuance under this shelf registration statement. This registration statement will remain in effect until September
14
,
2019
.
In the third quarter of 2018, the Company completed the rolling submission of its New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for lumateperone, a once-daily, oral investigational medicine with a novel mechanism of action for the treatment of schizophrenia. In the fourth quarter of 2018, the FDA accepted for review the Company’s NDA and assigned a Prescription Drug User Fee Act, or PDUFA, goal date of September 27, 2019, which has been extended to December 27, 2019
. The NDA submission is supported by data from 20 clinical trials and more than 1,900 subjects exposed to lumateperone. Lumateperone received Fast Track designation from the FDA in November 2017 for the treatment of schizophrenia.

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
Investment Securities
Investment securities consisted of the following (in thousands):

	June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(Unaudited)
U.S. Government Agency Securities	$72,880	$89	$(26)	$72,943
Certificates of Deposit	3,000	—	—	3,000
Commercial Paper	22,923	11	(2)	22,932
Corporate Notes/Bonds	94,501	174	(13)	94,662

	$193,304	$274	$(41)	$193,537

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$124,691	$24	$(289)	$124,426
FDIC Certificates of Deposit (1)	245	—	—	245
Certificates of Deposit	1,000	—	—	1,000
Commercial Paper	41,317	—	(45)	41,272
Corporate Notes/Bonds	125,998	7	(365)	125,640

	$293,251	$31	$(699)	$292,583

(1)	“FDIC Certificates of Deposit” consist of deposits that are less than $250,000.
The Company has classified all of its investment securities
available-for-sale,
including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of June 30, 2019 and December 31, 2018, the Company held $12.9 million and $64.6 million, respectively, of available-for-sale
investment securities with contractual maturity dates more than one year and less than two years.

The Company monitors its investment portfolio for impairment quarterly or more frequently if circumstances warrant. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, the Company records an impairment charge within earnings attributable to the estimated loss. In determining whether a decline in the value of an investment is other-than-temporary, the Company evaluates currently available factors that may include, among others: (1) general market conditions; (2) the duration and extent to which fair value has been less than the carrying value; (3) the investment issuer’s financial condition and business outlook; and (4) the Company’s assessment as to whether it is more likely than not that the Company will be required to sell a security prior to recovery of its amortized cost basis. As of June 30, 2019, the aggregate related fair value of investments with unrealized losses was
$
71
 million and the aggregate amount of unrealized losses was approximately
$
41,000
. Of the $71 million, $
13

million has been held in a continuous unrealized loss position for less than 12 months and
$
58

million has been held in a continuous loss position for 12 months or longer. The total continuous unrealized loss for investments held for 12 months or longer is approximatel
y $
39,000
as of June 30, 2019. As of December 31, 2018, the Company had approximately
$
92.1

million of investments with a continuous unrealized loss for 12 months or longer of approximately
$
345,000
.

The Company attributes the unrealized gains and losses on the available-for-sale
securities as of June 30, 2019 and December 31, 2018 to the changes in related market interest rates. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk. As such, the Company does not consider these securities to be other-than-temporarily impaired.
Fair Value Measurements
The Company applies the fair value method under ASC Topic 820,
Fair Value Measurements and Disclosures
. ASC Topic 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and requires expanded disclosures about fair value measurements. The ASC Topic 820 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following categories based on the lowest level input used that is significant to a particular fair value measurement:
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
The Company has no assets or liabilities that were measured using quoted prices for significant unobservable inputs (Level 3 assets and liabilities) as of June 30, 2019 and December 31, 2018. The carrying value of cash held in money market funds of approximately $54.1 million as of June 30, 2019 and $39.6 million as of December 31, 2018 is included in cash and cash equivalents and approximates market value based on quoted market prices (Level 1 inputs). The carrying value of cash held in certificates of deposit of approximately $31.5 million and $7.5 million as of June 30, 2019 and December 31, 2018, respectively, is included in cash and cash equivalents and approximates market value based on quoted market prices (Level 2 inputs).

The fair value measurements of the Company’s cash equivalents and available-for-sale
investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$54,146	$54,146	$—	$—
U.S. Government Agency Securities	72,943	—	72,943	—
FDIC Certificates of Deposit	—	—	—	—
Certificates of Deposit	34,500	—	34,500	—
Commercial Paper	22,932	—	22,932	—
Corporate Notes/Bonds	94,662	—	94,662	—

	$279,183	$54,146	$225,037	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$39,591	$39,591	$—	$—
U.S. Government Agency Securities	124,426	—	124,426	—
FDIC Certificates of Deposit	245	—	245	—
Certificates of Deposit	8,500	—	8,500	—
Commercial Paper	41,272	—	41,272	—
Corporate Notes/Bonds	125,640	—	125,640	—

	$339,674	$39,591	$300,083	$—

Financial Instruments
The Company considers the recorded costs of its financial assets and liabilities, which consist of certain cash equivalents, prepaid expenses, accounts payable right of use asset, net,
accrued liabilities
 and lease liabilities
, to approximate their fair value because of their relatively short maturities at June 30, 2019 and December 31, 2018. Management believes that the risks associated with its financial instruments are minimal as the counterparties are various corporations, financial institutions and government agencies of high credit standing.
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
The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of June 30, 2019 and December 31, 2018, as the Company has a history of collecting on all its accounts including from government agencies and collaborations funding its research. As of June 30, 2019 and December 31, 2018, the Company did not have accounts receivable.

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
When indicators of possible impairment are identified, the Company evaluates the recoverability of the carrying value of its long-lived assets based on the criteria established in ASC Topic 360,
Property, Plant and Equipment
. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. The Company evaluates the carrying value of those assets in relation to the operating performance of the business and undiscounted cash flows expected to result from the use of those assets. Impairment losses are recognized when carrying value exceeds the undiscounted cash flows, in which case management must determine the fair value of the underlying asset. No such impairment losses have been recognized to date.
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
As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by subject progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account various clinical information provided by vendors and discussion with applicable personnel and external service providers as to the progress toward or state of completion of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations, clinical sites and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three and six months ended June 30, 2019 and 2018, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.
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

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (“TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Code”). The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. In addition, the TCJA repealed the alternative minimum tax (“AMT”) and provides for a refund of taxes paid between 2018 and 2021. With the passing of the TCJA, the Company will receive refunds in future periods for AMT paid in prior years. The Company therefore recognized a benefit of approximately $1.1 million for these taxes for the year ended December 31, 2017.
As of June 30, 2019 and December 31, 2018, approximately $529,000 is classified as current within prepaid expenses and other current assets and approximately $529,000 is classified as long term within deferred tax assets, net.
The Company’s effective tax rate for the six months ended June 30, 2019 and 2018 was approximately 0% for both periods, respectively. The Company’s annual effective tax rate of approximately 0% is substantially lower than the U.S. statutory rate of 21% due to valuation allowances recorded on current year losses where the Company is not at more-likely than not to recognize a future tax benefit.
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
Share-Based Compensation
Share-based payments are accounted for in accordance with the provisions of ASC Topic 718,
Compensation—Stock Compensation
. The fair value of share-based payments is estimated, on the date of grant, using the Black-Scholes-Merton option-pricing model (the “Black-Scholes model”). The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the option.
For all awards granted with time based vesting conditions, expense is amortized using the straight-line attribution method. Share-based compensation expense recognized in the statements of operations for the three and six months ended June 30, 2019 and 2018 is based on share-based awards ultimately expected to vest.
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
The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not paid dividends to its stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. Therefore, the Company has assumed an expected dividend rate of zero. For stock options granted, the exercise price was determined by using the closing market price of the Company’s common stock on the date of grant. The Company recognizes the effect of forfeitures when they occur.
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
In the first quarter of each fiscal year beginning in 2016, the Company granted time based RSUs that vest in three equal annual installments. In the first quarter of 2017, the Company granted performance-based RSUs, which vest based on the achievement of certain milestones that include (i) the submission of a new drug application (“NDA”) with the U.S. Food and Drug Administration (the

“FDA”), (ii) the approval of the NDA by the FDA (together, the “Milestone RSUs”) and (iii) the achievement of certain comparative shareholder returns against the Company’s peers (the “TSR RSUs”). The Milestone RSUs were valued at the closing price on March 8, 2017. The Milestone RSUs related to the NDA submission have been fully amortized through December 31, 2018. The NDA submission milestone was achieved in the third quarter of 2018, so the Milestone RSUs related to the NDA submission vested on December 31, 2018. The amortization of the expenses for RSUs related to the approval of the NDA will commence if and when the NDA submission has been approved through the last day of the calendar year in which the milestone is achieved and expires on December 31, 2019 if not achieved
. The TSR RSUs were valued using the Monte Carlo Simulation method and will be amortized over the life of the RSU agreements which ends December
31
,
2019
. The Milestone RSUs and TSR RSUs are target based and the ultimate awards, if attained, could be the target amount or higher or lower than the target amount, depending on the timing or achievement of the goal.
Under ASC Topic 718, the cumulative amount of compensation cost recognized for instruments classified as equity that ordinarily would result in a future tax deduction under existing tax law shall be considered to be a deductible difference in applying ASC Topic 740,
Income Taxes
. The deductible temporary difference is based on the compensation cost recognized for financial reporting purposes; however, these provisions currently do not impact the Company, as all the deferred tax assets have a full valuation allowance.
Since the Company had net operating loss carryforwards as of June 30, 2019 and 2018, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations.
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
The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive as applied to the loss from operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	355,963	797,638	355,963	797,560
RSUs	520,822	353,672	497,682	347,373
TSR RSUs	104,481	67,924	104,481	67,924

Recently Issued Accounting Standards
In May 2014, the FASB issued ASC Update No.
 2014-09,
Revenue from Contracts with Customers (Topic 606), which has been subsequently updated (as updated, “ASC Topic 606”). The purpose of ASC Topic 606 is to provide enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies using GAAP and International Financial Reporting Standards. The core principle requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. ASC Topic 606 became effective for annual periods beginning after December 15, 2017.
The Company adopted this standard using the “modified retrospective method,” which did not result in an impact to its financial statements as the Company has not had product sales to date. Upon commercializing a product or executing any revenue generating contracts, the Company will provide additional disclosures in the notes to the consolidated financial statements related to the relevant aspects of any revenue generating contracts that the Company has or into which the Company expects to enter.
In February 2016, the FASB issued ASU No.
 2016-02,
Leases (“ASU
2016-02”).
ASU
2016-02
requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. ASU
2016-02
is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company adopted the standard on January 1, 2019 using the simplified transition method, allowing the Company to not restate comparative periods and apply ASC 842 on a prospective basis, resulting in a balance sheet presentation that is not comparable to the prior period in the first year of adoption. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The Company has not elected the hindsight practical expedient. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. The Company recognizes those lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

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
3. Property and Equipment
Property and equipment consist of the following:

	June 30, 2019	December 31, 2018
Computer equipment	$60,377	$44,427
Furniture and fixtures	402,800	341,582
Scientific equipment	3,831,304	3,658,209
Leasehold improvements	1,026,170	149,470

	5,320,651	4,193,688
Less accumulated depreciation	(3,237,718)	(3,033,922)

	$2,082,933	$1,159,766

Depreciation expense for the six months ended June 30, 2019 and 2018 was $206,409 and $178,276, respectively.

4. Right Of Use Assets and Lease Liabilities
In 2014, the Company entered into a long-term lease with a related party which, as amended, provided for a lease of 16,753 square feet of useable laboratory and office space located at 430 East 29th Street, New York, New York 10016. A member of the Company’s board of directors is the Executive Chairman of the parent company to the landlord under this lease. Concurrent with this lease, the Company entered into a license agreement to occupy certain vivarium related space in the same facility for the same term and rent escalation provisions as the lease. This license has the primary characteristics of a lease and is characterized as a lease in accordance with ASU 2016-02 for accounting purposes. In
September 2018
, the Company further amended the lease to obtain an additional

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

In adopting ASU
2016-02
as of January 1, 2019, the Company elected the package of practical expedients, which permit the Company not to reassess under the new standard the historical lease classification. The Company has not elected the hindsight practical expedient. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company also elected the lessee component election, allowing the Company to account for the lease and non-lease components as a single lease component. In determining whether a contract contains a lease, asset and service agreements are assessed at onset and upon modification for criteria of specifically identified assets, control and economic benefit. The Company recognized those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. The Company uses the rate implicit in the contract whenever possible when determining the applicable discount rate. As the majority of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. On the lease commencement dates, the Company estimated the lease liabilities and the right of use assets at present value using its applicable incremental borrowing rates of its two long term leases of 7.21% for the Company’s Maryland lease of 3.2 years

and
9.1
%

for
 the Company’s
New

York leases of
14.3
years. On January
1
,
2019
, upon adoption of ASU
2016-02,
the Company recorded right of use assets of approximately $
20.2
 million, lease liabilities of $
23.4
million and eliminated deferred rent of $
3.2
 million.
Right of use assets and lease liabilities for operating leases were $18.8 million and $22.8 million as of June 30, 2019, respectively.
Maturity analysis under the lease agreements are as follows:

Six months December 31, 2019	$754,321
Year ended December 31, 2020	3,346,376
Year ended December 31, 2021	3,448,323
Year ended December 31, 2022	3,491,166
Year ended December 31, 2023	3,566,466
Thereafter	21,302,235

Total	35,908,887
Less: Present value discount	(13,078,145)

Total Lease liability	$22,830,742

Less: current portion	(2,262,977)

Long-term lease liabilities	$20,567,765

Lease expense for the three and six months ended June 30, 2019 was approximately $1.8 million and $956,000, respectively, as compared to approximately $360,000 and $719,000 for the three and six month period ended June 30, 2018.
5. Share-Based Compensation
On June 18, 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the granting of stock-based awards, such as stock options, restricted common stock, RSUs and stock appreciation rights to employees, directors and consultants as determined by the Board of Directors. The 2018 Plan replaced the Company’s Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”). The Company will grant no further stock options or other awards under the 2013 Plan. Any options or other awards outstanding under the 2013 Plan remain outstanding in accordance with their terms and the terms of the 2013 Plan. As of December 31, 2018, the total number of shares reserved under all equity plans was 10,287,390 and the Company had 4,807,323 shares available for future issuance under the 2018 Plan. Stock options granted under the 2018 Plan may be either incentive stock options (“ISOs”) as defined by the Code, or non-qualified
stock options. The Board of Directors determines who will receive options, the vesting periods (which are generally one to three years) and the exercise prices of such options. Options have a maximum term of 10 years. The exercise price of ISOs granted under the 2018 Plan must be at least equal to the fair market value of the common stock on the date of grant.

Total stock-based compensation expense related to all of the Company’s share-based awards, including stock options and RSUs to employees, directors and consultants, recognized during the three and six months ended June 30, 2019 and 2018, was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$2,353,936	$1,877,536	$4,761,580	$3,795,267
General and administrative	2,633,488	2,433,169	5,281,061	4,802,541

Total share-based compensation expense	$4,987,424	$4,310,705	$10,042,641	$8,597,808

The following table describes the weighted-average assumptions used for calculating the value of options granted during the six months ended June 30, 2019 and 2018:

	2019	2018
Dividend yield	0%	0%
Expected volatility	83.7%-85.7%	85.2%-85.8%
Weighted-average risk-free interest rate	2.33%	2.4%
Expected term (in years)	6.0	6.0
Information regarding the stock options activity, including with respect to grants to employees, directors and consultants as of June 30, 2019, and changes during the six-month period then ended, are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Life
Outstanding at December 31, 2018	4,748,391	$18.75	7.0 years
Options granted	1,771,154	$12.80	9.7 years
Options exercised	(34,900)	$8.32	5.3 years
Options canceled or expired	(78,436)	$20.91	7.5 years

Outstanding at June 30, 2019	6,406,209	$16.78	7.4 years

Vested or expected to vest at June 30, 2019	6,406,209	$16.78

Exercisable at June 30, 2019	3,450,350	$19.47	5.8 years

The fair value of the time based RSUs and the Milestone RSUs is based on the closing price of the Company’s common stock on the date of grant. The fair value of the TSR RSUs was determined using the Monte Carlo simulation method.
Information regarding the time based RSU activity and changes during the six-month
period ended June 30, 2019 are summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2018	647,411	$18.16
RSU’s granted in 2019	914,812	$12.74
RSU’s vested in 2019	(251,955)	$21.85
RSU’s cancelled in 2019	(14,002)	$14.97

Outstanding at June 30, 2019	1,296,266	$13.65

Information related to the Company’s Milestone RSUs and TSR RSUs during the six-month
period ended June 30, 2019 are summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2018	278,592	$15.64
RSU’s granted in 2019	—	$—
RSU’s cancelled in 2019	(9,463)	$15.64

Outstanding at June 30, 2019	269,129	$15.64

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
The Company recognized
non-cash
stock-based compensation expense related to time based RSU’s for the three and six months ended June 30, 2019 of approximately $1.9 million and $3.8 million, respectively, as compared to $1.2 million and $2.3 million for the three and six months ended June, 30, 2018, respectively. Total expense for all RSUs, including the time based and performance based RSUs, is $2.1 million and $4.2 million for the three and six months ended June 30, 2019, respectively, as compared to $1.5 million and $3.0 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, there was $14.2 million of unrecognized compensation costs related to unvested time based RSUs. As of June 30, 2019, there was $1.9 million and $0.4 million of unrecognized compensation costs related to unvested Milestone RSUs and TSR RSUs, respectively.
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
Under the agreement, the Company made an upfront payment of $1.0 million to BMS, a milestone payment of $1.25 million in December 2013, and a milestone payment of $1.5 million in December 2014 following the initiation of the Company’s first Phase 3 clinical trial for lumateperone for patients with exacerbated schizophrenia. Upon FDA acceptance for review of an NDA submission for lumateperone, the Company was obligated to pay BMS a $2.0 million milestone payment. This milestone was achieved in the third quarter of 2018. The Company accrued the $
2.0
 million milestone payment obligation in 2018 and paid it in January 2019. Possible milestone payments remaining total $10.0 million, including a $5.0 million milestone payment payable upon an NDA approval. Under the agreement, the Company may be obliged to make other milestone payments to BMS for each licensed product of up to an aggregate of approximately $14.75 million. The Company is also obliged to make tiered single digit percentage royalty payments ranging between 5 – 9% on sales of licensed products. The Company is obliged to pay to BMS a percentage of non-royalty
payments made in consideration of any sublicense.

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
is our lead product candidate with mechanisms of action that, we believe, may represent an effective treatment across multiple therapeutic indications. In our preclinical and clinical trials to date, lumateperone combines potent serotonin
5-HT2A
receptor antagonism, dopamine receptor phosphoprotein modulation, or DPPM, glutamatergic modulation, and serotonin reuptake inhibition into a single drug candidate for the treatment of acute and residual schizophrenia and for the treatment of bipolar disorder, including bipolar depression. At dopamine D2 receptors, lumateperone has been demonstrated to have dual properties and to act as both a pre-synaptic
partial agonist and a post-synaptic antagonist. Lumateperone has also been demonstrated to have affinity for dopamine D1 receptors and indirectly stimulate phosphorylation of glutamatergic NMDA GluN2B receptors in a mesolimbic specific manner. We believe that this regional selectivity in brain areas thought to mediate the efficacy of antipsychotic drugs, together with serotonergic, glutamatergic, and dopaminergic interactions, may result in efficacy for a broad array of symptoms associated with schizophrenia and bipolar disorder with improved psychosocial function. The serotonin reuptake inhibition potentially allows for antidepressant activity in the treatment of schizoaffective disorder, other disorders with co-morbid
depression, and/or as a stand-alone treatment for major depressive disorder, or MDD. We believe lumateperone may also be useful for the treatment of other psychiatric and neurodegenerative disorders, particularly behavioral disturbances associated with dementia, autism, and other CNS diseases. In the fourth quarter of 2018, the FDA accepted for review our new drug application, or NDA, for lumateperone for the treatment of schizophrenia, and assigned a Prescription Drug User Fee Act, or PDUFA, goal date of September 27, 2019, which has been extended to December 27, 2019. Lumateperone is also in Phase 3 clinical development as a novel treatment for bipolar depression.
We had a
pre-
NDA meeting with the FDA, in the first quarter of 2018 and reached agreement on the timing and content of a rolling NDA submission for lumateperone for the treatment of schizophrenia. We initiated the rolling submission of our NDA with the FDA for lumateperone for the treatment of schizophrenia in the second quarter of 2018, we completed this NDA submission in the third quarter of 2018 and the FDA accepted the NDA for review in the fourth quarter of 2018.
In August 2019, we announced that we recently met with the FDA and reached agreement for us to submit additional non-clinical
information related to toxicology findings in previous animal studies, with the objective to further substantiate that those findings are not relevant to humans due to species specific differences in the metabolism of lumateperone. The FDA informed us that the planned submission of this additional information constitutes a major amendment to the NDA, resulting in an extension of the PDUFA goal date to December 27, 2019 in order to provide time for a full review of the submission. We are performing a limited number of in-vitro
analyses and expect to complete them shortly and provide the information to the FDA. Subject to receiving timely FDA approval of the NDA, we expect to commence our commercial launch in the first quarter of 2020.
Our lumateperone bipolar depression Phase 3 clinical program consists of two monotherapy studies and one adjunctive study. We have completed patient enrollment in our first monotherapy study (Study 401) conducted in the U.S. and in the second monotherapy study (Study 404) conducted globally. On July 8, 2019 we announced top-line
results from our Study 401 and Study 404 evaluating lumateperone as monotherapy in the treatment of major depressive episodes associated with Bipolar I or Bipolar II disorder. In Study 404, lumateperone 42 mg met the primary endpoint for improvement in depression as measured by change from baseline versus placebo on the MADRS total score (p<0.001; effect size = 0.56). Study 401 tested two doses of lumateperone, 42 mg and 28 mg along with placebo. In this trial, neither dose of lumateperone met the primary endpoint of statistical separation from placebo as measured by change from baseline on the MADRS total score. There was a high placebo response in this trial. Consistent with previous studies in schizophrenia, lumatererone was well-tolerated in both bipolar depression studies, with a favorable safety profile. The rates of discontinuation due to treatment emergent adverse events for both doses of lumateperone were low. We are currently evaluating our strategy with regards to submitting our NDA to the FDA for regulatory approval for bipolar depression. Our global study evaluating adjunctive lumateperone in bipolar depression (Study 402) is ongoing.
In the second quarter of 2016, we initiated Phase 3 development of lumateperone for the treatment of agitation in patients with dementia, including Alzheimer’s disease, or AD. Our
ITI-007-201
trial was a Phase 3 multi-center, randomized, double-blind, placebo-controlled clinical trial in patients with a clinical diagnosis of probable AD and clinically significant symptoms of agitation. In the fourth quarter of 2018, an independent data monitoring committee, or DMC, completed a pre-specified
interim analysis of the
ITI-007-201
trial, and concluded that the trial was not likely to meet its primary endpoint upon completion and therefore recommended the study should be stopped for futility. As a result, we determined to discontinue the
ITI-007-201
trial. Lumateperone was generally well tolerated in the
ITI-007-201
trial and the decision to discontinue the study was not related to safety. We are analyzing the data set from this trial and will determine the next steps in our program following completion of this analysis. We do not expect that these results will impact any of our other ongoing development programs.
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
non-CNS
diseases, including our
ITI-333
development program.
ITI-333
is designed as a potential treatment for substance use disorders, pain and psychiatric comorbidities including depression and anxiety. There is a pressing need to develop new drugs to treat opioid addiction and safe, effective, non-addictive
treatments to manage pain. We believe the potential exists for
ITI-333
to address these challenges. Preclinical safety studies with
ITI-333
are currently ongoing and we expect to initiate a clinical program in late 2019 or early 2020.

Results of Operations
The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.
Revenues
We have not generated any revenue from product sales to date and we do not expect to generate revenues from product sales until at least the first quarter of 2020, if ever. We had no revenues for the three and six months ended June 30, 2019 and 2018, respectively. We have received and may continue to receive grants from U.S. government agencies and foundations.
We do not expect any revenues that we may generate in the next several years to be significant enough to fund our operations.
Expenses
The process of researching and developing drugs for human use is lengthy, unpredictable and subject to many risks. We are unable with certainty to estimate either the costs or the timelines in which those costs will be incurred. The clinical development of lumateperone for the treatment of schizophrenia and for the treatment of bipolar depression consumes and, together with our anticipated clinical development programs of lumateperone for depressive disorders and of
ITI-214,
will continue to consume a large portion of our current, as well as projected, resources. Preparations for the commercial launch of products and the expansion of infrastructure required to support ongoing commercialization will also consume a significant portion of our resources. We intend to pursue other disease indications that lumateperone may address, but there are significant costs associated with pursuing FDA approval for those indications, which would include the cost of additional clinical trials.
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

We expect that research and development expenses will increase moderately as we complete our ongoing Phase 3 clinical trial of lumateperone for the treatment of bipolar disorder as an adjunctive therapy with lithium or valproate and proceed with our program for the treatment of depressive disorders and as we proceed with increased manufacturing of drug product for clinical trials and pre-commercialization
testing. We also expect that our general and administrative costs will increase significantly from prior periods primarily due to costs to perform pre-product
commercialization activities and the increased costs associated with building infrastructure to support the anticipated commercial sales of lumateperone if it is approved for sale in the United States, which could include hiring additional personnel and the cost of additional facility space. On September 28, 2018, we signed a lease with a related party to acquire 15,534 square feet of additional office space in our current headquarters facility. We granted options to purchase 1,175,187 shares of our common stock in 2018 and have granted options to purchase an additional 1,771,154 shares of our common stock in the first half of 2019. We also granted time based restricted stock units, or RSUs, for 544,542 of our common stock in 2018 and time based RSUs for 914,812 shares of our common stock in the first half of 2019. We will recognize expense associated with these RSUs and options over the next three years in both research and development expenses and general and administrative expenses. In the first quarter of 2017, we also granted performance based RSUs, which vest based on the achievement of certain milestones that include (i) the submission of an NDA with the FDA, (ii) the approval of the NDA by the FDA, or the Milestone RSUs, and (iii) the achievement of certain comparative shareholder returns against our peers, or the TSR RSUs. The Milestone RSUs were valued at the closing price on March 8, 2017. The RSUs related to the NDA submission were amortized through December 31, 2018 based on the probable vesting date. The NDA submission milestone was achieved in the third quarter of 2018. The Milestone RSUs related to the NDA submission vested on December 31, 2018. The amortization of the expenses of the Milestone RSUs related to the approval of the NDA will commence if and when the filing has been approved through the last day of the calendar year in which the milestone is achieved and expires on December 31, 2019 if not achieved. The TSR RSUs were valued using the Monte Carlo simulation method and will be amortized over the life of the RSU agreements which ends December 31, 2019. The Milestone RSUs and the TSR RSUs are target based and the ultimate awards, if attained, could be the target amount or higher or lower than the target amount, depending on the timing or achievement of the goal. We expect to continue to grant stock options and other stock-based awards in the future, which with our growing employee base will increase our stock-based compensation expense in future periods.
The following table sets forth our revenues, operating expenses, interest income and income tax expense for the three and six month periods ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenues	$—	$—	$—	$—
Expenses
Research and development	23,728	32,439	48,719	63,142
General and administrative	15,443	6,729	27,148	13,110

Total costs and expenses	39,171	39,168	75,867	76,252

Loss from operations	(39,171)	(39,168)	(75,867)	(76,252)
Interest income	1,732	1,794	3,592	3,398
Income tax expense	(2)	(2)	(2)	(2)

Net loss	$(37,441)	$(37,376)	$(72,277)	$(72,856)

Comparison of Three and Six Month Periods Ended June 30, 2019 and June 30, 2018
Revenues
Revenues for the three and six months ended June 30, 2019 and 2018 were zero.
Research and Development Expenses
The following tables set forth our research and development expenses for the three and six month periods ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
External costs	16,127	27,287	33,930	51,016
Internal costs	7,601	5,152	14,789	12,126

Total research and development expenses	$23,728	$32,439	$48,719	$63,142

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Lumateperone costs	14,350	20,082	21,767	38,165
Manufacturing costs	5,999	5,837	11,859	12,639
Stock based compensation	2,354	1,878	4,762	3,796
Other projects and overhead	1,025	4,642	10,331	8,542

Total research and development expenses	$23,728	$32,439	$48,719	$63,142

Research and development expenses decreased to $23.7 million for the three month period ended June 30, 2019 as compared to $32.4 million for the three month period ended June 30, 2018, representing a decrease of approximately 27%. This decrease is due primarily to a decrease of approximately $10.6 million of costs associated with lumateperone clinical costs and a decrease of approximately $3.6 million of non-lumateperone
projects and overhead expenses, and is partially offset by an increase of approximately $4.8 million of costs for lumateperone non-clinical
efforts and an increase of approximately $476,000 in stock compensation expense. Internal costs increased by approximately $2.4 million for the period as we hired additional employees and increased our stock based compensation expense.
Research and development expenses decreased to $48.7 million for the six month period ended June 30, 2019 as compared to $63.1 million for the six month period ended June 30, 2018, representing a decrease of approximately 23%. This decrease is due primarily to a decrease of approximately $18.4 million of costs associated with lumateperone clinical costs and a decrease of approximately $780,000 in manufacturing expense, and is partially offset by an increase of approximately $2.0 million of costs for lumateperone non-clinical
efforts, an increase of approximately $1.7 million of
non-lumateperone
projects and overhead expenses, and an increase of approximately $966,000 in stock compensation expense. Internal costs increased by approximately $2.7 million for the period as we hired additional employees and increased our stock based compensation expense.
As development of the lumateperone program progresses, we anticipate costs for lumateperone to increase from current levels due primarily to ongoing and planned clinical trials relating to our lumateperone programs in the next several years as we conduct Phase 3 and other clinical trials. We are also required to complete non-clinical
testing to obtain FDA approval, which includes
non-clinical
testing of the drug product and the creation of an inventory of drug product in anticipation of possible FDA approvals for different indications.
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

General and Administrative Expenses
General and administrative expenses increased by $8.7 million for the three month period ended June 30, 2019 as compared to the three month period ended June 30, 2018, representing an increase of approximately 129%. The increase is primarily the result of an increase in pre-commercialization
costs of approximately $5.7 million, an increase in labor costs of approximately $1.7 million, an increase in stock compensation expense of approximately $200,000, an increase in professional fees of approximately $350,000 and an increase in lease and rent expense of approximately $393,000. Salaries, bonuses and related benefit costs for our executive, finance and administrative functions for the three months ended June 30, 2019 and 2018 constituted approximately 38% and 58%, respectively, of our total general and administrative costs. The next major categories of expenses were professional fees and general office-related overhead.
General and administrative expenses increased by $14.0 million for the six month period ended June 30, 2019 as compared to the six month period ended June 30, 2018, representing an increase of approximately 107%. The increase is primarily the result of an increase in pre-commercialization
costs of approximately $8.9 million, an increase in labor costs of approximately $3.0 million, an increase in stock compensation expense of approximately $479,000, an increase in professional fees of approximately $324,000 related primarily to the implementation of a new software system and an increase in lease and rent expense of approximately $795,000 due primarily to leasing additional office space at our corporate headquarters in New York, NY. Salaries, bonuses and related benefit costs for our executive, finance and administrative functions for the six months ended June 30, 2019 and 2018 constituted approximately 42% and 59%, respectively, of our total general and administrative costs. The next major categories of expenses were professional fees and general office-related overhead.
We expect general and administrative costs to increase significantly as we hire additional employees and expand our operations, in particular, the addition of a sales force and related commercial and other infrastructure as we prepare for potential commercial activities.
Liquidity and Capital Resources
Through June 30, 2019, we provided funds for our operations by obtaining a total of approximately $880.5 million of cash primarily through public and private offerings of our common stock and other securities, grants from government agencies and foundations and payments received under our terminated license and collaboration agreement with Takeda Pharmaceutical Company Limited, or the Takeda License Agreement. We do not believe that grant revenue will be a significant source of funding in the near future.
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
As of June 30, 2019, we had a total of approximately $285.3 million in cash and cash equivalents and available-for-sale
investment securities, and approximately $32.5 million of short-term liabilities consisting entirely of liabilities from operations, including approximately $2.3 million of short-term lease obligations. In the six months ended June 30, 2019, we spent approximately $67.7 million in cash for operations and equipment, not including $3.6 million of interest income. We reduced working capital by approximately $63.3 million for the six months ended June 30, 2019. The use of cash was primarily for conducting clinical trials and non-clinical
testing, including manufacturing related activities, precommercial activities, and funding recurring operating expenses.
For the remainder of the year 2019, subject to the timing of potential NDA approval, clinical trial conduct, regulatory activities, precommercial spending, including marketing costs, manufacturing, and other development activities, we expect to spend between $105 million and $115 million. We expect these expenditures to be due primarily to the pre-commercialization
activities, initial commercialization activities and related infrastructure expansion in connection with the potential commercialization of lumateperone for the treatment of schizophrenia; the development of lumateperone in our late stage clinical programs; the development of our other product candidates, including
ITI-214
and
ITI-333;
the continuation of manufacturing activities in connection with the development of lumateperone; and general operations. We expect our existing cash and cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements into mid third-quarter of 2020.
We will require significant additional financing in the future to continue to fund our operations. We believe that we have the funding in place to complete the additional clinical and non-clinical
trials, manufacturing and
pre-commercialization
activities needed for potential regulatory approval and initial commercialization of lumateperone in patients with schizophrenia. With our existing cash,

cash equivalents and
available-for-sale
investment securities, we believe that we have the funds to complete our ongoing clinical trial of lumateperone in bipolar disorder as an adjunctive therapy with lithium or valproate. We also plan to fund preclinical and clinical development of
ITI-007
long acting injectable development program; additional clinical trials of lumateperone; continued clinical development of our PDE program, including
ITI-214;
research and preclinical development of our other product candidates; and the continuation of manufacturing activities in connection with the development of lumateperone. We anticipate requiring additional funds for further development of lumateperone in patients with dementia, including AD, for further development of lumateperone in patients with bipolar disorder, depressive disorders and other indications, and for development of our other product candidates. We have incurred losses in every year since inception with the exception of 2011, when we received an up-front
fee and a milestone payment related to the Takeda License Agreement. These losses have resulted in significant cash used in operations. For the six months ended June 30, 2019, we used net cash in operating activities and purchases of equipment of approximately $67.7 million. This total does not include an offset for $3.6 million of interest income received. While we have several research and development programs underway, the lumateperone program has advanced the furthest and will continue to consume increasing amounts of cash for conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct the activities necessary to pursue FDA approval of lumateperone and our other product candidates, as well as commercialization efforts, we expect the amount of cash to be used to fund operations to increase over the next several years.
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
If adequate funds are not available to us on a timely basis, we may be required to: (1) delay, limit, reduce or terminate pre-clinical
studies, clinical trials or other clinical development activities for one or more of our product candidates, including our lead product candidate lumateperone,
ITI-214,
and our other product candidates; (2) delay, limit, reduce or terminate our discovery research or pre-clinical
development activities; or (3) enter into licenses or other arrangements with third parties on terms that may be unfavorable to us or sell, license or relinquish rights to develop or commercialize our product candidates, technologies or intellectual property at an earlier stage of development and on less favorable terms than we would otherwise agree.

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
In 2014, we entered into a long-term lease with a related party which, as amended, provided for a lease of 16,753 square feet of useable laboratory and office space located at 430 East 29th Street, New York, New York 10016. Concurrent with this lease, we entered into a license agreement to occupy certain vivarium related space in the same facility for the same term, rent and escalation provisions as the lease. This license has the primary characteristics of a lease and is characterized as a lease in accordance with ASU
2016-02
for accounting purposes. In September 2018, we further amended the lease to obtain an additional 15,534 square feet of office space beginning October 1, 2018 and to extend the term of the lease for previously acquired space. The lease, as amended, has a term of 14.3 years ending in May 2029. We expect that our facility related costs will increase significantly as a result of leasing this additional space. In February 2019, we entered into a long-term lease for 3,164 square feet of office space in Towson, Maryland beginning March 1, 2019. The lease has a term of 3.2 years ending in April 2022.
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
There have been no material changes to our critical accounting policies during the six months ended June 30, 2019.
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
Recently Issued Accounting Pronouncements
We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. For the recently issued accounting standards that we believe may have an impact on our financial statements, see “Recently Issued Accounting Pronouncements” in this Quarterly Report on Form
 10-
Q and in our Annual Report on Form
 10-K
for the year ended December 31, 2018 filed on February 27, 2019.
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

Interest Rate Sensitivity.
As of June 30, 2019, we had cash, cash equivalents and marketable securities of approximately $285.3 million consisting of cash deposited in a highly rated financial institution in the United States, in a short-term U.S. Treasury money market fund, and in high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates, although the recent change in interest rates has resulted in our unrealized gain/(loss) on investments as of June 30, 2019 of approximately $232,000 and December 31, 2018 of approximately $(668,000), respectively. Since we have the ability to hold these investments to maturity, no recognition of impairment is required. Declines in interest rates, however, would reduce future investment income.
Capital Market Risk.
We currently have no product revenues and depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.
Item 4.	CONTROLS AND PROCEDURES

(a)
 Evaluation of Disclosure Controls and Procedures
. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules
 13a-15(e)
and
15d-15(e))
as of the end of the period covered by this Form
 10-Q,
have concluded that, based on such evaluation, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
(b)
 Changes in Internal Controls
. Beginning January 1, 2019, we implemented ASU
2016-02,
“Leases (Topic 842).” Although the adoption of the new accounting standard did not materially impact our consolidated statements of operations and had no impact on our consolidated cash flows for the six months ended June 30, 2019, we did implement new internal control procedures in the first quarter of 2019 to support the new accounting and reporting processes associated with adopting the guidance. These procedures included performing a comprehensive lease scoping analysis to identify, disaggregate and evaluate each of our leases. There were no other changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We did not repurchase any of our equity securities during the quarter ended June 30, 2019.
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

101
The following materials from the Registrant’s Quarterly Report on Form
 10-Q

for the quarter ended June 30, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018 (audited), (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three and six months ended June 30, 2019 and 2018, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2019 and 2018, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).
X

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included within the Exhibit 101 attachment).	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: August 7, 2019	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Date: August 7, 2019	By:	/s/ Lawrence J. Hineline
Lawrence J. Hineline
Senior Vice President of Finance and Chief Financial Officer