Form 10-Q
period 2019-09-30
Intra-Cellular Therapies, Inc.
filed 2019-11-05
CIK 1567514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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
of the Exchange Act).    Yes
☐
    No
☒
As of November 4, 2019, the registrant had 55,261,027 shares of common stock outstanding.

Intra-Cellular Therapies, Inc.

In this Quarterly Report on Form
10-Q,
the terms “we,” “us,” “our,” and the “Company” mean Intra-Cellular Therapies, Inc. and our subsidiaries. “ITI” refers to our wholly-owned subsidiary ITI, Inc. and “ITI Limited” refers to our wholly-owned subsidiary ITI Limited.

i

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$102,162,982	$54,947,502
Investment securities, available-for-sale	153,270,596	292,583,046
Prepaid expenses and other current assets	4,023,348	7,908,133

Total current assets	259,456,926	355,438,681
Property and equipment, net	2,174,993	1,159,766
Right of use assets, net	18,540,418	—
Deferred tax asset, net	264,609	529,218
Other assets	86,084	78,833

Total assets	$280,523,030	$357,206,498

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,230,923	$13,961,060
Accrued and other current liabilities	17,323,632	20,044,866
Lease liabilities, short-term	2,286,885	—
Accrued employee benefits	7,531,659	2,293,259

Total current liabilities	33,373,099	36,299,185
Deferred rent	—	3,192,432
Lease liabilities	20,269,646	—

Total liabilities	53,642,745	39,491,617
Stockholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 55,247,579 and 54,895,295 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	5,525	5,490
Additional paid-in capital	896,191,230	880,753,339
Accumulated deficit	(669,515,518)	(562,376,191)
Accumulated comprehensive gain/(loss)	199,048	(667,757)

Total stockholders’ equity	226,880,285	317,714,881

Total liabilities and stockholders’ equity	$280,523,030	$357,206,498

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$—	$—	$—	$—
Costs and expenses:
Research and development	21,339,792	35,419,016	70,059,113	98,561,284
General and administrative	15,036,444	7,972,329	42,184,078	21,082,544

Total costs and expenses	36,376,236	43,391,345	112,243,191	119,643,828

Loss from operations	(36,376,236)	(43,391,345)	(112,243,191)	(119,643,828)
Interest income	1,513,837	1,868,431	5,105,464	5,266,053

Loss before provision for income taxes	(34,862,399)	(41,522,914)	(107,137,727)	(114,377,775)
Income tax expense	—	—	1,600	1,600

Net loss	$(34,862,399)	$(41,522,914)	$(107,139,327)	$(114,379,375)

Net loss per common share:
Basic & Diluted	$(0.63)	$(0.76)	$(1.94)	$(2.09)
Weighted average number of common shares:
Basic & Diluted	55,207,400	54,708,065	55,155,854	54,693,827

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(34,862,399)	$(41,522,914)	$(107,139,327)	$(114,379,375)
Other comprehensive income/(loss):
Unrealized (loss) / gain on investment securities	(33,396)	183,239	866,805	(46,961)

Comprehensive loss	$(34,895,795)	$(41,339,675)	$(106,272,522)	$(114,426,336)

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Gain ( Loss )	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2018	54,700,580	$5,470	$871,516,637	$(480,105,241)	$(1,029,424)	$390,387,442
Exercise of stock options and issuances of restricted stock	9,192	—	144,416	—	—	144,416
Stock issued for services	2,237	1	48,542	—	—	48,543
Share-based compensation	—	—	4,373,688	—	—	4,373,688
Exercise of stock warrant	1,822	—	10,982	—	—	10,982
Net loss	—	—	—	(41,522,914)	—	(41,522,914)
Other comprehensive income	—	—	—	—	183,239	183,239

Balance at September 30, 2018	54,713,831	$5,471	$876,094,265	$(521,628,155)	$(846,185)	$353,625,396

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Gain ( Loss )	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	54,597,679	$5,460	$862,479,505	$(407,248,780)	$(799,224)	$454,436,961
Exercise of stock options and issuances of restricted stock	107,127	10	488,332	—	—	488,342
Stock issued for services	7,203	1	143,950	—	—	143,951
Share-based compensation	—	—	12,971,496	—	—	12,971,496
Exercise of stock warrant	1,822	—	10,982	—	—	10,982
Net loss	—	—	—	(114,379,375)	—	(114,379,375)
Other comprehensive loss	—	—	—	—	(46,961)	(46,961)

Balance at September 30, 2018	54,713,831	$5,471	$876,094,265	$(521,628,155)	$(846,185)	$353,625,396

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Gain ( Loss )	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2019	55,186,745	$5,519	$891,183,518	$(634,653,119)	$232,444	$256,768,362
Exercise of stock options and issuances of restricted stock	54,332	6	152,373	—	—	152,379
Stock issued for services	6,502	—	48,571	—	—	48,571
Share-based compensation	—	—	4,806,768	—	—	4,806,768
Net loss	—	—	—	(34,862,399)	—	(34,862,399)
Other comprehensive loss	—	—	—	—	(33,396)	(33,396)

Balance at September 30, 2019	55,247,579	$5,525	$896,191,230	$(669,515,518)	$199,048	$226,880,285

	Common Stock		Additional		Accumulated	Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Stockholders’ Equity
Balance at December 31, 2018	54,895,295	$5,490	$880,753,339	$(562,376,191)	$(667,757)	$317,714,881
Exercise of stock options and issuances of restricted stock	338,054	34	442,792	—	—	442,826
Stock issued for services	14,230	1	145,690	—	—	145,691
Share-based compensation	—	—	14,849,409	—	—	14,849,409
Net loss	—	—	—	(107,139,327)	—	(107,139,327)
Other comprehensive income	—	—	—	—	866,805	866,805

Balance at September 30, 2019	55,247,579	$5,525	$896,191,230	$(669,515,518)	$199,048	$226,880,285
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows used in operating activities
Net loss	$(107,139,327)	$(114,379,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	335,461	273,206
Share-based compensation	14,849,409	12,971,496
Stock issued for services	145,691	143,951
Amortization of premiums and discounts on investment securities, net	(871,412)	(544,716)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	4,020,430	(2,384,203)
Accounts payable	(7,730,137)	4,279,647
Accrued liabilities and other	3,462,560	10,688,036
Deferred rent	—	(55,619)

Net cash used in operating activities	(92,927,325)	(89,007,577)
Cash flows provided by investing activities
Purchases of investments	(58,332,886)	(241,114,631)
Maturities of investments	199,383,553	361,942,241
Purchases of property and equipment	(1,350,688)	(332,515)

Net cash provided by investing activities	139,699,979	120,495,095
Cash flows provided by financing activities
Proceeds from exercise of stock options	442,826	488,342
Proceeds from exercise of warrants	—	10,982

Net cash provided by financing activities	442,826	499,324

Net increase in cash and cash equivalents	47,215,480	31,986,842
Cash and cash equivalents at beginning of period	54,947,502	37,790,114

Cash and cash equivalents at end of period	$102,162,982	$69,776,956

Non-cash investing and financing activities
Right of use assets under operating leases	$219,703	$—

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
1. Organization
Intra-Cellular Therapies, Inc. (the “Company”), through its wholly-owned operating subsidiaries, ITI, Inc. (“ITI”) and ITI Limited, is a biopharmaceutical company focused on the discovery and clinical development of innovative, small molecule drugs that address underserved medical needs primarily in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system (“CNS”). The Company’s lead product candidate, lumateperone, is under review by the U.S. Food and Drug Administration (“FDA”) for the treatment of schizophrenia and in
Phase 3 clinical development as a novel treatment for bipolar depression.
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

30
, 201
9
, the Company filed a universal shelf registration statement on Form
S-3,
which was declared effective by the Securities and Exchange Commission (the “SEC”) on September 1
2
, 201
9
, on which the Company registered for sale up to $350 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine
,
which includes
up to $75
million of common stock that the Company may issue and sell from time to time, through SVB Leerink LLC acting as its sales agent, pursuant to the sale agreement that the Company entered into with SVB Leerink on August 29, 2019 for the Company’s
“at-the-market”
equity program
.
In the third quarter of 2018, the Company completed the rolling submission of its New Drug Application (“NDA”) to the FDA for lumateperone, a once-daily, oral investigational medicine with a novel mechanism of action for the treatment of schizophrenia. In the fourth quarter of 2018, the FDA accepted for review the Company’s NDA and assigned a Prescription Drug User Fee Act, or PDUFA, goal date of September 27, 2019, which has been extended to December 27, 2019. The NDA submission is supported by data from 20 clinical trials and more than 1,900 subjects exposed to lumateperone. Lumateperone received Fast Track designation from the FDA in November 2017 for the treatment of schizophrenia.
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
Investment Securities
Investment securities consisted of the following (in thousands):

	September 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(Unaudited)
U.S. Government Agency Securities	$55,402	$70	$(13)	$55,459
Certificates of Deposit	3,000	—	—	3,000
Commercial Paper	33,705	16	(6)	33,715
Corporate Notes/Bonds	60,965	135	(3)	61,097

	$153,072	$221	$(22)	$153,271

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$124,691	$24	$(289)	$124,426
FDIC Certificates of Deposit (1)	245	—	—	245
Certificates of Deposit	1,000	—	—	1,000
Commercial Paper	41,317	—	(45)	41,272
Corporate Notes/Bonds	125,998	7	(365)	125,640

	$293,251	$31	$(699)	$292,583

(1)	“FDIC Certificates of Deposit” consist of deposits that are less than $250,000.

The Company has classified all of its investment securities
available-for-sale,
including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of September 30, 2019 and December 31, 2018, the Company held $10.0 million and $64.6 million, respectively, of available-for-sale
investment securities with contractual maturity dates more than one year and less than two years.
The Company monitors its investment portfolio for impairment quarterly or more frequently if circumstances warrant. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, the Company records an impairment charge within earnings attributable to the estimated loss. In determining whether a decline in the value of an investment is other-than-temporary, the Company evaluates currently available factors that may include, among others: (1) general market conditions; (2) the duration and extent to which fair value has been less than the carrying value; (3) the investment issuer’s financial condition and business outlook; and (4) the Company’s assessment as to whether it is more likely than not that the Company will be required to sell a security prior to recovery of its amortized cost basis. As of September 30, 2019, the aggregate related fair value of investments with unrealized losses was $36 million and the aggregate amount of unrealized losses was approximately $22,000. Of the $36 million, $10 million has been held in a continuous unrealized loss position for less than 12 months and $26 million has been held in a continuous loss position for 12 months or longer. The total continuous unrealized loss for investments held for 12 months or longer is approximately $16,000 as of September 30, 2019. As of December 31, 2018, the Company had approximately $92.1 million of investments with a continuous unrealized loss for 12 months or longer of approximately $345,000.

The Company attributes the unrealized gains and losses on the available-for-sale
securities as of September 30, 2019 and December 31, 2018 to the changes in related market interest rates. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk. As such, the Company does not consider these securities to be other-than-temporarily impaired.
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
The Company has no assets or liabilities that were measured using quoted prices for significant unobservable inputs (Level 3 assets and liabilities) as of September 30, 2019 and December 31, 2018. The carrying value of cash held in money market funds of approximately $55.4 million as of September 30, 2019 and $39.6 million as of December 31, 2018 is included in cash and cash equivalents and approximates market value based on quoted market prices (Level 1 inputs). The carrying value of cash held in certificates of deposit of approximately $39.0 million and $7.5 million as of September 30, 2019 and December 31, 2018, respectively, is included in cash and cash equivalents and approximates market value based due to their short term maturities.

The fair value measurements of the Company’s
c
ash eq
u
ivalents and
available-for-sale
investment securities are identified in the following tables (in thousands)
:

		Fair Value Measurements at Reporting Date Using
	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$55,355	$55,355	$—	$—
U.S. Government Agency Securities	55,459	—	55,459	—
Certificates of Deposit	42,000	—	42,000	—
Commercial Paper	33,715	—	33,715	—
Corporate Notes/Bonds	61,097	—	61,097	—
	$247,626	$55,355	$192,271	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$39,591	$39,591	$—	$—
U.S. Government Agency Securities	124,426	—	124,426	—
FDIC Certificates of Deposit	245	—	245	—
Certificates of Deposit	8,500	—	8,500	—
Commercial Paper	41,272	—	41,272	—
Corporate Notes/Bonds	125,640	—	125,640	—

	$339,674	$39,591	$300,083	$—

Financial Instruments
The Company considers the recorded costs of its financial assets and liabilities, which consist of certain cash equivalents, prepaid expenses, accounts payable right of use asset, net, accrued liabilities and lease liabilities, to approximate their fair value because of their relatively short maturities at September 30, 2019 and December 31, 2018. Management believes that the risks associated with its financial instruments are minimal as the counterparties are various corporations, financial institutions and government agencies of high credit standing.
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
The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of September 30, 2019 and December 31, 2018, as the Company has a history of collecting on all its accounts including from government agencies and collaborations funding its research. As of September 30, 2019 and December 31, 2018, the Company did not have accounts receivable.

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
As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by subject progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account various clinical information provided by vendors and discussion with applicable personnel and external service providers as to the progress toward or state of completion of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations, clinical sites and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the three and nine months ended September 30, 2019 and 2018, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.
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

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (“TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Code”). The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. In addition, the TCJA repealed the alternative minimum tax (“AMT”) and provides for a refund of taxes paid between 2018 and 2021. With the passing of the TCJA, the Company will receive refunds in future periods for AMT paid in prior years. The Company therefore recognized a benefit of approximately $1.1 million for these taxes for the year ended December 31, 2017. We received approximately $529,000 in the third quarter of 2019. As of September 30, 2019
,
 approximately $264,600 is classified as current within prepaid expenses and other current assets and approximately $264,600 is classified as long term within deferred tax assets, net. As of December 31, 2018, approximately $529,000 was classified as current within prepaid expenses and other current assets and approximately $529,000 was classified as long term within deferred tax assets, net.
The Company’s effective tax rate for the nine months ended September 30, 2019 and 2018 was approximately 0% for both periods, respectively. The Company’s annual effective tax rate of approximately 0% is substantially lower than the U.S. statutory rate of 21% due to valuation allowances recorded on current year losses where the Company is not at more-likely than not to recognize a future tax benefit.
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
For all awards granted with time based vesting conditions, expense is amortized using the straight-line attribution method. Share-based compensation expense recognized in the statements of operations for the three and nine months ended September 30, 2019 and 2018 is based on share-based awards ultimately expected to vest.
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
A restricted stock unit (“RSU”) is a stock-based award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the fair market value of the Company’s common stock on the date of grant. The Company has granted RSUs that vest in three equal annual installments provided that the grantee
remains
in the service of
 the Company on the applicable vesting date.
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
Since the Company had net operating loss carryforwards as of September 30, 2019 and 2018, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations.
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
The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive as applied to the loss from operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	283,129	872,246	305,810	871,844
RSUs	459,946	387,953	512,749	372,744
TSR RSUs	79,182	75,143	89,139	75,143
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
The Company adopted this standard using the “modified retrospective method,” which did not result in an impact to its financial statements as the Company has not had product sales to date. Upon commercializing a product or executing any revenue generating contracts, the Company will provide additional disclosures in the notes to the consolidated financial statements related to the relevant aspects of any revenue generating contracts that the Company has entered
or into which the Company expects to enter.
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
,
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
In August 2018, the SEC issued a final rule Release No.
 33-10532,
“Disclosure Update and Simplification,” to amend certain disclosure requirements now seen as redundant, duplicative, overlapping, outdated or superseded in the wake of recent accounting pronouncements. The amended rules became effective November 5, 2018. We analyzed the release in preparation of our Form
10-Q
during the first interim period in 2019, which resulted in the additional disclosure of changes to stockholders’ equity during interim periods, as presented within the condensed consolidated statements of stockholders’ equity. We note that many of the amended requirements under this Release are not applicable to the Company, as we do not make dividend payments to stockholders, currently report our activities under a single business segment, and already provided all other significant disclosure requirements.
In June 2016, the FASB issued ASU No.
 2016-13,
“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU
2016-13”).
This guidance applies to all entities and impacts how entities account for credit losses for most financial assets and other instruments. For available-for-sale
debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. For trade receivables, loans and held-to-maturity
debt securities, entities will be required to estimate lifetime expected credit losses. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018 and interim periods therein. The Company elected not to early adopt the standard, and therefore, will adopt the standard on January 1, 2020. The Company is considering the implications of adopting the new standard, including the applicable financial statement disclosures required by the new guidance. The Company is assessing any potential impacts on its internal controls, business processes, and accounting policies related to both the implementation of, and ongoing compliance with, the new guidance.
3. Property and Equipment
Property and equipment consist of the following:

	September 30, 2019	December 31, 2018
Computer equipment	$60,377	$44,427
Furniture and fixtures	423,097	341,582
Scientific equipment	3,849,747	3,658,209
Leasehold improvements	1,208,543	149,470

	5,541,764	4,193,688
Less accumulated depreciation	(3,366,771)	(3,033,922)

	$2,174,993	$1,159,766

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $335,461 and $273,206, respectively.
4. Right Of Use Assets and Lease Liabilities
In 2014, the Company entered into a long-term lease with a related party which, as amended, provided for a lease of 16,753 square feet of useable laboratory and office space located at 430 East 29th Street, New York, New York 10016. A member of the Company’s board of directors is the Executive Chairman of the parent company to the landlord under this lease. Concurrent with this lease, the Company entered into a license agreement to occupy certain vivarium related space in the same facility for the same term and rent escalation provisions as the lease. This license has the primary characteristics of a lease and is characterized as a lease in accordance with ASU
2016-02
for accounting purposes. In September 2018, the Company

1
3

further amended the lease to obtain an additional
15,534 square feet of office space beginning October 1, 2018 and to extend the term of the lease for previously acquired space. The lease, as amended, has a term of 14.3 years ending in May 2029. The Company expects that its facility related costs will increase significantly as a result of leasing this additional space. In February 2019, the Company entered into a long-term lease for 3,164 square feet of office space in Towson, Maryland beginning March 1, 2019. The lease has a term of 3.2 years ending in April 2022 and includes limited rent abatement and escalation provisions. The Company has no other significant leases. In addition, no identified leases require allocations between lease and non-lease
components.
In adopting ASU
2016-02
as of January 1, 2019, the Company elected the package of practical expedients, which permit the Company not to reassess under the new standard the historical lease classification. The Company has not elected the hindsight practical expedient. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company also elected the lessee component election, allowing the Company to account for the lease and non-lease
components as a single lease component. In determining whether a contract contains a lease, asset and service agreements are assessed at onset and upon modification for criteria of specifically identified assets, control and economic benefit. The Company recognized those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. The Company uses the rate implicit in the contract whenever possible when determining the applicable discount rate. As the majority of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. On the lease commencement dates, the Company estimated the lease liabilities and the right of use assets at present value using its applicable incremental borrowing rates of its two long term leases of 7.21% for the Company’s Maryland lease of 3.2 years and 9.1% for the Company’s New York leases of 14.3 years. On January 1, 2019, upon adoption of ASU
2016-02,
the Company recorded right of use assets of approximately $20.2 million, lease liabilities of $23.4 million and eliminated deferred rent of $3.2 million.
Right of use assets and lease liabilities for operating leases were $18.5 million and $22.6 million as of September 30, 2019, respectively.

Maturity analysis under the lease agreements are as follows:

Three months ending December 31, 2019	$(56,130)
Year end ing December 31, 2020	3,346,376
Year end ing December 31, 2021	3,448,323
Year end ing December 31, 2022	3,491,166
Year end ing December 31, 2023	3,566,466
Thereafter	21,302,235

Total	35,098,436
Less: Present value discount	(12,541,905)

Total Lease liability	$22,556,531

Less: current portion	(2,286,885)

Long-term lease liabilities	$20,269,646

In the three months ending December 31, 2019 the Company expects to receive approximately $
880,000
of reimbursements for previously paid leasehold improvements.
When
collected,
this reimbursement will
incre
ase
 the liability under our lease liability accounting.

Lease expense for the three and nine months ended September 30, 2019 was approximately $818,000 and $2.5 million, respectively, as compared to approximately $361,000 and $1.1 million
for the three-and nine-month period ended September 30, 2018
,

respectively.
5. Share-Based Compensation
On June 18, 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the granting of stock-based awards, such as stock options, restricted common stock, RSUs and stock appreciation rights to employees, directors and consultants as determined by the Board of Directors. The 2018 Plan replaced the Company’s Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”). The Company will grant no further stock options or other awards under the 2013 Plan. Any options or other awards outstanding under the 2013 Plan remain outstanding in accordance with their terms and the terms of the 2013 Plan. As of December 31, 2018, the total number of shares reserved under all equity plans was 10,287,390 and the Company had 4,807,323 shares available for future issuance under the 2018 Plan. Stock options granted under the 2018 Plan may be either incentive stock options (“ISOs”) as defined by the Code, or non-qualified
stock options. The Board of Directors determines who will receive options, the vesting periods (which are generally one to three years) and the exercise prices of such options. Options have a maximum term of 10 years. The exercise price of ISOs granted under the 2018 Plan must be at least equal to the fair market value of the common stock on the date of grant
.

Total stock-based compensation expense related to all of the Company’s share-based awards, including stock options and RSUs to employees, directors and consultants, recognized during the three and nine months ended September 30, 2019 and 2018, was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$2,023,700	$1,819,375	$6,785,280	$5,614,641
General and administrative	2,783,068	2,554,313	8,064,129	7,356,855

Total share-based compensation expense	$4,806,768	$4,373,688	$14,849,409	$12,971,496

The following table describes the weighted-average assumptions used for calculating the value of options granted during the nine months ended September 30, 2019 and 2018:

	2019	2018
Dividend yield	0%	0%
Expected volatility	83.7%-85.7%	85.2%-85.8%
Weighted-average risk-free interest rate	2.32%	2.4%
Expected term (in years)	6.0	6.0
Information regarding the stock options activity, including with respect to grants to employees, directors and consultants as of September 30, 2019, and changes during the nine-month period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2018	4,748,391	$18.75	7.0 years
Options granted	1,821,258	$12.84	9.4 years
Options exercised	(85,650)	$5.17	3.7 years
Options canceled or expired	(153,085)	$19.55	7.7 years

Outstanding at September 30, 2019	6,330,914	$16.85	7.2 years

Vested or expected to vest at September 30, 2019	6,330,914	$16.85

Exercisable at September 30, 2019	3,403,319	$19.66	5.6 years

The fair value of the time based RSUs and the Milestone RSUs is based on the closing price of the Company’s common stock on the date of grant. The fair value of the TSR RSUs was determined using the Monte Carlo simulation method.
Information regarding the time based RSU activity and changes during the nine-month period ended September 30, 2019 are summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2018	647,411	$18.16
Time based RSUs granted in 2019	950,449	$12.79
Time based RSUs vested in 2019	(253,695)	$21.80
Time based RSUs cancelled in 2019	(48,934)	$14.31

Outstanding at September 30, 2019	1,295,231	$13.65

Information related to the Company’s Milestone RSUs and TSR RSUs during the nine-month period ended September 30, 2019 are summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2018	278,592	$15.64
Milestone RSUs and TSR RSUs granted in 2019	—	$—
Milestone RSUs and TSR RSUs cancelled in 2019	(14,194)	$15.64

Outstanding at September 30, 2019	264,398	$15.64

The weighted average estimated fair value per share of the TSR RSUs granted in 2017 was $17.08, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 1.6%, and expected volatility of 95.4%. The TSR RSUs granted in 2017 will entitle the grantee to receive a number of shares of the Company’s common stock determined over a three-year performance period ending and vesting on December 31, 2019, provided the grantee remains in the service of the Company on the settlement date. The Company expenses the cost of these awards ratably over the requisite service period. The number of shares for which the TSR RSUs will be settled will be a percentage of shares for which the award is targeted and will depend on the Company’s total shareholder return (as defined below), expressed as a percentile ranking of the Company’s total shareholder return as compared to the Company’s peer group (as defined below). The number of shares for which the TSR RSUs will be settled vary depending on the level of achievement of the goal. Total shareholder return is determined by dividing the average share value of the Company’s common stock over the 30 trading days preceding January 1, 2020 by the average share value of the Company’s common stock over the 30 trading days beginning on January 1, 2017, with a deemed reinvestment of any dividends declared during the performance period. The Company’s peer group include
d
223 companies at December 31, 2018 which comprise the Nasdaq Biotechnology Index, which was selected by the Compensation Committee of the Company’s Board of Directors and includes a range of biotechnology companies operating in several business segments.
The Company recognized
non-cash
stock-based compensation expense related to time based RSU’s for the three and nine months ended September 30, 2019 of approximately $1.7 million and $5.6 million, respectively, as compared to $1.2 million and $3.5 million for the three and nine months ended September 30, 2018, respectively. Total expense for all RSUs, including the time based and performance based RSUs, is $1.9 million and $6.1 million for the three and nine months ended September 30, 2019, respectively, as compared to $1.6 million and $4.6 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, there was $12.5 million of unrecognized compensation costs related to unvested time based RSUs. As of September 30, 2019, there was $1.8 million and $0.2 million of unrecognized compensation costs related to unvested Milestone RSUs and TSR RSUs, respectively.
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
is our lead product candidate with mechanisms of action that, we believe, may represent an effective treatment across multiple therapeutic indications. In our preclinical and clinical trials to date, lumateperone combines potent serotonin
5-HT2A
receptor antagonism, dopamine receptor phosphoprotein modulation, or DPPM, glutamatergic modulation, and serotonin reuptake inhibition into a single drug candidate for the treatment of acute and residual schizophrenia and for the treatment of bipolar disorder, including bipolar depression. At dopamine D2 receptors, lumateperone has been demonstrated to have dual properties and to act as both a pre-synaptic
partial agonist and a post-synaptic antagonist. Lumateperone has also been demonstrated to have affinity for dopamine D1 receptors and indirectly stimulate phosphorylation of glutamatergic NMDA GluN2B receptors in a mesolimbic specific manner. We believe that this regional selectivity in brain areas thought to mediate the efficacy of antipsychotic drugs, together with serotonergic, glutamatergic, and dopaminergic interactions, may result in efficacy for a broad array of symptoms associated with schizophrenia and bipolar disorder with improved psychosocial function. The serotonin reuptake inhibition potentially allows for antidepressant activity in the treatment of schizoaffective disorder, other disorders with co-morbid
depression, and/or as a stand-alone treatment for major depressive disorder, or MDD. We believe lumateperone may also be useful for the treatment of other psychiatric and neurodegenerative disorders, particularly behavioral disturbances associated with dementia, autism, and other CNS diseases. In the fourth quarter of 2018, the FDA accepted for review our new drug application, or NDA, for lumateperone for the treatment of schizophrenia, and assigned a Prescription Drug User Fee Act, or PDUFA, goal date of September 27, 2019, which has been extended to December 27, 2019 to provide time for the FDA to review information related to toxicology findings in previous animal studies. Subject to successfully concluding the ongoing review process with the FDA and receiving timely FDA approval of the NDA, we expect to commence our commercial launch in the first quarter of 2020
.

Lumateperone is also in Phase
3
clinical development as a novel treatment for bipolar depression.
Our lumateperone bipolar depression Phase 3 clinical program consists of two monotherapy studies and one adjunctive study. On July 8, 2019 we announced top-line results from our first monotherapy study, Study 401, conducted in the U.S., and our second monotherapy study, Study 404, conducted globally, evaluating lumateperone as monotherapy in the treatment of major depressive episodes associated with Bipolar I or Bipolar II disorder. In Study 404, lumateperone 42 mg met the primary endpoint for improvement in depression as measured by change from baseline versus placebo on the MADRS total score (p<0.001; effect size = 0.56). Study 401 tested two doses of lumateperone, 42 mg and 28 mg along with placebo. In this trial, neither dose of lumateperone met the primary endpoint of statistical separation from placebo as measured by change from baseline on the MADRS total score. There was a high placebo response in this trial. Consistent with previous studies in schizophrenia, lumateperone was well-tolerated in both bipolar depression studies, with a favorable safety profile. The rates of discontinuation due to treatment emergent adverse events for both doses of lumateperone were low. We are currently evaluating our strategy with regards to submitting our NDA to the FDA for regulatory approval for bipolar depression. Our global study evaluating adjunctive lumateperone in bipolar depression (Study 402) is ongoing and we anticipate reporting topline results from this study in mid-2020.
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
We have a second major program called
ITI-002
that has yielded a portfolio of compounds that selectively
inhibit the enzyme phosphodiesterase type 1, or PDE1. PDE1 enzymes are highly active in multiple disease states and our PDE1 inhibitors are designed to reestablish normal function in these disease states. Abnormal PDE1 activity is associated with cellular proliferation and activation of inflammatory cells. Our PDE1 inhibitors ameliorate both of these effects in animal models. We intend to pursue the development of our phosphodiesterase, or PDE, program, for the treatment of several CNS and non-CNS conditions with a focus on diseases where excessive PDE1 activity has been demonstrated and increased inflammation is an important contributor to disease pathogenesis. Our potential disease targets include heart failure, immune system regulation, neurodegenerative diseases, and other non-CNS disorders.

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
2018
, we announced that the Phase
1/2
clinical trial of
ITI-214
has been completed and topline results demonstrated
ITI-214
was generally well-tolerated with a favorable safety profile and clinical signs consistent with improvements in motor symptoms and dyskinesias. In addition, in the first quarter of
2018
, the investigational new drug application, or IND, went into effect for
ITI-214
for the treatment of heart failure.
C
linical conduct of the first clinical study in this program, a randomized, double-blind, placebo-controlled study of escalating single doses of
ITI-214
to
evaluate safety and hemodynamic effects in patients with systolic heart failure, is ongoing and we anticipate reporting topline results from this study in the first half of 2020.
Our pipeline also includes preclinical programs that are focused on advancing drugs for the treatment of schizophrenia, Parkinson’s disease, AD and other neuropsychiatric and neurodegenerative disorders. We are also investigating the development of treatments for disease modification of neurodegenerative disorders and non-CNS
diseases, including our
ITI-333
development program.
ITI-333
is designed as a potential treatment for substance use disorders, pain and psychiatric comorbidities including depression and anxiety. There is a pressing need to develop new drugs to treat opioid addiction and safe, effective, non-addictive
treatments to manage pain. We believe the potential exists for
ITI-333
to address these challenges. Preclinical safety studies with
ITI-333
are currently ongoing and we expect to initiate a clinical program the first half
of
 2020.
Results of Operations
The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.

Revenues
We have not generated any revenue from product sales to date and we do not expect to generate revenues from product sales until at least in
the first quarter of 2020, if ever. We had no revenues for the three and nine months ended September 30, 2019 and 2018, respectively. We have received and may continue to receive grants from U.S. government agencies and foundations.
We do not expect any revenues that we may generate in the next several years to be significant enough to fund our operations.
Expenses
The process of researching and developing drugs for human use is lengthy, unpredictable and subject to many risks. We are unable with certainty to estimate either the costs or the timelines in which those costs will be incurred. The clinical development of lumateperone for the treatment of schizophrenia and for the treatment of bipolar depression consumes and, together with our anticipated clinical development programs of lumateperone for depressive disorders and of
ITI-214,
will continue to consume a large portion of our current, as well as projected, resources. Preparations for the commercial launch of products and the expansion of infrastructure required to support ongoing commercialization will also co
ntinue to
consume a significant portion of our resources. We intend to pursue other disease indications that lumateperone may address, but there are significant costs associated with pursuing FDA approval for those indications, which would include the cost of additional clinical trials.
Our
ITI-002
program has a compound,
ITI-214,
in Phase 1/2 development. We intend to pursue the development of our phosphodiesterase, or PDE, program, for the treatment of several CNS and non-CNS
conditions with a focus on diseases where excessive PDE1 activity has been demonstrated and increased inflammation is an important contributor to disease pathogenesis. Our development program for
ITI-214
for Parkinson’s disease is ongoing. In addition, in the first quarter of 2018, the IND went into effect for
ITI-214
for the treatment of heart failure. Clinical conduct of the first clinical study in this program, a randomized, double-blind, placebo-controlled study of escalating single doses of
ITI-214
to evaluate safety and hemodynamic effects in patients with systolic heart failure, is ongoing. Our other projects are still in the preclinical stages, and will require extensive funding not only to complete preclinical testing, but to commence and complete clinical trials. Expenditures that we incur on these projects will be subject to availability of funding in addition to the funding required for the advancement of lumateperone. Any failure or delay in the advancement of lumateperone could require us to re-allocate
resources from our other projects to the advancement of lumateperone, which could have a material adverse impact on the advancement of these other projects and on our results of operations. Our operating expenses are comprised of (i) research and development expenses and (ii) general and administrative expenses. Our research and development costs are comprised of:
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

We expect that research and development expenses will increase moderately as we complete our ongoing Phase
3
clinical trial of lumateperone for the treatment of bipolar disorder as an adjunctive therapy with lithium or valproate and proceed with our program for the treatment of depressive disorders and as we proceed with increased manufacturing of drug product for clinical trials and pre-commercialization
testing. We also expect that our general and administrative costs will increase significantly from prior periods primarily due to costs to perform pre-product
commercialization activities and the increased costs associated with building infrastructure to support the anticipated commercial sales of lumateperone
,
if approved, which
we expect will
 include hiring additional personnel and the cost of additional facility space. On September
28
,
2018
, we signed a lease with a related party to acquire
15,534
square feet of additional office space in our current headquarters facility. We granted options to purchase
1,175,187
shares of our common stock in
2018
and have granted options to purchase an additional
1,821,258
shares of our common stock in the nine months ended September
30
,
2019
. We also granted time based restricted stock units, or RSUs, for
544,542
of our common stock in
2018
and time based RSUs for
950,449
shares of our common stock in the nine months ended September
30
,
2019
. We will recognize expense associated with these RSUs and options over the next three years in both research and development expenses and general and administrative expenses. In the first quarter of
2017
, we also granted performance based RSUs, which vest

based on the achievement of certain milestones that include (i) the submission of an NDA with the FDA, (ii) the approval of the NDA by the FDA, or the Milestone RSUs, and (iii) the achievement of certain comparative shareholder returns against our peers, or the TSR RSUs. The Milestone RSUs were valued at the closing price on
t
he grant date,
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
The following table sets forth our revenues, operating expenses, interest income and income tax expense for the three- and nine-month periods ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenues	$—	$—	$—	$—
Expenses
Research and development	21,340	35,419	70,059	98,561
General and administrative	15,036	7,972	42,184	21,082

Total costs and expenses	36,376	43,391	112,243	119,643

Loss from operations	(36,376)	(43,391)	(112,243)	(119,643)
Interest income	1,514	1,868	5,106	5,266
Income tax expense	—	—	(2)	(2)

Net loss	$(34,862)	$(41,523)	$(107,139)	$(114,379)

Comparison of Three- and Nine-Month Periods Ended September 30, 2019 and September 30, 2018
Revenues
Revenues for the three and nine months ended September 30, 2019 and 2018 were zero.
Research and Development Expenses
The following tables set forth our research and development expenses for the three- and nine-month periods ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
External costs	14,372	29,690	48,302	82,813
Internal costs	6,968	5,729	21,757	15,748

Total research and development expenses	$21,340	$35,419	$70,059	$98,561

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Lumateperone costs	1 0 , 515	22,653	32 , 282	60,819
Manufacturing costs	3,061	4,905	14,920	17,543
Stock based compensation	2,024	1,819	6,785	5,615
Other projects and overhead	5 , 740	6,042	16 , 072	14,584

Total research and development expenses	$21,340	$35,419	$70,059	$98,561

Research and development expenses decreased to $21.3 million for the three-month period ended September 30, 2019 as compared to $35.4 million for the three month period ended September 30, 2018, representing a decrease of approximately 40% as we have completed clinical trials of lumateperone during the period. This decrease is due primarily to a decrease of approximately $10.7 million of costs associated with lumateperone clinical trial costs, a decrease of approximately $1.4 million of costs for lumateperone non-clinical
efforts, a decrease of approximately $1.8 million of manufacturing costs and a decrease of approximately $300,000 of non-lumateperone
projects and overhead expenses and is offset by an increase of approximately $200,000 of costs in stock compensation expense.
Research and development expenses decreased to $70.1 million for the nine-month period ended September 30, 2019 as compared to $98.6 million for the nine month period ended September 30, 2018, representing a decrease of approximately 29% as we have completed clinical trials of lumateperone during the period. This decrease is due primarily to a decrease of approximately $29.1 million associated with lumateperone clinical costs, a decrease of approximately $2.6 million in manufacturing expense, and is partially offset by an increase of approximately $1.5 million of non-lumateperone
projects and overhead expenses, and an increase of approximately $565,000 of costs for lumateperone non-clinical
efforts and an increase of approximately $1.2 million in stock compensation expense.
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

General and Administrative Expenses
General and administrative expenses increased by $7.1 million for the three-month period ended September 30, 2019 as compared to the three-month period ended September 30, 2018, representing an increase of approximately 89%. The increase is primarily the result of an increase in pre-commercialization
costs of approximately $3.8 million, an increase in labor costs of approximately $1.9 million, an increase in stock compensation expense of approximately $229,000, an increase in professional fees of approximately $236,000 and an increase in lease and rent expense of approximately $350,000. Salaries, bonuses and related benefit costs for our executive, finance and administrative functions for the three months ended September 30, 2019 and 2018 constituted approximately 44% and 55%, respectively, of our total general and administrative costs. We had 35 general and administrative employees at September 30, 2019 as compared to 17 general and administrative employees at September 30, 2018.
General and administrative expenses increased by $21.1 million for the nine-month period ended September 30, 2019 as compared to the nine-month period ended September 30, 2018, representing an increase of approximately 100.1%. The increase is primarily the result of an increase in pre-commercialization
costs of approximately $12.7 million, an increase in labor costs of approximately $4.9 million, an increase in stock compensation expense of approximately $707,000, an increase in professional fees of approximately $560,000 and an increase in lease and rent expense of approximately $1.1 million due primarily to leasing additional office space at our corporate headquarters in New York, NY. Salaries, bonuses and related benefit costs for our executive, finance and administrative functions for the nine months ended September 30, 2019 and 2018 constituted approximately 42% and 58%, respectively, of our total general and administrative costs.
We expect general and administrative costs to increase significantly as we hire additional employees and expand our operations, in particular, the addition of a sales force and related commercial and other infrastructure as we prepare for potential commercial activities.
Liquidity and Capital Resources
Through September 30, 2019, we provided funds for our operations by obtaining a total of approximately $880.7 million of cash primarily through public and private offerings of our common stock and other securities, grants from government agencies and foundations and payments received under a terminated license and collaboration agreement. We do not believe that grant revenue will be a significant source of funding in the near future.
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
As of September 30, 2019, we had a total of approximately $255.4 million in cash and cash equivalents and available-for-sale
investment securities, and approximately $33.4 million of short-term liabilities consisting entirely of liabilities from operations, including approximately $2.3 million of short-term lease obligations. In the nine months ended September 30, 2019, we spent approximately $99.4 million in cash for operations and equipment, not including $5.1 million of interest income. We reduced working capital by approximately $93.1 million for the nine months ended September 30, 2019. The use of cash was primarily for conducting clinical trials and non-clinical
testing, including manufacturing related activities, precommercial activities, and funding recurring operating expenses.
For the remainder of the year 2019, subject to clinical trial conduct, regulatory activities, precommercial spending, including marketing costs, manufacturing, and other development activities, we expect to spend up to $45 million. We expect these expenditures to be due primarily to the pre-commercialization
activities and infrastructure expansion in connection with the potential commercialization of lumateperone for the treatment of schizophrenia; the development of lumateperone in our late stage clinical programs; the development of our other product candidates, including
ITI-214
and
ITI-333;
the continuation of manufacturing activities in connection with the development of lumateperone; and general operations. We expect that our existing cash and cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements into the mid-fourth
quarter of 2020.
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
research and preclinical development of our other product candidates; and the continuation of manufacturing activities in connection with the development of lumateperone. We anticipate requiring additional funds for further development of lumateperone in patients with dementia, including AD, for further development of lumateperone in patients with bipolar disorder, depressive disorders and other indications, and for development of our other product candidates. We have incurred losses in every year since inception with the exception of 2011, when we received an up-front
fee and a milestone payment related to a licensing agreement. These losses have resulted in significant cash used in operations. For the nine months ended September 30, 2019, we used net cash in operating activities and purchases of equipment of approximately $99.4 million. This total does not include an offset for $5.1 million of interest income received. While we have several research and development programs underway, the lumateperone program has advanced the furthest and will continue to consume increasing amounts of cash for conducting clinical trials, non-clinical
testing and manufacturing of product material. As we continue to conduct the activities necessary to pursue FDA approval of lumateperone and our other product candidates, we expect that our expenditures will increase. If we receive FDA approval of lumateperone for the treatment of schizophrenia by the end of 2019 or shortly thereafter, we expect the level of expenditures and cash requirements to increase significantly as we intend to hire a national sales force, complete the required infrastructure activities and engage third parties to support our efforts to market and sell our product.
We intend to pursue the development of our PDE1 program, including
ITI-214
for the treatment of several CNS and
non-CNS
conditions. We anticipate a moderate increase in our operating expenses related to our PDE development programs. Following the positive safety and tolerability results in our Phase 1 program, we initiated our development program for
ITI-214
for Parkinson’s disease and commenced patient enrollment in the third quarter of 2017 in a Phase 1/2 clinical trial of
ITI-214
in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor
exploratory endpoints. In the fourth quarter of 2018, we announced that the Phase 1/2 clinical trial of
ITI-214
has been completed and topline results demonstrated
ITI-214
was generally well-tolerated with a favorable safety profile and clinical signs consistent with improvements in motor symptoms and dyskinesias. In addition, in the first quarter of 2018, the IND went into effect for
ITI-214
for the treatment of heart failure. Clinical conduct of the first clinical study in this program, a randomized, double-blind, placebo-controlled study of escalating single doses of
ITI-214
to evaluate safety and hemodynamic effects in patients with systolic heart failure, is ongoing. We expect these expenses to increase in the next several years.
We seek to balance the level of cash, cash equivalents and investments on hand with our projected needs and to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms. Until we can generate significant revenues from operations, we will need to satisfy our future cash needs through public or private sales of our equity securities, sales of debt securities, incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of our product candidates and technology and, to a lesser extent, grant funding. On August 30, 2019, we filed a universal shelf registration statement on Form
S-3,
which was declared effective by the SEC on September 12, 2019, on which we registered for sale up to $350 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which includes up to $75 million of common stock that we may issue and sell from time to time, through SVB Leerink LLC acting as our sales agent, pursuant to the sale agreement that we entered into with SVB Leerink LLC on August 29, 2019 for our
“at-the-market”
equity program. As of November 4, 2019, we have not sold any shares under our sales agreement with SVB Leerink LLC.
We cannot be sure that future funding will be available to us when we need it on terms that are acceptable to us, or at all. We sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs. The amount of funding we raise through sales of our common stock or other securities depends on many factors, including, but not limited to, the status and progress of our product development programs, projected cash needs, availability of funding from other sources, our stock price and the status of the capital markets. Due to the volatile nature of the financial markets, equity and debt financing may be difficult to obtain. In addition, any unfavorable development or delay in the progress of our lumateperone program, including potential FDA approval, could have a material adverse impact on our ability to raise additional capital.
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
If adequate funds are not available to us on a timely basis, we may be required to: (1) delay, limit, reduce or terminate pre-clinical
studies, clinical trials or other clinical development activities for one or more of our product candidates, including our lead product candidate lumateperone,
ITI-214,
and our other product candidates; (2) delay, limit, reduce or terminate our discovery research or pre-clinical
development activities; (3) delay or reduce the planned sales and marketing efforts of lumateperone, if approved; or (4) enter into licenses or other arrangements with third parties on terms that may be unfavorable to us or sell, license or relinquish rights to develop or commercialize our product candidates, technologies or intellectual property at an earlier stage of development and on less favorable terms than we would otherwise agree.

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
There have been no material changes to our critical accounting policies during the nine months ended September 30, 2019.
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
Recently Issued Accounting Pronouncements
We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. For the recently issued accounting standards that we believe may have an impact on our financial statements, see “Recently Issued Accounting Standards” in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form
10-Q,
and “Recently Issued Accounting Standards” in Note 2 to our audited consolidated financial statements and “Recently Issued Accounting Pronouncements” in our Annual Report on Form
 10-K
for the year ended December 31, 2018 filed on February 27, 2019.
Certain Factors That May Affect Future Results of Operations
The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form
 10-Q
contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: the accuracy of our estimates regarding expenses, future revenues, uses of cash, cash equivalents and investment securities, capital requirements and the need for additional financing; the initiation, cost, timing, progress and results of our development activities, non-clinical
studies and clinical trials; the timing of and our ability to obtain and maintain regulatory approval, or submit an application for regulatory approval, of our existing product candidates,

any product candidates that we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates;
whether, during the FDA’s review of our applications for regulatory approval of our product candidates, we will be able to provide in a timely manner all information requested by the FDA and whether the FDA will determine information we submit in the course of such review is satisfactory;
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

Interest Rate Sensitivity.
As of September 30, 2019, we had cash, cash equivalents and marketable securities of approximately $255.4 million consisting of cash deposited in a highly rated financial institution in the United States, in a short-term U.S. Treasury money market fund, and in high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates, although the recent change in interest rates has resulted in our unrealized gain (loss) on investments as of September 30, 2019 of approximately $199,000 and December 31, 2018 of approximately $(668,000), respectively. Since we have the ability to hold these investments to maturity, no recognition of impairment is required. Declines in interest rates, however, would reduce future investment income.
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
(b)
 Changes in Internal Controls
. Beginning January 1, 2019, we implemented ASU
2016-02,
“Leases (Topic 842).” Although the adoption of the new accounting standard did not materially impact our consolidated statements of operations and had no impact on our consolidated cash flows for the nine months ended September 30, 2019, we did implement new internal control procedures in the first quarter of 2019 to support the new accounting and reporting processes associated with adopting the guidance. These procedures included performing a comprehensive lease scoping analysis to identify, disaggregate and evaluate each of our leases. There were no other changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Unregistered Sales of Equity Securities
Not applicable.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended September 30, 2019.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.
Item 4.	MINE SAFETY DISCLOSURES

Not applicable.
Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1	Sales Agreement, dated as of August 29, 2019, by and between the Registrant and SVB Leerink LLC	X	Form S-3 (Exhibit 1.2)	8/30/2019	333-233537

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101
The following materials from the Registrant’s Quarterly Report on Form
10-Q
for the quarter ended September 30, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018 (audited), (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2019 and 2018, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2019 and 2018, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).
X

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: November 5, 2019	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Date: November 5, 2019	By:	/s/ Lawrence J. Hineline
Lawrence J. Hineline
Senior Vice President of Finance and Chief Financial Officer