Form 10-K
period 2019-12-31
Intra-Cellular Therapies, Inc.
filed 2020-03-02
CIK 1567514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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
Registrant’s telephone number, including area code (646)
440-9333
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value Per Share	ITCI	The Nasdaq Global Select Market

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
common stock held by
non-affiliates
of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $613.7 million.
As of February 28, 2020, the registrant had 66,133,183 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The following documents (or parts thereof) are incorporated by reference into the following parts of this Form
 10-K:
Certain information required in Part III of this Annual Report on Form
10-K
is incorporated by reference from the Registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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

Overview
We are a biopharmaceutical company focused on the discovery, clinical development and commercialization of innovative, small molecule drugs that address underserved medical needs primarily in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system, or CNS. In December 2019, we announced that CAPLYTA
TM
(lumateperone) has been approved by the U.S. Food and Drug Administration, or FDA, for the treatment of schizophrenia in adults (42mg/day). We expect to initiate the commercial launch of CAPLYTA late in the first quarter of 2020. In support of our commercialization efforts, we expect to deploy a national sales force consisting of approximately 240 sales representatives. At the time of launch CAPLYTA will be priced in line with other currently marketed branded antipsychotics indicated for the treatment of schizophrenia. As used in this report, “CAPLYTA” refers to lumateperone approved by the FDA for the treatment of schizophrenia in adults, and “lumateperone” refers to, where applicable, CAPLYTA as well as lumateperone for the treatment of indications beyond schizophrenia.
Lumateperone for the Treatment of Depressive Episodes Associated with Bipolar Disorder (Bipolar Depression)
Lumateperone is also in Phase 3 clinical development as a novel treatment for bipolar depression. Our lumateperone bipolar depression Phase 3 clinical program currently consists of three monotherapy studies and one adjunctive study. In the first quarter of 2020 we initiated our third monotherapy Phase 3 study, Study 403, evaluating lumateperone as monotherapy in the treatment of major depressive episodes associated with Bipolar I or Bipolar II disorder. We anticipate reporting topline results from Study 403 in the second half of 2021. On July 8, 2019, we announced topline results from our first monotherapy study, Study 401, conducted in the U.S., and our second monotherapy study, Study 404, conducted globally, evaluating lumateperone as monotherapy in the treatment of major depressive episodes associated with Bipolar I or Bipolar II disorder. In Study 404, lumateperone 42 mg met the primary endpoint for improvement in depression as measured by change from baseline versus placebo on the Montgomery-Åsberg Depression Rating Scale, or MADRS, total score (p<0.0001; effect size = 0.56). Study 401 tested two doses of lumateperone, 42 mg and 28mg along with placebo. In this trial, neither dose of lumateperone met the primary endpoint of statistical separation from placebo as measured by change from baseline on the MADRS total score. There was a high placebo response in this trial. Lumateperone was generally well-tolerated in both bipolar depression studies. The rates of discontinuation due to treatment emergent adverse events for both doses of lumateperone were low. Our global study evaluating adjunctive lumateperone in bipolar depression (Study 402) is ongoing and we anticipate reporting topline results from this study in mid-2020.
Subject to the results of Study 402 and our interactions with the FDA regarding our bipolar depression program, in late 2020 we expect to submit a supplemental new drug application, or sNDA, to the FDA for potential regulatory approval of lumateperone for the treatment of bipolar depression.
Lumateperone for the Treatment of Agitation in Patients with Dementia, Including Alzheimer’s Disease
In the second quarter of 2016, we initiated Phase 3 development of lumateperone for the treatment of agitation in patients with dementia, including Alzheimer’s disease, or AD. Our
ITI-007-201
trial was a Phase 3 multi-center, randomized, double-blind, placebo-controlled clinical trial in patients with a clinical diagnosis of probable AD and clinically significant symptoms of agitation. In the fourth quarter of 2018, an independent data monitoring committee, or DMC, completed a
pre-specified
interim analysis of the
ITI-007-201
trial, and concluded that the trial was not likely to meet its primary endpoint upon completion and therefore recommended the study should be stopped for futility. As a result, we determined to discontinue the
ITI-007-201
trial. Lumateperone was generally well tolerated in the
ITI-007-201
trial and the decision to discontinue the study was not related to safety. We are analyzing the data set from this trial and will determine the next steps in our program following completion of this analysis.
Other Indications for Lumateperone
We are also pursuing clinical development of lumateperone for the treatment of additional CNS diseases and disorders. We believe lumateperone may have utility for treating agitation, aggression and sleep disturbances in diseases that include dementia, AD, Huntington’s disease and autism spectrum disorders. At a dose of 42 mg, lumateperone has been shown effective in treating the symptoms associated with schizophrenia, and we believe this higher dose range may merit further investigation for the treatment of depressive disorders and other neuropsychiatric diseases.
Within the lumateperone portfolio, we are also developing a long-acting injectable formulation to provide more treatment options to patients suffering from mental illness. We have completed the preclinical development of a long-acting injectable formulation and plan to initiate a Phase 1 clinical trial in 2020. Given the encouraging tolerability data to date with oral lumateperone, we believe that a long-acting injectable option, in particular, may lend itself to being an important formulation choice for patients.
We may investigate the use of lumateperone, either on our own or with a partner, as a treatment for agitation, aggression and sleep disturbances in additional diseases that include autism spectrum disorders, depressive disorder, intermittent explosive disorder, non-motor
symptoms and motor complications associated with Parkinson’s disease, and post-traumatic stress disorder. We hold exclusive, worldwide commercialization rights to lumateperone and a family of compounds from Bristol-Myers Squibb Company pursuant to an exclusive license.
Other Product Candidates
We have a second major program called
ITI-002
that has yielded a portfolio of compounds that selectively inhibit the enzyme phosphodiesterase type 1, or PDE1. PDE1 enzymes are highly active in multiple disease states and our PDE1 inhibitors are designed to reestablish normal function in these disease states. Abnormal PDE1 activity is associated with cellular proliferation and activation of inflammatory cells. Our PDE1 inhibitors ameliorate both of these effects in animal models. We intend to pursue the development of our phosphodiesterase, or PDE, program, for the treatment of several CNS and non-CNS
conditions with a focus on diseases where excessive PDE1 activity has been demonstrated and increased inflammation is an important contributor to disease pathogenesis. Our potential disease targets include heart failure, immune system regulation, neurodegenerative diseases, and other non-CNS
disorders.
ITI-214
is our lead compound in this program. We believe
ITI-214
is the first compound in its class to successfully advance into Phase 1 clinical trials. Following the favorable safety and tolerability results in our Phase 1 program, we initiated our development program for
ITI-214
for Parkinson’s disease and commenced a Phase 1/2 clinical trial of
ITI-214
in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor
exploratory endpoints. In the fourth quarter of 2018, we announced that the Phase 1/2 clinical trial of
ITI-214
has been completed and topline results demonstrated
ITI-214
 was generally well-tolerated with a favorable safety profile and clinical signs consistent with improvements in motor symptoms and dyskinesias. In addition, in the first quarter of 2018, the investigational new drug application, or IND, went into effect for
ITI-214
for the treatment of heart failure. Clinical conduct of the first clinical study in this program, a randomized, double-blind, placebo-controlled Phase 1/2 study of escalating single doses of
ITI-214
to evaluate safety and hemodynamic effects in patients with systolic heart failure, is ongoing and we anticipate reporting topline results from this study in the first half of 2020.

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
ITI-333
are currently ongoing and we expect to initiate a clinical program in 2020.
We have assembled a management team with significant industry experience to lead the discovery, development and potential commercialization of our product candidates. We complement our management team with a group of scientific and clinical advisors that includes recognized experts in the fields of schizophrenia and other CNS disorders.
We were originally incorporated in the State of Delaware in August 2012 under the name “Oneida Resources Corp.” Prior to a reverse merger that occurred on August 29, 2013, or the Merger, Oneida Resources Corp. was a “shell” company registered under the Securities Exchange Act of 1934, or the Exchange Act, with no specific business plan or purpose until it began operating the business of ITI, Inc., or ITI, through the Merger transaction on August 29, 2013. ITI was incorporated in Delaware in May 2001 to focus primarily on the development of novel drugs for the treatment of neuropsychiatric and neurologic diseases and other disorders of the CNS. Effective upon the Merger, a wholly-owned subsidiary of the Company merged with and into ITI, and ITI continues as the operating subsidiary of the Company and ITI’s business continues as the business of the Company. As used herein, the words the “Company,” “we,” “us,” and “our” refer to Intra-Cellular Therapies, Inc. and its wholly owned subsidiaries, ITI, Inc. and ITI Limited.
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
Our Strategy
Our goal is to discover, develop and commercialize novel small molecule therapeutics for the treatment of CNS diseases and other diseases in order to improve the lives of people suffering from such illnesses. Using our key understanding of intracellular signaling, we seek to accomplish our goal, using our in-house
expert drug discovery and clinical development teams, in two ways:
•	we seek to have the capability to develop
first-in-class
medications with novel mechanisms that have the potential to treat CNS diseases and other diseases for which there are no previously marketed drugs; and

•	we seek to develop drugs that either can differentiate themselves in competitive markets by addressing aspects of CNS diseases and other diseases which are not adequately treated by currently marketed drugs or can be effective with fewer side effects.

The key elements of our strategy are to:
•	initiate the commercialization of CAPLYTA, which was approved in December 2019 by the FDA for the treatment of schizophrenia in adults, in the United States;

•	complete the development of lumateperone for additional neuropsychiatric indications, such as bipolar disorder, behavioral disturbances in dementia, including AD, residual symptoms in schizophrenia and major depressive disorder, or MDD;

•	expand the commercial potential of lumateperone by investigating its usefulness in additional neurological areas, such as autism spectrum disorder, and in additional neuropsychiatric indications, such as sleep disorders associated with neuropsychiatric and neurological disorders;

•	continue to develop PDE inhibitor compounds, such as ITI-214, for the treatment of CNS and other disorders; and

•	advance earlier stage product candidates in our pipeline, such as ITI-333, for substance use disorders, pain and psychiatric comorbidities including depression and anxiety.

Our Drug Discovery Platform and Capabilities
Based on the pioneering efforts of our late
co-founder
and Nobel laureate, Dr. Paul Greengard, we have developed a detailed understanding of intracellular signaling pathways and intracellular targets. We have used that knowledge to develop several state of the art technology platforms, including one called CNSProfile
TM
. This technology monitors the phosphoprotein changes elicited by major psychotropic drug classes and subclasses, and generates a unique molecular signature for drug compounds. By monitoring how the levels of these phosphoproteins change in vivo
, we identify intracellular signaling pathways through which several major drug classes operate. Along with what we believe to be state of the art drug discovery efforts, we have used, and may continue to use, this information as a tool to validate our selection of preclinical candidate molecules.
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
According to the Schizophrenia and Related Disorders Alliance of America. and the National Institute of Mental Health, about 1% of the population or 2.4 million Americans suffer from schizophrenia in any given year. The U.S. market value of antipsychotic drugs exceeded $10 billion in 2019. These drugs have been increasingly used by physicians to address a range of disorders in addition to schizophrenia, including bipolar disorder and a variety of psychoses and related conditions in elderly patients. Antipsychotic treatments can have significant side effects like extrapyramidal symptoms, weight gain, dyslipidemia and other metabolic abnormalities. A landmark study funded by the National Institute of Mental Health, the Clinical Antipsychotic Trials of Intervention Effectiveness, also referred to as CATIE, which was published in The New England Journal of Medicine in September 2005, found that 74% of patients taking typical or atypical antipsychotics discontinued treatment within 18 months because of side effects or lack of efficacy.

Bipolar Disorder
Bipolar disorder, sometimes referred to as manic-depressive illness, is characterized by extreme shifts in mood. Individuals with bipolar disorder may experience intense feelings of over-excitement, irritability, impulsivity with grandiose beliefs and racing thoughts, referred to as a manic episode. Symptoms of depression may include feeling tired, hopeless and sad, with difficulty concentrating and thoughts of suicide. Some people experience both types of symptoms in the same “mixed” episode. Severe symptoms of bipolar disorder can be associated with hallucinations or delusions, otherwise referred to as psychosis.
Bipolar disorder affects approximately 6 million adults in the United States in any given year, or about 2.8 percent of the adult U.S. population. Decision Resources Group estimated global sales for therapeutics used to treat bipolar disorder to be approximately $6 billion in 2019.
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
followed 4,360 patients with bipolar disorder long term and showed that about half of patients who were treated for bipolar disorder, still experienced lingering and recurrent symptoms, indicating a clear need for improved treatments.
Behavioral Disturbances in Dementia, Including Alzheimer’s Disease
The World Health Organization estimates that approximately 50 million people worldwide have dementia, and this number is expected to increase to 152 million by 2050. The Alzheimer’s Association estimates 5.8 million Americans are living with Alzheimer’s dementia in 2019. While the diagnostic criteria for AD and other dementias mostly focus on the related cognitive deficits, it is often the behavioral and psychiatric symptoms that are most troublesome for caregivers and lead to poor quality of life for patients. Several behavioral symptoms are quite prevalent in patients with dementia, including patients with AD. In view of the potential multiple effects of lumateperone on aggression, agitation, sleep disorders and depression, and its safety profile to date, we believe that lumateperone may provide a novel therapy for treating the behavioral disturbances accompanying dementia, including AD.
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
which is metabolized to dopamine, and dopamine agonists, which are molecules that mimic the action of dopamine. According to Decision Resources Group, global sales of therapeutics such as
L-DOPA,
and dopamine agonists used to treat the disease were approximately $3 billion in 2019.
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
Treatment of
non-motor
symptoms associated with Parkinson’s disease poses a challenge to physicians. Current dopamine replacement drugs used to treat the motor symptoms of Parkinson’s disease do not help, and sometimes worsen, the non-motor
symptoms. We believe there is a large unmet medical need for the treatment of non-motor
symptoms associated with Parkinson’s disease.
Major Depressive Disorder
Major depressive disorder, or MDD, is a brain disorder that can be associated with symptoms of sadness, hopelessness, helplessness, feelings of guilt, irritability, loss of interest in formerly pleasurable activities, cognitive impairment, disturbed sleep patterns, and suicide ideation or behavior. Different people may experience different symptoms, but everyone with major depression experiences symptoms that are severe enough to interfere with everyday functioning, such as the ability to concentrate at work or school, social interactions, eating and sleeping. Sometimes the depressive episode can be so severe it is accompanied by psychosis (hallucinations and delusions). According to the National Institute of Mental Health, approximately 7% of adults experience MDD each year. According to Decision Resources Group, global sales of therapeutics to treat the depression is approximately $6.5 billion in 2019. The antidepressant market is primarily composed of selective serotonin reuptake inhibitors such as escitalopram and selective norepinephrine reuptake inhibitors, or SNRIs, such as duloxetine. Antipsychotics such as quetiapine, aripriprazole and Rexulti
®
are also used as adjunctive treatments with antidepressant treatment. The National Institute of Mental Health-funded Sequenced Treatment Alternatives to Relieve Depression, or STAR*D, study showed that only one-third
of treated patients experience complete remission of depressive symptoms. Nearly two-thirds
of patients with depression do not fully recover on an anti-depressant medication.
Heart Failure
Heart failure is a chronic, progressive condition in which the heart muscle is unable to pump enough blood to meet the body’s needs for blood and oxygen. In some types of heart failure, the left ventricle loses its ability to contract normally. The heart is unable to pump with enough force to push enough blood into circulation (heart failure with reduced ejection fraction). Eventually the heart and body cannot compensate, and the person experiences fatigue, breathing problems or other symptoms.
Approximately 6.5 million adults in the United States have heart failure. One in eight deaths in 2017 included heart failure as contributing cause. About half of people who develop heart failure die within 5 years of diagnosis. Heart failure costs the nation an estimated $30.7 billion each year. This total includes the cost of health care services, medications to treat heart failure, and missed days of work. Current treatments prolong life and improve the heart’s function, but there is no cure. There is a pressing need for improved treatments to improve and reverse these changes in cardiac function.
Our Product
In December 2019, we announced that CAPLYTA has been approved by the FDA for the treatment of schizophrenia in adults (42mg/day). We expect to initiate the commercial launch of CAPLYTA late in the first quarter of 2020. In support of our commercialization efforts, we expect to employ a national sales force consisting of approximately 240 sales representatives. At the time of launch CAPLYTA will be priced in line with other currently marketed branded antipsychotics indicated for the treatment of schizophrenia.
The efficacy of CAPLYTA 42 mg was demonstrated in two placebo-controlled trials, showing a statistically significant separation from placebo on the primary endpoint, the Positive and Negative Syndrome Scale, or PANSS, total score. The most common adverse reactions (>5% and twice the rate of placebo) for the recommended dose of CAPLYTA vs. placebo were somnolence/sedation (24% vs.10%) and dry mouth (6% vs. 2%). In pooled data from short term studies, mean changes from baseline in weight gain, fasting glucose, triglycerides and total cholesterol were similar between CAPLYTA and placebo. The incidence of extrapyramidal symptoms was 6.7% for CAPLYTA and 6.3% for placebo. The label for CAPLYTA contains a “boxed” warning that elderly patients with dementia-related psychosis treated with antipsychotic drugs are at an increased risk of death and that CAPLYTA is not approved for the treatment of patients with dementia-related psychosis.
Our Clinical Programs
Our pipeline includes two product candidates in clinical development and product candidates in preclinical testing. We believe that our product candidates offer innovative therapeutic approaches and may provide significant advantages relative to current therapies. The following table summarizes our product candidates and programs:
OUR THERAPEUTIC PIPELINE

Lumateperone Development Program
The efficacy of lumateperone could be mediated through a combination of antagonist activity at central serotonin
5-HT2A
receptors and postsynaptic antagonist activity at central dopamine D2 receptors. In terms of pharmacodynamics, lumateperone has high binding affinity for serotonin
5-HT2A
receptors and moderate binding affinity for dopamine D2 receptors, serotonin transporters, dopamine D1 receptors, dopamine D4 receptors and adrenergic alpha 1A and alpha 1B receptors. It has low binding affinity for muscarinic and histaminergic receptors. As a result, we believe lumateperone may represent a potential treatment across multiple therapeutic indications including the treatment of bipolar disorder, including bipolar depression, other disorders with co-morbid
depression, and/or as a stand-alone treatment for MDD. We believe lumateperone may also be useful for the treatment of other psychiatric and neurodegenerative disorders, particularly behavioral disturbances associated with dementia, autism, and other CNS diseases.
Lumateperone for the treatment of depressive episodes associated with bipolar disorder (bipolar depression)
The pharmacological profile of lumateperone offers the potential to treat bipolar mania, depression, and mixed symptoms at doses similar to those targeted for the treatment of schizophrenia. We believe that lumateperone may be effective alone or in combination with mood stabilizers. Given that many patients with bipolar disorder also experience disturbed sleep and cognitive impairment similar to that observed in schizophrenia, we believe that lumateperone may have the potential treat a wide array of symptoms in patients with bipolar disorder, including improvement of cognition and sleep.
Our lumateperone bipolar depression program currently consists of four Phase 3 multi-center, randomized, double-blind, placebo-controlled clinical trials. In the
ITI-007-401
(Study 401) and the
ITI-007-404
(Study 404) trials, lumateperone was evaluated as a monotherapy and in the
ITI-007-402
trial (Study 402), lumateperone is being evaluated as an adjunctive therapy with lithium or valproate. In the first quarter of 2020, we initiated a Phase 3 study, Study 403, evaluating lumateperone as monotherapy in the treatment of major depressive episodes associated with Bipolar I or Bipolar II disorder. We anticipate reporting topline results from Study 403 in the second half of 2021. All four trials evaluate lumateperone in patients with a clinical diagnosis of Bipolar I or Bipolar II disorder and who are experiencing a current major depressive episode. In Study 401 and Study 402, patients are randomized to receive one of three treatments: 60 mg
ITI-007,
40 mg
ITI-007,
or placebo in a 1:1:1 ratio orally once daily for 6 weeks. In Study 404, patients were randomized to receive 60 mg
ITI-007
or placebo in a 1:1 ratio orally once daily for 6 weeks. In Study 403, patients are randomized to receive 60 mg
ITI-007
or placebo in a 1:1 ratio orally once daily for 6 weeks. The primary endpoint for these clinical trials is change from baseline at Day 42 on the Montgomery-Åsberg Depression Rating Scale (MADRS) total score versus placebo. The MADRS is a well-validated
10-item
checklist that measures the ability of a drug to reduce overall severity of depressive symptoms. Individual items are rated by an expert clinician on a scale of 0 to 6 in which a score of 6 represents the most depressed evaluation for each item assessed. The total score ranges from 0 to 60. Secondary endpoints include measures of social function and quality of life that may illustrate the differentiated clinical profile of lumateperone. Safety and tolerability are also assessed in these clinical trials.
In July, 2019, we announced topline results from our first monotherapy study, Study 401, conducted in the U.S., and our second monotherapy study, Study 404, conducted globally, evaluating lumateperone as monotherapy in the treatment of major depressive episodes associated with Bipolar I or Bipolar II disorder. In Study 404, lumateperone 42 mg met the primary endpoint for improvement in depression as measured by change from baseline versus placebo on the MADRS total score (p<0.0001; effect size = 0.56). Study 401 tested two doses of lumateperone, 42 mg and 28mg along with placebo. In this trial, neither dose of lumateperone met the primary endpoint of statistical separation from placebo as measured by change from baseline on the MADRS total score. There was a high placebo response in this trial. Lumateperone was generally well-tolerated in both bipolar depression studies, with a favorable safety profile. The rates of discontinuation due to treatment emergent adverse events for both doses of lumateperone were low. Our global study evaluating adjunctive lumateperone in bipolar depression (Study 402) is ongoing and we anticipate reporting topline results from this study in mid-2020.
Subject to the results of Study 402 and our interactions with the FDA regarding our bipolar depression program, in late 2020 we expect to submit a sNDA to the FDA for regulatory approval for the treatment of bipolar depression.

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
data from
ITI-007-200,
a Phase 1/2 clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of low doses of lumateperone in healthy geriatric subjects and in patients with dementia, including AD. The results indicated that healthy geriatric subjects treated with lumateperone for approximately one week experienced an improvement in verbal learning and memory relative to placebo-treated subjects. Dementia patients treated with lumateperone showed enhanced recognition memory, making fewer false positive errors (i.e., responding ‘yes’ to non-target
words) than patients treated with placebo. Other secondary endpoints in the
ITI-007-200
clinical trial included the assessment of agitation. However, none of the study participants experienced agitation at baseline or during the study, and therefore no signals on this behavioral endpoint could be assessed. The completion of this study marked an important milestone in our strategy to develop low doses of lumateperone for the treatment of behavioral disturbances associated with dementia and related disorders. The
ITI-007-200
trial results indicate that lumateperone has a positive safety profile and is well-tolerated across a range of low doses, has linear- and dose-related pharmacokinetics and may improve cognition in the elderly. The most frequent adverse event was mild sedation at the higher doses. We believe these results further position lumateperone as a development candidate for the treatment of behavioral disturbances in patients with dementia and other neuropsychiatric and neurological conditions.
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
Lumateperone for the treatment of major depressive disorder and other mood disorders
As a potent
5-HT2A
receptor antagonist and serotonin reuptake inhibitor, we believe that lumateperone could improve symptoms of depression with fewer side effects than selective serotonin reuptake inhibitors, or SSRIs. Dopamine modulation by lumateperone may reduce irritability and aggression that can accompany many mood disorders. Lumateperone, as a standalone agent, indirectly enhances glutamatergic neurotransmission through both AMPA and NMDA channels in the prefrontal cortex via lumateperone’s dopamine D1 receptor activation. Lumateperone also activates key proteins in the mTOR pathway similar to ketamine which has shown rapid antidepressant effects, yet lumateperone has not been associated with ketamine-like safety concerns. As such, lumateperone may represent a potential treatment for mood disorders including MDD, post-traumatic stress disorder and intermittent explosive disorder. We have commenced our program of lumateperone in MDD. Recent preclinical data support the potential for rapid-acting antidepressant effects with lumateperone. In order to explore the effect of different modes of drug administration and the potential for rapid-onset antidepressant activity, our program includes the assessment of novel formulations of lumateperone. Pharmacokinetic studies evaluating these novel formulations are currently ongoing. We anticipate initiating a Phase 2 clinical trial in MDD in 2020.
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
non-CNS
disorders.
ITI-214
is our lead compound in this program.
ITI-214
has been evaluated in four Phase 1 studies. A single rising dose study was conducted in the U.S. in healthy male and female, Japanese and non-Japanese
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
We intend to pursue the development of our PDE program, including
ITI-214,
for the treatment of several CNS and
non-CNS
conditions, including cardiovascular disease. Following the favorable safety and tolerability results in our Phase 1 program, we initiated our development program for
ITI-214
for Parkinson’s disease and commenced patient enrollment in the third quarter of 2017 in a Phase 1/2 clinical trial of
ITI-214
in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor
exploratory endpoints. In the fourth quarter of 2018, we announced that the Phase 1/2 clinical trial of
ITI-214
has been completed and topline results demonstrated
ITI-214
was generally well-tolerated with a favorable safety profile and clinical signs consistent with improvements in motor symptoms and dyskinesias. In addition, in the first quarter of 2018, the investigational new drug application, or IND, went into effect for
ITI-214
for the treatment of heart failure. Clinical conduct of the first clinical study in this program, a randomized, double-blind, placebo-controlled Phase 1/2 study of escalating single doses of ITI-214 to evaluate safety and hemodynamic effects in patients with systolic heart failure, is ongoing and we anticipate reporting topline results from this study in the first half of 2020.
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
ITI-333
also acts as a
5-HT2A
antagonist with interactions at D1 receptors. If successfully translated to humans, this unique pharmacological profile may yield clinical utility for the treatment of substance use disorders and pain. Preclinical safety studies with
ITI-333
are currently ongoing and we expect to initiate a clinical program in 2020.
Intellectual Property
Our Patent Portfolio
As of February 1, 2020, we owned or controlled approximately 105 patent families filed in the United States and other major markets worldwide, including approximately 83 issued or allowed U.S. patents, 27 pending U.S. patent applications, 216 issued or allowed foreign patents and 184 pending foreign patent applications, directed to novel compounds, formulations, methods of treatment, synthetic methods, and platform technologies.
Our program on novel compounds for neuropsychiatric and neurodegenerative diseases includes patents exclusively in-licensed
from Bristol-Myers Squibb on families of compounds, including lumateperone. Lumateperone tosylate is now
FDA-approved
as CAPLYTA
TM
for the treatment of schizophrenia. We have extensively characterized this compound and related compounds and filed additional patent applications on salt forms, polymorphs, pharmaceutical formulations, new indications, improved methods of manufacture, metabolites, derivatives, and structurally related novel compounds. As of February 1, 2020, our lumateperone program consisted of approximately 30 patent families that we own or control, filed in the United States and other major markets, including 31 issued or allowed U.S. patents, 13 pending U.S. patent applications, 126 issued or allowed foreign patents and 65 pending foreign patent applications. Nine patents are currently Orange Book listed in the United States, which provides the further benefit of five years of new chemical entity data exclusivity with the FDA. Patent protection for lumateperone includes:

Summary Description of Patent or Patent Application	United States or Foreign Jurisdiction	Expiration Date
Base ITI-007 Patent (lumateperone tosylate)	Granted: US (RE39,680*; 7,183,282*), JP, EP (AT, BE, CH, DE, ES, FR, GB, IE, IT, LU, MC)	June 15, 2020 (does not include expected 6-month extension in US for pediatric studies)

ITI-007 Product Patent (approved drug product—lumateperone tosylate—in any pharmaceutical form)	Granted: US (10,464,938*), Pending in AU, EP (allowed), IN JP, KR, and MX	March 12, 2028 (US: does not include expected 6-month extension in US for pediatric studies)

ITI-007 Crystal Form Patent (approved drug product—lumateperone tosylate—in solid crystalline form)
Granted:
US (8,648,077*; 9,199,995*; 9,586,960*), EP (AT, BE, BG, CH, CZ, DE, DK, EE, ES, FI, FR, GB, GR, HR, HU, IE, IT, LT, LU, LV, NL, NO, PL, PT, RO, SE, SI, SK, TR), AU, CA, CN, KR, HK, JP and MX;
December 1, 2029 (US; does not include expected 6-month extension for pediatric studies; additional patent term extension possible through 2033**); March 12, 2029 (ex-US)

Pending in IL, IN

Summary Description of Patent or Patent Application	United States or Foreign Jurisdiction	Expiration Date
ITI-007 Dosage and Method of Treatment Patents (including schizophrenia, bipolar depression, sleep disorder indications)	Granted: US (8,598,119*; 9,616,061*), AU, CN, JP, MX Pending: US (continuation), CA, (divisional), EP, IN, KR, MX (divisional)	December 28, 2029 (US; does not include expected 6-month extension for pediatric studies; additional patent term extension possible through 2033**); May 27, 2029 (ex-US)

ITI-007 Residual Symptoms Patent (treatment of negative/residual symptoms of schizophrenia)	Granted: US (9,956,227*), AU, JP, RU Pending: US (continuation), AU (divisional), JP (divisional), EP, IN, KR, MX, CA, BR IL, CN	December 3, 2034 (US and ex-US; does not include expected US 6-month extension for pediatric studies;)

Patents for Additional Dosage Forms	Pending: US provisional, US national and/or PCT	2037-2039

Patents for Additional Indications (including post-traumatic stress disorder, impulse control disorder, symptoms associated with dementia, acute depression, and acute anxiety)	Granted or pending in US, EP, JP, and other countries	2033-2034

*	Orange-Book listed U.S. patents

**	We have filed patent term extension applications on three U.S. patents. The U.S. Patent and Trademark Office, or USPTO, has not completed its review of these applications. In the United States, we are permitted to extend the term of one U.S. patent for lumateperone or the use thereof. Accordingly, on completion of the USPTO’s review of our patent term extension applications, we must select one of the three patents to which any patent term extension granted will attach. Patent terms may be subject to change not only due to potential patent term extensions but also to any terminal disclaimer that reduces patent term, as well as other factors. Because the U.S. patent laws and related judicial interpretations change, modifications or new interpretations of the laws may impact our patent terms.

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
Under the agreement, we made an upfront payment of $1.0 million to BMS, a milestone payment of $1.25 million in December 2013, and a milestone payment of $1.5 million in December 2014 following the initiation of our first Phase 3 clinical trial for lumateperone for patients with schizophrenia. Upon FDA acceptance of an NDA filing for lumateperone, we were obligated to pay BMS a $2.0 million milestone payment. The FDA accepted our NDA filing for lumateperone for the treatment of schizophrenia in the third quarter of 2018 and, as a result, we accrued the $2.0 million milestone, which was paid in the first quarter of 2019. The FDA approved our NDA filing on December 23, 2019 and as a result, we accrued $5.0 million related to that milestone in the fourth quarter of 2019 which was paid in the first quarter of 2020. Remaining potential milestone payments under the agreement with respect to lumateperone total $5.0 million if approvals to market the product are received in certain countries outside the U.S. Under the agreement, we may be obliged to make other milestone payments to BMS, for licensed products other than lumateperone, of up to an aggregate of approximately $14.75 million. We are also obliged to make tiered single digit percentage royalty payments ranging between 5 – 9% on sales of licensed products. We are obliged to pay to BMS a percentage of non-royalty
payments made in consideration of any sublicense.
The agreement extends, and royalties are payable, on a
country-by-country
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
Manufacturing
We do not own or operate manufacturing facilities for the production of CAPLYTA or any of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredient, or API, and finished product for commercial sales of CAPLYTA and for our preclinical research and clinical trials, including the Phase 3 trials for lumateperone for the treatment of bipolar depression. We believe that we would be able to contract with other third-party contract manufacturers to obtain API if our existing sources of API were no longer available, but there is no assurance that API would be available from other third-party manufacturers on acceptable terms, on the timeframe that our business would require, or at all.
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
Commercial Operations
We expect to initiate the commercial launch of CAPLYTA in the United States late in the first quarter of 2020. In support of our commercialization efforts, we expect to deploy a national sales force consisting of approximately 240 sales representatives. We have substantially completed the hiring of our U.S. sales force. In the future, we may choose to commercialize CAPLYTA or any other products, in markets outside of the United States, if approved for sale in such markets, by establishing one or more strategic alliances.
Customers
We are currently approved to sell CAPLYTA for the treatment of schizophrenia in adults in the U.S. market. At the time of launch, CAPLYTA will be priced in line with other currently marketed branded antipsychotics indicated for the treatment of schizophrenia. We plan to distribute CAPLYTA principally through three third party wholesale drug distributors. We do not expect to have a disproportionate concentration with any one of these distributors and we expect our sales volume to be relatively evenly distributed across these distributors.
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
Even if we are successful in commercializing CAPLYTA and developing and obtaining approval of our product candidates, we would compete with a variety of established drugs in the areas of our targeted CNS therapeutic indications. CAPLYTA for the treatment of schizophrenia and lumateperone for the treatment of bipolar disorder, if approved, would compete with, among other branded products including, Latuda
®
, marketed by Sunovion, Rexulti
®
, marketed by Otsuka Pharmaceutical, VRAYLAR
®
, marketed by Allergan, Saphris
®
, marketed by Allergan, and Fanapt
®
, marketed by Vanda Pharmaceuticals. In addition, CAPLYTA and our product candidates, if approved, will compete with, among other generic antipsychotic products, aripiprazole, haloperidol, paliperidone, risperidone, quetiapine/XR, olanzapine and clozapine.
In addition, the companies described above and other competitors may have a variety of drugs in development or be awaiting FDA approval that could reach the market and become established before our approved product is established in the market or before we are able to sell our product candidates, if approved. Our competitors may also develop alternative therapies that could further limit the market for any drugs that we may develop. Many of our competitors are using technologies or methods different or similar to ours to identify and validate drug targets and to discover novel small molecule drugs. Many of our competitors and their collaborators have significantly greater experience than we do in the following:
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
Pricing and Reimbursement
In the United States and internationally, sales of any approved products, and our ability to generate revenues on such sales, are dependent, in significant part, on the availability of adequate coverage and reimbursement from third-party payors, such as state and federal governments, managed care providers and private insurance plans. Private insurers, such as health maintenance organizations and managed care providers, have implemented cost-cutting and reimbursement initiatives and likely will continue to do so in the future. These include establishing formularies that govern the drugs and biologics that will be offered and the out-of-pocket
obligations of member patients for such products. We may need to conduct pharmacoeconomic studies to demonstrate the cost-effectiveness of our products for formulary coverage and reimbursement. Even with such studies, our products may be considered less safe, less effective or less cost-effective than existing products, and third-party payors may not provide coverage and reimbursement for our product candidates, in whole or in part.
In addition, particularly in the United States and increasingly in other countries, we are required to provide discounts and pay rebates to state and federal governments and agencies in connection with purchases of our products that are reimbursed by such entities. It is possible that future legislation in the United States and other jurisdictions could be enacted to potentially impact reimbursement rates for the products we are developing and may develop in the future and could further impact the levels of discounts and rebates paid to federal and state government entities. Any legislation that impacts these areas could impact, in a significant way, our ability to generate revenues from sales of any approved product that we bring to market.
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
Employees
As of February 28, 2020, we employed 330 employees all of whom were full-time. We consider our relations with our employees to be good. To successfully commercialize CAPLYTA and develop our drug candidates, we must be able to attract and retain highly skilled personnel. We anticipate hiring a number of additional employees for sales and marketing, research and development, clinical and regulatory affairs, and general and administrative activities over the next few years. In addition, we intend to use clinical research organizations and third parties to perform our clinical studies and manufacturing.

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
Risks Related to Our Business
In order to execute our business plan and achieve profitability, we need to effectively commercialize CAPLYTA, which received FDA approval in December 2019 for the treatment of schizophrenia in adults.
CAPLYTA is our only drug that has been approved for sale and it has been approved only for the treatment of schizophrenia in adults in the United States. We are focusing a significant portion of our activities and resources on CAPLYTA, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize CAPLYTA for the treatment of schizophrenia in adults in the United States.
Successful commercialization of CAPLYTA is subject to many risks. We have never, as an organization, launched or commercialized any product, and there is no guarantee that we will be able to successfully commercialize CAPLYTA for its approved indication. There are numerous examples of failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. We are in the process of building our commercial organization and hiring our U.S. sales force and will need to refine and further develop our commercial organization in order to successfully commercialize CAPLYTA. We expect that the initial commercial success of CAPLYTA for the treatment of schizophrenia will depend on many factors, including the following:
•	the efficacy, cost, approved use, and side-effect profile of CAPLYTA regimens relative to competitive treatment regimens for the treatment of schizophrenia;
•	the timing of the initiation of our commercial launch of CAPLYTA;
•	the effectiveness of our commercial strategy for the launch and marketing of CAPLYTA, including our pricing strategy and the effectiveness of our efforts to obtain adequate third-party reimbursements;
•	maintaining and successfully monitoring commercial manufacturing arrangements for CAPLYTA with third-party manufacturers to ensure they meet our standards and those of regulatory authorities, including the FDA, which extensively regulate and monitor pharmaceutical manufacturing facilities;
•	our ability to meet the demand for commercial supplies of CAPLYTA;
•	the acceptance of CAPLYTA by patients, the medical community and third-party payors; and
•	the effect of recent or potential health care legislation in the United States.

While we believe that CAPLYTA for the treatment of schizophrenia will have a commercially competitive profile, we cannot accurately predict the amount of revenue that will be generated from the sale of CAPLYTA. If we do not effectively commercialize CAPLYTA, we will not be able to execute our business plan and may not be able to achieve profitability. If our revenues, market share and/or other indicators of market acceptance of CAPLYTA do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.
If we do not obtain regulatory approval of lumateperone for other indications in the United States, or for any indication in foreign jurisdictions, we will not be able to market lumateperone for other indications or in other jurisdictions, which will limit our commercial revenues.
While CAPLYTA has been approved by the FDA for the treatment of schizophrenia in adults, lumateperone has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market lumateperone for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of CAPLYTA by the FDA for the treatment of schizophrenia does not ensure that foreign jurisdictions will also approve CAPLYTA for that indication, nor does it ensure that lumateperone will be approved by the FDA for any other indication. Lumateperone is in Phase 3 clinical development as a novel treatment for bipolar depression and for the treatment of agitation in patients with dementia, including Alzheimer’s disease. There is no guarantee that any ongoing or future studies of lumateperone in other indications will be successful, or that the FDA or any regulatory authority in foreign jurisdictions will approve lumateperone for any of those indications. The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and we have not yet identified all of the requirements that we will need to satisfy to submit lumateperone for approval for other indications or in other jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support our NDA submission in schizophrenia. In addition, strategic considerations need to be taken into account when determining whether and when to submit lumateperone for approval in other jurisdictions. If we do not receive marketing approval for lumateperone for any other indication or from any regulatory agency outside of the United States, we will never be able to commercialize lumateperone for any other indication in the United States or for any indication in any other jurisdiction. Even if we do receive additional regulatory approvals, we may not be successful in commercializing those opportunities.
If the results or timing of regulatory filings, the regulatory process, regulatory developments, clinical trials or preclinical studies, or other activities, actions or decisions related to lumateperone do not meet our or others’ expectations, the market price of our common stock could decline significantly.
If the sales and marketing capabilities we are establishing or our third-party relationships for the commercialization of lumateperone are not effective, lumateperone may not be successfully commercialized.
We have no experience as a company in marketing drugs or with respect to pricing and obtaining adequate third-party reimbursement for drugs. We are in the process of building our commercial organization and capabilities in the United States in order to prepare to market CAPLYTA for the treatment of schizophrenia. We will need to successfully complete the expansion of our capabilities and/or enter into arrangements with third parties to sell and market CAPLYTA for the treatment of schizophrenia and, if approved, our other product candidates. If our sales and marketing capabilities or our third-party relationships for the commercialization of our products are not effective, our business could be materially harmed.

We have never generated revenue from product sales and there is no guarantee that our revenue from the sale of CAPLYTA following our planned commercial launch will be substantial.
Our ability to generate revenue from product sales and achieve profitability depends on our ability to successfully commercialize CAPLYTA for the treatment of schizophrenia in adults in the United States and to complete the development of and obtain regulatory approvals necessary to commercialize lumateperone in other indications and our other product candidates. We have a limited operating history on which to evaluate our business and prospects. To date, we have not generated any product revenues from lumateperone or our other product candidates. We cannot guarantee that lumateperone will be successfully commercialized or that any of our product candidates currently in development will ever become marketable products.
We must demonstrate that our product candidates satisfy rigorous standards of safety and efficacy for their intended uses before the FDA and other regulatory authorities in the European Union and elsewhere will approve them for commercialization. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or other regulatory authorities for approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives.
Our lumateperone bipolar depression Phase 3 clinical program currently consists of three monotherapy studies and one adjunctive study.
On July 8, 2019, we announced topline results from our first monotherapy study, Study 401, conducted in the U.S., and our second monotherapy study, Study 404, conducted globally, evaluating lumateperone as monotherapy in the treatment of major depressive episodes associated with Bipolar I or Bipolar II disorder. We have also initiated Phase 3 development of lumateperone for the treatment of agitation in patients with dementia, including AD. Our
ITI-007-201
trial was a Phase 3 multi-center, randomized, double-blind, placebo-controlled clinical trial in patients with a clinical diagnosis of probable AD and clinically significant symptoms of agitation. In the fourth quarter of 2018, an independent data monitoring committee, or DMC, completed a pre-specified
interim analysis of the
ITI-007-201
trial, concluded that the trial is not likely to meet its primary endpoint upon completion and therefore recommended the study should be stopped for futility. As a result, we determined to discontinue the
ITI-007-201
trial. Lumateperone was generally well tolerated in the
ITI-007-201
trial and the decision to discontinue the study was not related to safety. We are analyzing the data set from this trial and will determine the next steps in our dementia program following completion of this analysis.
In addition, we intend to pursue the development of our PDE program, including
ITI-214
for the treatment of several CNS and
non-CNS
conditions, including cardiovascular disease. Following the favorable safety and tolerability results in our Phase 1 program, we initiated our development program for
ITI-214
for Parkinson’s disease. In the fourth quarter of 2018, we announced that the Phase 1/2 clinical trial of
ITI-214
has been completed and topline results demonstrated
ITI-214
was generally well-tolerated with a favorable safety profile and clinical signs consistent with improvements in motor symptoms and dyskinesias. In addition, in the first quarter of 2018, the investigational new drug application, or IND, went into effect for
ITI-214
for the treatment of heart failure. Clinical conduct of the first clinical study in this program, a randomized, double-blind, placebo-controlled study of escalating single doses of
ITI-214
to evaluate safety and hemodynamic effects in patients with systolic heart failure, is ongoing.
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
The historical rate of failures for product candidates in clinical development and late-stage clinical trials is high. We are conducting and plan to conduct further clinical trials in lumateperone in indications beyond schizophrenia, and there is no guarantee that we will have the same level of success in these trials as we have had in certain of our previous clinical trials, or be successful at all.
In addition, although we believe that lumateperone and
follow-on
compounds may also have clinical utility in indications other than schizophrenia, such as bipolar depression, behavioral disturbances in dementia, intermittent explosive disorder, non-motor
disorders associated with Parkinson’s disease, obsessive compulsive disorder and anxiety disorders and post-traumatic stress disorder, we have never tested lumateperone in Phase 3 clinical trials in the patient populations for these other indications, except for our two Phase 3 monotherapy studies in bipolar depression for which we announced topline results in July 2019 and our
ITI-007-201
Phase 3 trial in patients with a clinical diagnosis of probable AD and clinically significant symptoms of agitation, which we determined to discontinue following the DMC’s recommendation that the study should be stopped for futility.
If we do not successfully complete clinical development and obtain approval of lumateperone in indications beyond schizophrenia, we will be unable to market, sell and generate revenue from lumateperone in any of these other indications. Even though we have successfully completed certain clinical trials for CAPLYTA in patients with schizophrenia, those results are not necessarily predictive of results of future trials that may be needed before we may submit an NDA to the FDA for any indication beyond schizophrenia. Of the vast number of drugs in development, only a small percentage result in the submission of an NDA to the FDA, and even less result in the NDA ultimately being approved by the FDA for commercialization.
We expect our net losses to continue for at least several years and are unable to predict the extent of future losses or when we will become profitable, if ever.
We have experienced significant net losses since our inception. As of December 31, 2019, we had an accumulated deficit of approximately $710.1 million. We expect to incur net losses over the next several years as we advance our programs and incur significant clinical development costs. We have not received any revenues from the commercialization of our approved product or product candidates. Substantially all of our revenues to date were from our license and collaboration agreement with Takeda and our agreements with various U.S. governmental agencies and other parties, including our research and development grants. In October 2014, we entered into the Takeda Termination Agreement, which terminated our license and collaboration agreement with Takeda, pursuant to which all rights with respect to
ITI-214
that we previously granted to Takeda were returned to us. We will not, therefore, receive any further milestone payments from Takeda and we cannot be certain that we will enter into additional collaboration agreements. To obtain revenues from lumateperone, we must successfully commercialize lumateperone in its approved indication. To obtain revenues from our product candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.
We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.
We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents and investment securities totaled $224.0 million at December 31, 2019. In January 2020, we completed an underwritten public offering of shares of our common stock resulting in net proceeds to us of approximately $276.9 million, after deducting underwriting discounts and commissions and estimated offering expenses. We believe that our existing cash, cash equivalents and investment securities, including the net proceeds from our January 2020 public offering, together with interest on cash balances, will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2021, subject to several factors, including the initiation of commercial launch and level of sales of CAPLYTA for the treatment of schizophrenia in adults in the United States, including the timing and related costs, the relative success and costs of our research, preclinical and clinical development programs, whether we are able to enter into future collaborations, and any unforeseen delays or cash needs. If the FDA requires that we perform additional preclinical studies or clinical trials, or we experience delays or other setbacks in our clinical trials, our expenses would further increase beyond what we currently expect and the anticipated timing of any potential future NDA submission would likely be delayed.
With our cash, cash equivalents and investment securities, including the net proceeds from our public offering in January 2020, we intend to fund the following: commercialization activities in connection with the commercialization of CAPLYTA for the treatment of schizophrenia; the development of lumateperone in our late stage clinical programs; the development of our other product candidates, including
ITI-214
and
ITI-333;
working capital needs in connection with the commercialization of CAPLYTA; and the remaining proceeds, if any, to fund new and ongoing research and development activities, manufacturing activities in connection with new products, general corporate purposes, including general and administrative expenses, capital expenditures, working capital and prosecution and maintenance of our intellectual property. Accordingly, we will continue to require substantial additional capital beyond the net proceeds from our January 2020 offering to continue our clinical development and commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.
Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:
•	the costs of maintaining and developing our sales and marketing capabilities for lumateperone;
•	the amount of product sales from lumateperone;
•	the costs of preparing applications for regulatory approvals for lumateperone in additional indications other than in schizophrenia, and potentially in jurisdictions other than the United States, and for other product candidates, as well as the costs required to support review of such applications;
•	the costs of manufacturing and distributing lumateperone for commercial use in the United States;
•	our ability to obtain regulatory approval for, and subsequently generate product sales from, lumateperone in additional indications other than in schizophrenia or in jurisdictions other than the United States;
•	the progress in, and the costs of, our preclinical studies and clinical trials and other research and development programs;
•	the scope, prioritization and number of our research and development programs;
•	the ability of any future collaborators and us to reach the milestones, and other events or developments, triggering payments under any future collaboration agreements or to otherwise make payments under such agreements;
•	our ability to enter into new, and to maintain any existing, collaboration and license agreements;
•	the extent to which any future collaborators are obligated to reimburse us for clinical trial costs under any future collaboration agreements;
•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;
•	the costs of maintaining or securing manufacturing and supply arrangements for clinical or commercial production of lumateperone or our other product candidates;
•	the costs of preparing applications for regulatory approvals for our product candidates;
•	the costs of preparing for and establishing, or contracting for, sales and marketing capabilities if we obtain regulatory approvals for our product candidates;
•	the costs involved in expanding the accounting and data management systems to support commercial operations; and

•	the costs associated with litigation, including the costs incurred in defending against any product liability claims that may be brought against us related to lumateperone or our other product candidates.
Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through our existing cash, cash equivalents and investment securities, strategic collaborations, private or public sales of our securities, debt financings, grant funding, or by licensing all or a portion of our products, product candidates or technology. Turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies, and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may limit our access to additional financing. This could have a material adverse effect on our ability to access sufficient funding. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If we do obtain additional funding through equity offerings, the ownership of our existing stockholders and purchasers of shares of our common stock in any such offering will be diluted, and the terms of any financing may adversely affect the rights of our stockholders. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline. If funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also could be required to seek funds through arrangements with collaboration partners or otherwise that may require us to relinquish rights to some of our technologies, products or product candidates or otherwise agree to terms unfavorable to us.
Our management has broad discretion over the use of our cash and we may not use our cash effectively, which could adversely affect our results of operations.
Our management has significant flexibility in applying our cash resources and could use these resources for corporate purposes that do not increase our market value, or in ways with which our stockholders may not agree. We may use our cash resources for corporate purposes that do not yield a significant return or any return at all for our stockholders, which could adversely affect our future growth prospects.
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
Even though the FDA has granted approval of CAPLYTA for the treatment of schizophrenia, the terms of the approval may limit its commercial potential. Additionally, CAPLYTA is still subject to ongoing regulatory requirements.
Even though the FDA has granted approval of CAPLYTA, the scope and terms of the approval may limit our ability to commercialize CAPLYTA and, therefore, our ability to generate substantial sales revenues. The FDA has approved CAPLYTA only for the treatment of schizophrenia in adults. The label for CAPLYTA also contains a “boxed” warning that elderly patients with dementia-related psychosis treated with antipsychotic drugs are at an increased risk of death and that CAPLYTA is not approved for the treatment of patients with dementia-related psychosis.
The manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for CAPLYTA will also continue to be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing processes, good clinical practices, international council for harmonization guidelines and good laboratory practices, which are regulations and guidelines enforced by the FDA for all of our nonclinical and clinical development and for any clinical trials that we conduct post-approval.
Discovery of any issues post-approval, including any safety concerns, such as unexpected side effects or drug-drug interaction problems, adverse events of unanticipated severity or frequency, or concerns over misuse or abuse of the product, problems with the facilities where the product is manufactured, packaged or distributed, or failure to comply with regulatory requirements, may result in, among other things, restrictions on CAPLYTA or on us, including:
•	withdrawal of approval, addition of warnings or narrowing of the approved indication in the product label;
•	requirement of a Risk Evaluation and Mitigation Strategy to mitigate the risk of off-label use in populations where the FDA may believe that the potential risks of use may outweigh its benefits;
•	voluntary or mandatory recalls;
•	warning letters;
•	suspension of any ongoing clinical studies;
•	refusal by the FDA or other regulatory authorities to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product approvals;
•	restrictions on operations, including restrictions on the marketing or manufacturing of the product or the imposition of costly new manufacturing requirements; or
•	seizure or detention, or refusal to permit the import or export of products.
If any of these actions were to occur, we may have to delay or discontinue the commercialization of CAPLYTA, limit our sales and marketing efforts, conduct further post-approval studies, and/or delay, discontinue or change any other ongoing or planned clinical studies, which in turn could result in significant expense and delay or limit our ability to generate sales revenues.

Safety issues with our product candidates or approved product, or with product candidates or approved products of third parties that are similar to our product candidates, could give rise to delays in the regulatory approval process, restrictions on labeling or product withdrawal after approval.
Problems with product candidates or approved products marketed by third parties that utilize the same therapeutic target or that belong to the same therapeutic class as our product candidates or approved product could adversely affect the development, regulatory approval and commercialization of our product candidates or approved product. In 2012, the FDA released draft guidance recommending that prospective suicidality assessments be performed in clinical trials of any drug being developed for a psychiatric indication. Our development programs are focused on psychiatric indications. Our PDE program is a novel target and may have unexpected safety effects that do not appear until late in clinical development or after commercial approval. As we continue the development and clinical trials of our product candidates and initiate commercialization of our approved product, there can be no assurance that our product candidates or approved product will not experience significant safety issues.
Discovery of previously unknown class effect problems may prevent or delay clinical development and commercial approval of product candidates or result in restrictions on permissible uses after their approval, including withdrawal of the medicine from the market. Many drugs acting on the CNS include boxed warnings and precautions related to suicidal behavior or ideation, driving impairment, somnolence/sedation and dizziness, discontinuation, weight gain, non-insulin
dependent (type II) diabetes, cardiovascular side effects, sleep disturbances, and motor disturbances. The label for CAPLYTA contains a “boxed” warning that elderly patients with dementia-related psychosis treated with antipsychotic drugs are at an increased risk of death and that CAPLYTA is not approved for the treatment of patients with dementia-related psychosis. If we or others later identify undesirable side effects caused by the mechanisms of action or classes of our products or product candidates or any specific products or product candidates:
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
Preliminary and interim data from our clinical trials that we may announce or publish from time to time may change as more patient data become available.
From time to time, we may announce or publish preliminary or interim data from our clinical trials. Preliminary and interim data of a clinical trial are not necessarily predictive of final data. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. As a result, preliminary and interim data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could affect our planned clinical path for our product candidates, including increasing costs of and/or causing delays in such development, and could significantly harm our business prospects.

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
We are subject to ongoing regulatory obligations and restrictions with regard to CAPLYTA and, following regulatory approval of any of our product candidates, we will be subject to ongoing regulatory obligations and restrictions with regard to such product candidates, which may result in significant expense and limit our ability to commercialize lumateperone and our other potential products.
With regard to CAPLYTA and our product candidates, if any, approved by the FDA, or by another regulatory authority, we are held to extensive regulatory requirements over product manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the product candidates. Potentially costly follow-up
or post-marketing clinical studies may be required as a condition of approval to further substantiate safety or efficacy, or to investigate specific issues of interest to the regulatory authority.

Previously unknown problems with the product candidate, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the drug, and could include withdrawal of the drug from the market.
In addition, the law or regulatory policies governing pharmaceuticals may change. New statutory requirements or additional regulations may be enacted that could prevent or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or elsewhere. If we are not able to maintain regulatory compliance, we might not be permitted to market our drugs and our business could suffer.
CAPLYTA and our product candidates, if approved, may not gain acceptance among physicians, patients, or the medical community, thereby limiting our potential to generate revenues, which will undermine our future growth prospects.
The degree of market acceptance by physicians, health care professionals and third-party payors of CAPLYTA, and any product candidate for which we obtain regulatory approval, and our profitability and growth will depend on a number of factors, including:
•	our ability to provide acceptable evidence of safety and efficacy;
•	the scope of the approved indication(s) for the product;
•	the inclusion of any warnings or contraindications in the product label;
•	pricing and cost effectiveness, which may be subject to regulatory control;
•	our ability to obtain sufficient third-party insurance coverage or reimbursement;
•	effectiveness of our or our collaborators’ sales and marketing strategy;
•	relative convenience and ease of administration;
•	patient adherence to treatment;
•	prevalence and severity of any adverse side effects; and
•	availability of alternative treatments.
If any product that we develop does not provide a treatment regimen that is at least as beneficial as the current standard of care or otherwise does not provide some additional patient benefit over the current standard of care, that product will not achieve market acceptance and we will not generate sufficient revenues to achieve profitability.
The failure to attract and retain skilled personnel and key relationships could impair our drug development and commercialization efforts.
We are highly dependent on our senior management and key clinical development, sales and marketing, scientific and technical personnel. Competition for these types of personnel is intense. The loss of the services of any member of our senior management, clinical development, sales and marketing, scientific or technical staff may significantly delay or prevent the achievement of drug development, commercialization and other business objectives and could have a material adverse effect on our business, operating results and financial condition. We also rely on consultants and advisors to assist us in formulating our strategy. All of our consultants and advisors are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to contribute to us. We intend to expand and develop new drug candidates, and will need additional funding to grow our business. We will need to hire additional employees in order to continue our research and clinical trials and to market our drugs when approved. This strategy will require us to recruit additional executive management and clinical development, regulatory, scientific, technical and sales and marketing personnel. There is currently intense competition for skilled executives and employees with relevant clinical development, scientific, technical and sales and marketing expertise, and this competition is likely to continue. The inability to attract and retain sufficient clinical development, scientific, technical, sales and marketing, and managerial personnel, due to intense competition and our limited resources, would limit or delay our product development and commercialization efforts, which would adversely affect the development of our drug candidates and commercialization of CAPLYTA and growth of our business.
We may not be able to continue or fully exploit our partnerships with outside scientific and clinical advisors, which could impair the progress of our clinical trials and our research and development efforts.
We work with scientific and clinical advisors at academic and other institutions who are experts in the field of CNS disorders. They advise us with respect to our clinical trials. These advisors are not our employees and may have other commitments that would limit their future availability to us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services, which may impair our reputation in the industry and delay the development or commercialization of our approved product or product candidates.
Lumateperone and our other product candidates have never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale. In particular, we will need to develop a larger scale manufacturing process that is more efficient and cost-effective to commercialize lumateperone and our other potential products, which may not be successful.
Lumateperone and our other product candidates have never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale including, among others, cost overruns, potential problems with process scale-up,
process reproducibility, stability issues, lot consistency and timely availability of raw materials. On January 4, 2017, we entered into a supply agreement with Siegfried. Under the Siegfried Agreement, Siegfried has agreed to manufacture and supply the active pharmaceutical ingredient, or API, for lumateperone in commercial quantities. There is no assurance that Siegfried or other manufacturers will be successful in establishing a larger-scale commercial manufacturing process for lumateperone which achieves our objectives for manufacturing capacity and cost of goods. In addition, there is no assurance that our manufacturers will be able to manufacture lumateperone to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of lumateperone or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities of lumateperone for commercialization, our commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
We rely on third-party manufacturers to manufacture and supply lumateperone and our other product candidates for us. If one of our suppliers or manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers. We may also face significant delays in our clinical trials, regulatory approvals and product introductions and commercialization.
We have no manufacturing facilities and have limited experience in the manufacturing of drugs or in designing drug-manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, our product candidates, including lumateperone, for clinical trials and to produce lumateperone for commercial sales. For example, on January 4, 2017, we entered into a supply agreement with Siegfried under which Siegfried has agreed to manufacture and supply the API for lumateperone in commercial quantities. Each month, we will provide Siegfried with a rolling forecast of our anticipated requirements for supply of the API, with the first 12 months of each forecast being binding on us. Under the Siegfried Agreement, we have the right to and may purchase the API for lumateperone from other suppliers, including if Siegfried cannot fulfill our requirements. In addition, we expect to have an additional third party source of supply of the API for lumateperone in commercial quantities. While we believe that there are alternative sources available to manufacture our product candidates, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts. If our existing or planned third party manufacturing arrangements are terminated or if the sources of supply from such arrangements are inadequate and we must seek supply agreements from alternative sources, we may be unable to enter into such agreements or do so on commercially reasonable terms, which could delay a product launch or subject our commercialization efforts to significant supply risk.
Manufacturers of our product candidates are obliged to operate in accordance with
FDA-mandated
current good manufacturing practices, or cGMPs. The manufacture of pharmaceutical products in compliance with the cGMPs requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product or product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to provide product for commercial sale or product candidates in our clinical trials would be jeopardized. Any delay or interruption in the supply of commercial quantities of approved product could have a material adverse impact on our revenue from product sales and any delay or interruption in the supply of clinical trial materials could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at significant additional expense or terminate the clinical trials completely.
In addition, the facilities used by our contract manufacturers or other third party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections conducted following our request for regulatory approval for our product candidates from the FDA. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our product candidates may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. The FDA or similar foreign regulatory agencies may also implement new standards at any time, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. We have little control over our manufacturers’ compliance with these regulations and standards. A failure of any of our current or future contract manufacturers to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates or the ultimate launch of products, if approved, into the market. Failure by our current or future third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market
approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical studies, regulatory submissions, approvals or commercialization of our product candidates or approved product, entail higher costs or impair our reputation.
We will need to continue to manage our organization and we may encounter difficulties with our staffing and any future transitions, which could adversely affect our results of operations.
We will need to manage our operations and facilities effectively in order to advance our drug development programs (including lumateperone,
ITI-214
and
ITI-333),
facilitate any future collaborations, and pursue other

development activities. It is possible that our infrastructure may be inadequate to support our future efforts and growth. In particular, we will need to further develop information technology systems and internal sales, marketing, and distribution capabilities for any drug that we may successfully develop, including CAPLYTA for the treatment of schizophrenia. We may not successfully manage our operations and, accordingly, may not achieve our research, development, and commercialization goals.
Our ability to generate product revenues will be diminished if lumateperone or any of our other potential products does not receive coverage from payors or sell for inadequate prices, or if patients are unable to obtain adequate levels of reimbursement.
Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Adequate coverage and reimbursement from governmental health care programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Even if we obtain coverage for lumateperone or other potential products, the resulting reimbursement payment rates might not be adequate or may require co-payments
that patients find unacceptably high. Patients are unlikely to use lumateperone or other product candidates, if approved, unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of those products.
In addition, the market for lumateperone or any product candidate for which we may receive regulatory approval will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available, even if not approved for the indication for which lumateperone is approved.
Third-party payors, whether foreign or domestic, governmental or commercial, are developing increasingly sophisticated methods of controlling health care costs.
The current environment is putting pressure on companies to price products below what they may feel is appropriate. Selling lumateperone at less than an optimized price could impact our revenues and overall success as a company. We do not know if the price we have selected, or may select in the future, for lumateperone is or will be the optimized price. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products such as lumateperone may differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our drug products such as lumateperone to each payor separately, with no assurance that coverage will be obtained. If we are unable to obtain coverage of, and adequate payment levels for, our products from third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize any approved products and thereby adversely impact our profitability, results of operations, financial condition, and future success.
Health care legislation may make it more difficult to receive revenues from CAPLYTA or future products.
In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals in recent years to change the health care system in ways that could impact our ability to sell our products profitably. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, or collectively, ACA, became law in the

United States. The ACA substantially changed the way health care is financed by both governmental and private insurers and significantly affects the health care industry. Among the provisions of ACA of importance to lumateperone and our other potential products are the following:
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

Some of the details regarding the implementation of the ACA are yet to be determined and, at this time, it remains unclear what the full effect that the ACA will have on our business. Moreover, certain legislative changes to and regulatory changes under the ACA have occurred in the 115th United States Congress and under the Trump Administration. For instance, the Bipartisan Budget Act of 2018 increased the ACA required manufacturer point-of-sale
discount from 50% to 70% off the negotiated price for Medicare Part D beneficiaries during their coverage gap period beginning in 2019. Further legislative changes to and regulatory changes under the ACA remain possible. We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that may be charged for lumateperone or any of our other product candidates, if approved.
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
We expect that the ACA, in its current form or as it may be amended, as well as other health care reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other health care reforms may prevent us from being able to generate revenue, attain profitability, or commercialize CAPLYTA or any other products for which we receive regulatory approval.
We currently have very limited experience as a company in marketing and distributing pharmaceutical products and rely on third-party distributors to distribute CAPLYTA. If we are unable to effectively commercialize CAPLYTA, we may not be able to generate adequate product revenues.
CAPLYTA, which was approved in December 2019 by the FDA for the treatment of schizophrenia in adults in the United States, is our only drug that has been approved for sale by any regulatory body. We expect to initiate the commercial launch of CAPLYTA late in the first quarter of 2020. As such, we currently have never, as an organization, launched or commercialized any pharmaceutical product. In order to successfully market CAPLYTA, we must continue to develop our sales, marketing, managerial, compliance, and related capabilities or make arrangements with third parties to perform these services. If we are unable to maintain and develop adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to appropriately commercialize and generate revenue from sales of CAPLYTA and may not become profitable.
We expect to employ our own internal sales force to commercialize CAPLYTA for the treatment of schizophrenia as part of our commercialization strategy in the United States. We will need to complete the hiring of our U.S. sales force and refine and further develop our sales force as we initiate our commercialization of CAPLYTA, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully complete the hiring of our U.S. sales force and refine and further develop our sales force.
Additionally, our strategy in the United States includes distributing CAPLYTA through third-party distributors. While we have entered into, or will attempt to enter into, agreements with these distributors to distribute CAPLYTA in the United States, they may not perform as agreed or they may terminate their agreements with us. Also, we may need to enter into agreements with additional distributors, and there is no guarantee that we will be able to do so on commercially reasonable terms or at all. If we are unable to maintain and, if needed, expand, our network of distributors, we would be exposed to substantial distribution risk.
In the event we are unable to effectively develop and maintain our commercial team, including our U.S. sales force, or maintain and, if needed, expand, our network of distributors, our ability to effectively commercialize CAPLYTA and generate product revenues would be limited.
There are possible limitations on our use of net operating losses.
As of December 31, 2019, we had net operating loss carryforwards, or NOLs, of approximately $183.1 million, which are available to reduce any future federal and state taxable income and will begin to expire at various dates through 2037 and $51.9 million do not expire. The use of our NOLs may be restricted due to changes in our ownership, including as a result of our public offerings.

Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, changes in our ownership (as defined by the foregoing sections of the Code) may limit the amount of NOLs and tax credit carryforwards that could be utilized annually in the future to offset taxable income.
For the years ended December 31, 2019, 2018 and 2017, we performed a Section 382 ownership analysis and determined that no ownership change occurred (within the meaning of Section 382 of the Code) as a result of our public offering in 2017. Our previous ownership analysis, through December 31, 2015, reflected an ownership change occurred as a result of our 2015 public offerings. Based on the analysis performed through December 31, 2019, however, we do not believe that the Section 382 annual limitation will impact our ability to utilize the tax attributes that existed as of the date of the ownership change in a material manner. We have not performed a complete section 382 analysis to determine the effect on ownership related to the January 2020 public offering. If we experience an ownership change related to the January 2020 public offering or in the future, the tax benefits related to the NOLs and tax credit carryforwards may be further limited or lost.
In September 2016, we licensed certain intellectual property rights to our wholly-owned subsidiary, ITI Limited, which was formed in the third quarter of 2016. The costs to develop, test, manufacture and perform other activities related to the lumateperone program will be the responsibility of ITI Limited and will be incurred outside of the United States. Therefore, the majority of expected losses that we incur during the next several years will not result in additional NOLs in the U.S. to be carried forward and used against future net income of the U.S. operations.
The comprehensive tax reform bill could adversely affect our business and financial condition.
On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act,” or TCJA, that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. In addition, the TCJA repealed the alternative minimum tax, or AMT, and provides for a refund of AMT paid or a reduction of future taxes payable over a prescribed period of years between 2018 and 2021. With the passing of the TCJA, the Company will receive a refund in future periods for AMT paid in prior years. The Company has recognized a benefit of approximately $1.1 million for these taxes on its December 31, 2017 consolidated statement of operations. As of December 31, 2019, the Company had received refunds of approximately $0.5 million and has recorded receivables of approximately $0.6 million for future AMT refunds, consisting of $0.3 million recorded as a deferred tax asset and $0.3 million recorded as a receivable. We continue to examine the impact this tax reform legislation may have on our business and depending on possible foreign operations, among other things, the impact of this tax reform is uncertain and could be adverse. This report does not discuss any such tax legislation or the manner in which it might affect holders of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.
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
The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers, viruses, breaches, interruptions due to employee error, malfeasance or other disruptions, lapses in compliance with privacy and security mandates, or damage from natural disasters, terrorism, war and telecommunication and electrical failures. Any such event could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act, or HIPAA, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, any of which could adversely affect our business. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, there can be no assurance that we will promptly detect any such disruption or security breach, if at all. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the commercialization of our approved product and the further development of our product candidates could be delayed or otherwise adversely impacted.
Risks Related to Our Intellectual Property
Our ability to compete may be undermined if we do not adequately protect our proprietary rights.
Our commercial success depends on obtaining and maintaining proprietary rights to our products and product candidates and technologies and their uses, as well as successfully defending these rights against third-party challenges. We will only be able to protect our products and product candidates, proprietary technologies, and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. We have patent rights under issued patents in many cases covering our lumateperone,
ITI-214
and
ITI-333
development programs. Nonetheless, the issued patents and patent applications covering our primary technology programs remain subject to uncertainty and continuous monitoring and action by us due to a number of factors, including:
•	we may not have been the first to make the inventions covered by our pending patent applications or issued patents;

•	we may not have been the first to file patent applications for our products, product candidates or the technologies we rely upon;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	our disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;

•	any or all of our pending patent applications may not result in issued patents;

•	we may not seek or obtain patent protection in all countries that will eventually provide a significant business opportunity;

•	any patents issued to us or our collaborators may not provide a basis for commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties;

•	our proprietary technologies may not be patentable;

•	others may design around our patent claims to produce competitive products which fall outside of the scope of our patents;

•	others may identify prior art which could invalidate our patents; and
•	changes to patent laws may limit the exclusivity rights of patent holders.
Even if we have or obtain patents covering our products, product candidates or technologies, we may still be barred from making, using and selling our products, product candidates or technologies because of the patent rights of others. Others have or may have filed, and in the future are likely to file, patent applications covering compounds, assays, genes, gene products and therapeutic products that are similar or identical to ours. There are many issued U.S. and foreign patents relating to genes, nucleic acids, polypeptides, chemical compounds or therapeutic products, and some of these may encompass reagents utilized in the identification of candidate drug compounds or compounds that we desire to commercialize. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the area of CNS disorders and the other fields in which we are developing product candidates. These could materially affect our ability to develop our product candidates or sell our products. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, that may later result in issued patents that our products, product candidates or technologies may infringe. These patent applications may have priority over patent applications filed by us.
We regularly conduct searches to identify patents or patent applications that may prevent us from obtaining patent protection for our proprietary compounds or that could limit the rights we have claimed in our patents and patent applications. Disputes may arise regarding the ownership or inventorship of our inventions. It is difficult to determine how such disputes would be resolved. Others may challenge the validity, enforceability, scope and term of our patents. Additionally, any patent term extensions that we seek may not be granted on a timely basis, if at all. If our patents are found to be invalid, we will lose the ability to exclude others from making, using or selling the inventions claimed in our patents.
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
There is significant litigation in our industry regarding patent and other intellectual property rights. While we are not currently subject to any pending intellectual property litigation, and are not aware of any such threatened litigation, we may be exposed to future litigation by third parties based on claims that our products, product candidates, technologies or activities infringe the intellectual property rights of others. If our drug development or commercialization activities are found to infringe any such patents, we may have to pay significant damages or seek licenses to such patents. We may need to resort to litigation to enforce a patent issued to us, protect our trade secrets or determine the scope and validity of third-party proprietary rights. From time to time, we may hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. Either we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. We also may not be able to afford the costs of litigation.
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
In addition, changes in or different interpretations of patent laws in the United States and foreign countries may permit others to use our discoveries or to develop and commercialize our technology, products and product candidates without providing any compensation to us or may limit the number of patents or claims we can obtain. In particular, there have been proposals to shorten the exclusivity periods available under U.S. patent law that, if adopted, could substantially harm our business. Our approved product and the product candidates that we are developing are protected by intellectual property rights, including patents and patent applications. For our approved product and any of our product candidates that become a marketable product, if any, we will rely on our exclusivity under patents to sell the compound and recoup our investments in the research and development of the compound. If the exclusivity period for patents is shortened, then our ability to generate revenues without competition will be reduced and our business could be materially adversely impacted. The laws of some countries do not protect intellectual property rights to the same extent as U.S. laws, and those countries may lack adequate rules and procedures for defending our intellectual property rights. For example, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans and, in these countries, patent protection may not be available at all to protect our products or product candidates. In addition, U.S. patent laws may change, which could prevent or limit us from filing patent applications or patent claims to protect our products, product candidates and/or technologies or limit the exclusivity periods that are available to patent holders. For example, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was recently signed into law and includes a number of significant changes to U.S. patent law. These include changes to transition from a
“first-to-invent”
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
If we fail to obtain and maintain patent protection and trade secret protection of our products, product candidates, proprietary technologies and their uses, we could lose our competitive advantage and competition we face would increase, reducing our potential revenues and adversely affecting our ability to attain or maintain profitability.
We may not be able to protect our intellectual property and proprietary rights throughout the world, which could negatively impact our business.
Filing, prosecuting and defending patents relating to our products, product candidates and technologies in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as U.S. laws. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors or other third parties may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection or licenses but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
Many companies have encountered significant difficulties in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult, costly or impossible for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could provoke third parties to assert claims against us or any of our future licensors. We may not prevail in any lawsuits or other adversarial proceedings that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
Further, many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.
Risks Related to the Transfer of Certain Intellectual Property Rights to our Foreign Subsidiary
We may need to utilize all of our available net operating losses, and we may be subject to additional income taxes in connection with our transfer of certain intellectual property rights to our foreign subsidiary.
In September 2016, we licensed certain intellectual property rights to our wholly-owned Bermuda subsidiary, ITI Limited for $125 million and other consideration. The fair value of the intellectual property rights was determined by an independent third party. The proceeds from this license represented a prior year gain for U.S. tax purposes which was offset partially by prior year losses. However, the Internal Revenue Service, or IRS, could challenge the valuation of the intellectual property rights and assess a greater valuation, which would require us to utilize a portion, or all, of our available NOLs at such time. If an IRS valuation exceeds our available NOLs, we could incur additional income taxes in the future. Our ability to use our NOLs is generally subject to the limitations of Code Section 382, as well as expiration of federal and state net operating loss carryforwards.
Risks Related to Our Industry
We will be subject to stringent regulation in connection with the marketing of CAPLYTA and any other products derived from our product candidates, which could delay the development and commercialization of our products.
The pharmaceutical industry is subject to stringent regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Neither we nor our collaborators can market a pharmaceutical product in the United States until it has completed rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA. Satisfaction of regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product, and requires substantial resources. Even if regulatory approval is obtained, it may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, and/or marketing of such products, and requirements for post-approval studies, including additional research and development and clinical trials. For example, the label for CAPLYTA contains a “boxed” warning that elderly patients with dementia-related psychosis treated with antipsychotic drugs are at an increased risk of death and that CAPLYTA is not approved for the treatment of patients with dementia-related psychosis. These limitations may limit the size of the market for the product or result in the incurrence of additional costs. Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues and continue our business.
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
Many of our competitors have greater resources and capital than us, putting us at a competitive disadvantage. If our competitors develop and market products that are more effective than lumateperone or our other product candidates, they may reduce or eliminate our commercial opportunity.
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
For example, CAPLYTA for the treatment of schizophrenia and, if approved, lumateperone for the treatment of bipolar depression would compete with, among other branded products, Latuda
®
, marketed by Sunovion, Rexulti
®
, marketed by Otsuka Pharmaceutical, VRAYLAR
®
, marketed by Allergan, Saphris
®
, marketed by Allergan, and Fanapt
®
, marketed by Vanda Pharmaceuticals. In addition, lumateperone and our other product candidates, if approved, will compete with, among other generic antipsychotic products, aripiprazole, haloperidol, paliperidone, risperidone, quetiapine/XR, olanzapine and clozapine.

Many of our competitors and their collaborators have significantly greater experience than we do in the following:
•	identifying and validating targets;
•	screening compounds against targets;
•	preclinical studies and clinical trials of potential pharmaceutical products;
•	obtaining FDA and other regulatory approvals; and
•	commercializing pharmaceutical products.
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
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of lumateperone or any other product for which we obtain regulatory approval, or development or commercialization of our product candidates.
We face an inherent risk of product liability as a result of commercial sales of lumateperone in the United States and the clinical testing of our product candidates, and will face an even greater risk following commercial launch of lumateperone in additional jurisdictions, if approved, or if we engage in the clinical testing of new product candidates or commercialize any additional products.
For example, we may be sued if lumateperone or any other product we develop allegedly causes injury or is found to be otherwise unsuitable for administration in humans. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
•	decreased demand for our products or product candidates that we may develop;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	initiation of investigations by regulators;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	exhaustion of any available insurance and our capital resources;

•	the inability to commercialize our products or product candidates; and

•	a decline in our stock price.

Although we currently have product liability insurance that covers our clinical trials and the commercialization of CAPLYTA for the treatment of schizophrenia, we may need to increase and expand this coverage, including if lumateperone is approved for the treatment of indications beyond schizophrenia or if other product candidates are approved for commercial sale. This insurance may be prohibitively expensive or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products that we or our collaborators develop. If we determine that it is prudent to increase our product liability coverage, we may be unable to obtain such increased coverage on acceptable terms or at all. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. Our liability could exceed our total assets if we do not prevail in a lawsuit from any injury caused by our drug products. Product liability claims could have a material adverse effect on our business and results of operations.
Risks Related to Owning Our Common Stock
Numerous factors could result in substantial volatility in the trading price of our stock.
During the year ended December 31, 2019, the price per share of our common stock on the Nasdaq Global Select Market has ranged from a high of $43.56 to a low of $6.75. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.
In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:
•	the success of our commercial launch and commercialization of CAPLYTA in the United States for the treatment of schizophrenia;

•	timing and announcement of regulatory developments, submissions and approvals or preliminary, interim or final results of clinical trials;

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;

•	announcements of medical innovations or new products or product candidates by our competitors;

•	issuance of new or changed securities analysts’ reports or recommendations for our stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	market conditions in the biopharmaceutical industry;

•	any future sales of our common stock or other securities in connection with raising additional capital or otherwise;

•	any major change to the composition of our board of directors or management; and

•	general economic conditions and slow or negative growth of our markets.

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
We will need to satisfy our future cash needs through public or private sales of our equity securities, sales of debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of our products, product candidates and technology and, to a lesser extent, grant funding, although there can be no assurances such financing can be obtained. We filed a universal shelf registration statement on Form
S-3
with the SEC, which was declared effective on September 12, 2019, on which we registered for sale up to $350 million of any combination of our common stock, preferred stock, debt securities, warrants, rights, and/or units from time to time and at prices and on terms that we may determine, including up to $75 million of common stock which we may offer and sell, from time to time at our sole discretion, under our at-the-market
program sales agreement that we entered into with SVB Leerink LLC in August 2019. In addition, on January 6, 2020, we filed an automatic shelf registration statement on Form
S-3
with the SEC, which became effective upon filing, on which we registered for sale an unlimited amount of any combination of our common stock, preferred stock, debt securities, warrants, rights, and/or units from time to time and at prices and on terms that we may determine, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. These registration statements will remain in effect for up to three years from the respective dates they became effective. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or grant licenses on terms that are not favorable to us.

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
We are required to comply with Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires public companies to maintain effective internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. In addition, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Additional financial controls are being assessed and implemented to address the increased complexity of revenue recognition associated with commercial sales of a pharmaceutical product. There are no assurances that these controls will be adequate or successfully implemented. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we fail to maintain the effectiveness of our internal controls or fail to comply in a timely manner with the requirements of the Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, this could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
•	the accuracy of our estimates regarding expenses, future revenues, uses of cash, cash equivalents and investment securities, capital requirements and the need for additional financing;
•	the initiation of the commercial launch of CAPLYTA for the treatment of schizophrenia in adults in the United States;
•	the initiation, cost, timing, progress and results of our development activities, non-clinical studies and clinical trials;
•	the timing of and our ability to obtain and maintain regulatory approval, or submit an application for regulatory approval, of lumateperone and our other existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates;
•	our plans to research, develop and commercialize lumateperone and other current and future product candidates;
•	the election by any collaborator to pursue research, development and commercialization activities;
•	our ability to obtain future reimbursement and/or milestone payments from our collaborators;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	our ability to obtain and maintain intellectual property protection for lumateperone or our other product candidates;
•	our ability to successfully commercialize lumateperone and our other product candidates;
•	the size and growth of the markets for lumateperone and our other product candidates and our ability to serve those markets;
•	the rate and degree of market acceptance of any future products;
•	the success of competing drugs that are or become available;
•	regulatory developments in the United States and other countries;
•	the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials;

•	our ability to obtain additional financing;
•	our use of the proceeds from our securities offerings;
•	any restrictions on our ability to use our net operating loss carryforwards;
•	our exposure to investment risk, interest rate risk and capital market risk; and
•	our ability to attract and retain key scientific or management personnel.
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
Stockholders
As of February 28, 2020, we had 66,133,183 outstanding shares of common stock and no outstanding shares of preferred stock. As of February 28, 2020, there were approximately 98 holders of record of our outstanding shares of common stock.
Unregistered Sales of Securities
Not applicable.
Issuer Purchases of Equity Securities
Not applicable.

Item 6.	SELECTED FINANCIAL DATA
The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 2019. The selected financial data for each of the five years in the period ended December 31, 2019 have been derived from our audited consolidated financial statements. The consolidated balance sheets as of December 31, 2019 and 2018 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the report thereon, are included elsewhere in this Annual Report on Form
10-K.
The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

	2019	2018	2017	2016	2015
Statements of Operations:
Revenues:
License and collaboration revenue	$—	$—	$—	$—	$30,659
Grant revenue	60,613	—	245,837	330,702	60,705

Total Revenues	60,613	—	245,837	330,702	91,364
Costs and expenses:
Research and development	89,124,838	132,166,913	79,419,009	93,831,530	87,718,074
General and administrative	64,947,625	30,099,855	23,666,957	24,758,063	18,187,286

Total costs and expenses	154,072,463	162,266,768	103,085,966	118,589,593	105,905,360
Loss from operations	(154,011,850)	(162,266,768)	(102,840,129)	(118,258,891)	(105,813,996)
Interest income	(6,291,272)	(7,140,957)	(4,005,864)	(2,935,077)	(1,022,455)
Interest expense	—	—	—	36,781	—
Income tax expense (benefit)	1,600	1,600	(1,060,851)	1,065,673	1,600

Net Loss	$(147,722,178)	$(155,127,411)	$(97,773,414)	$(116,426,268)	$(104,793,141)

Net Loss per common share	$(2.68)	$(2.84)	$(2.12)	$(2.69)	$(2.91)

Weighted average number of common shares:	55,186,206	54,707,865	46,181,926	43,240,188	36,069,237

	December 31,
	2019	2018	2017	2016	2015
Balance Sheet data:
Cash and cash equivalents	$107,636,849	$54,947,502	$37,790,114	$48,642,225	$47,159,303
Investments	116,373,335	292,583,046	426,540,921	335,458,459	428,041,021
Total assets	251,186,476	357,206,498	471,486,699	388,903,495	484,103,528
Total liabilities	56,179,205	39,491,617	17,049,738	13,400,956	7,860,617
Accumulated deficit	(710,098,369)	(562,376,191)	(407,248,780)	(309,475,366)	(193,049,098)
Total stockholders’ equity	195,007,271	317,714,881	454,436,961	375,502,539	476,242,911

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are a biopharmaceutical company focused on the discovery, clinical development and commercialization of innovative, small molecule drugs that address underserved medical needs primarily in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system, or CNS. In December 2019, we announced that CAPLYTA (lumateperone) has been approved by the FDA for the treatment of schizophrenia in adults (42mg/day). We expect to initiate the commercial launch of CAPLYTA late in the first quarter of 2020. In support of our commercialization efforts, we expect to deploy a national sales force consisting of approximately 240 sales representatives. At the time of launch, CAPLYTA will be priced in line with other currently marketed branded antipsychotics indicated for the treatment of schizophrenia. As used in this report, “CAPLYTA” refers to lumateperone approved by the FDA for the treatment of schizophrenia in adults, and “lumateperone” refers to, where applicable, CAPLYTA as well as lumateperone for the treatment of indications beyond schizophrenia.
Lumateperone is also in Phase 3 clinical development as a novel treatment for bipolar depression. Our lumateperone bipolar depression Phase 3 clinical program currently consists of three monotherapy studies and one adjunctive study. In the first quarter of 2020 we initiated our third monotherapy Phase 3 study, Study 403, evaluating lumateperone as monotherapy in the treatment of major depressive episodes associated with Bipolar I or Bipolar II disorder. We anticipate reporting topline results from Study 403 in the second half of 2021. On July 8, 2019, we announced topline results from our first monotherapy study, Study 401, conducted in the U.S., and our second monotherapy study, Study 404, conducted globally, evaluating lumateperone as monotherapy in the treatment of major depressive episodes associated with Bipolar I or Bipolar II disorder. In Study 404, lumateperone 42 mg met the primary endpoint for improvement in depression as measured by change from baseline versus placebo on the MADRS total score (p<0.0001; effect size = 0.56). Study 401 tested two doses of lumateperone, 42 mg and 28mg along with placebo. In this trial, neither dose of lumateperone met the primary endpoint of statistical separation from placebo as measured by change from baseline on the MADRS total score. There was a high placebo response in this trial. Lumateperone was generally well-tolerated in both bipolar depression studies, with a favorable safety profile. The rates of discontinuation due to treatment emergent adverse events for both doses of lumateperone were low. Our global study evaluating adjunctive lumateperone in bipolar depression (Study 402) is ongoing and we anticipate reporting topline results from this study in mid-2020.
Subject to the results of Study 402 and our interactions with the FDA regarding our bipolar depression program, in late 2020 we expect to submit a supplemental new drug application, or sNDA, to the FDA for potential regulatory approval of lumateperone for the treatment of bipolar depression.
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
We are also pursuing clinical development of lumateperone for the treatment of additional CNS diseases and disorders. We believe lumateperone may have utility for treating agitation, aggression and sleep disturbances in diseases that include dementia, AD, Huntington’s disease and autism spectrum disorders. At a dose of 42 mg, lumateperone has been shown effective in treating the symptoms associated with schizophrenia, and we believe this higher dose range may merit further investigation for the treatment of bipolar disorder, depressive disorders and other neuropsychiatric diseases.
Within the lumateperone portfolio, we are also developing a long-acting injectable formulation to provide more treatment options to patients suffering from mental illness. Given the encouraging tolerability data to date with oral lumateperone, we believe that a long-acting injectable option, in particular, may lend itself to being an important formulation choice for patients.
We may investigate the use of lumateperone, either on our own or with a partner, as a treatment for agitation, aggression and sleep disturbances in additional diseases that include autism spectrum disorders, depressive disorder, intermittent explosive disorder, non-motor
symptoms and motor complications associated with Parkinson’s disease, and post-traumatic stress disorder. We hold exclusive, worldwide commercialization rights to lumateperone and a family of compounds from Bristol-Myers Squibb Company pursuant to an exclusive license.
We have a second major program called
ITI-002
that has yielded a portfolio of compounds that selectively inhibit the enzyme phosphodiesterase type 1, or PDE1. PDE1 enzymes are highly active in multiple disease states and our PDE1 inhibitors are designed to reestablish normal function in these disease states. Abnormal PDE1 activity is associated with cellular proliferation and activation of inflammatory cells. Our PDE1 inhibitors ameliorate both of these effects in animal models. We intend to pursue the development of our phosphodiesterase, or PDE, program, for the treatment of several CNS and non-CNS
conditions with a focus on diseases where excessive PDE1 activity has been demonstrated and increased inflammation is an important contributor to disease pathogenesis. Our potential disease targets include heart failure, immune system regulation, neurodegenerative diseases, and other non-CNS
disorders.
ITI-214
is our lead compound in this program. We believe
ITI-214
is the first compound in its class to successfully advance into Phase 1 clinical trials. Following the favorable safety and tolerability results in our Phase 1 program, we initiated our development program for
ITI-214
for Parkinson’s disease and commenced patient enrollment in the third quarter of 2017 in a Phase 1/2 clinical trial of
ITI-214
in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor
exploratory endpoints. In the fourth quarter of 2018, we announced that the Phase 1/2 clinical trial of
ITI-214
has been completed and topline results demonstrated
ITI-214
was generally well-tolerated with a favorable safety profile and clinical signs consistent with improvements in motor symptoms and dyskinesias. In addition, in the first quarter of 2018, the investigational new drug application, or IND, went into effect for
ITI-214
for the treatment of heart failure. Clinical conduct of the first clinical study in this program, a randomized, double-blind, placebo-controlled Phase 1/2 study of escalating single doses of
ITI-214
to evaluate safety and hemodynamic effects in patients with systolic heart failure, is ongoing and we anticipate reporting topline results from this study in the first half of 2020.
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
ITI-333
are currently ongoing and we expect to initiate a clinical program in 2020.

We have assembled a management team with significant industry experience to lead the discovery, development and potential commercialization of our product candidates. We complement our management team with a group of scientific and clinical advisors that includes recognized experts in the fields of schizophrenia and other CNS disorders.
Results of Operations
The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.

Discussions of year-over-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Revenues
We expect to initiate the commercial launch of CAPLYTA late in the first quarter of 2020, but have not generated any revenue from product sales to date. We had approximately $61,000 of grant revenues for the year ended December 31, 2019 and no revenue for the year ended December 31, 2018. We have received and may continue to receive grants from U.S. government agencies and foundations.
We do not expect any revenues that we may generate in the next several years to be significant enough to completely fund our operations.
Expenses
The process of researching and developing drugs for human use is lengthy, unpredictable and subject to many risks. We are unable with certainty to estimate either the costs or the timelines in which those costs will be incurred. The costs associated with the commercialization of CAPLYTA will be substantial and will be incurred prior to our generating sufficient revenue to offset these costs. Costs for the clinical development of lumateperone for the treatment of bipolar depression consumes and, together with our anticipated clinical development programs for depressive disorders and
ITI-214,
will continue to consume a large portion of our current, as well as projected, resources. We intend to pursue other disease indications that lumateperone may address, but there are significant costs associated with pursuing FDA approval for those indications, which would include the cost of additional clinical trials.
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
•	internal recurring costs, such as costs relating to labor and fringe benefits, materials, supplies, facilities and maintenance; and

•	fees paid to external parties who provide us with contract services, such as pre-clinical testing, manufacturing and related testing, clinical trial activities and license milestone payments.

General and administrative expenses are incurred in three major categories:
•	salaries and related benefit costs;

•	patent, legal, and professional costs; and

•	office and facilities overhead.

Selling expenses are incurred in three major categories:
•	salaries and related benefit costs of a dedicated sales force;

•	sales operation costs; and

•	marketing and promotion expenses.

We expect that research and development expenses will increase moderately as we proceed with our Phase 3 clinical trials of lumateperone for the treatment of bipolar depression and depressive disorders, other clinical trials, increased manufacturing of drug product for clinical trials and pre-clinical
development activities. We also expect that our general and administrative costs will increase from prior periods primarily due to costs associated with building infrastructure to support the anticipated commercial sales of CAPLYTA, which will include hiring additional personnel and the cost of additional facility space. On September 28, 2018, we signed a lease with a related party to acquire 15,534 square feet of additional office space in our current headquarters facility. We granted options to purchase 1,175,187 shares of our common stock in 2018 and have granted options to purchase an additional 1,218,494 shares of our common stock on January 8, 2019. We also granted time based restricted stock units, or RSUs, for 544,542 of our common stock in 2018 and time based RSUs for 886,802 shares of our common stock on January 8, 2019. We will recognize expense associated with these RSUs and options over three years in both research and development expenses and general and administrative expenses. In the first quarter of 2017, we also granted performance based RSUs, which vest based on the achievement of certain milestones that include (i) the submission of an NDA with the FDA, (ii) the approval of the NDA by the FDA, or the Milestone RSUs, and (iii) the achievement of certain comparative shareholder returns against our peers, or the TSR RSUs. The Milestone RSUs were valued at the closing price on March 8, 2017. The RSUs related to the NDA submission were amortized through December 31, 2018 based on the probable vesting date. The NDA submission milestone was achieved in the third quarter of 2018. The Milestone RSUs related to the NDA submission vested on December 31, 2018. The NDA approval milestone was achieved in the fourth quarter of 2019. The Milestone RSUs related to the NDA approval vested on December 31, 2019. The TSR RSUs were valued using the Monte Carlo simulation method and were amortized over the life of the RSU’s which vested on January 24, 2020. In February 2020, we granted employees options to purchase 663,121 shares of our common stock, time based RSUs for 705,017 shares of our common stock, and performance based stock units for 86,046 shares of our common stock that vest based on the achievement of certain milestones. We expect to continue to grant stock options and other stock-based awards in the future, which with our growing employee base will increase our stock-based compensation expense in future periods.

The following table sets forth our revenues, operating expenses, interest income, net and income tax (benefit) expenses for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Revenues	$61	$—	$246
Expenses
Research and Development	89,125	132,167	79,419
General and Administrative	64,948	30,099	23,667

Total costs & expenses	154,073	162,266	103,086

Loss from operations	(154,012)	(162,266)	(102,840)
Interest income, net	(6,292)	(7,141)	(4,006)
Income tax expense (benefit)	2	2	(1,061)

Net Loss	$(147,722)	$(155,127)	$(97,773)

Comparison of Years Ended December 31, 2019 and December 31, 2018
Revenues
Revenues for the year ended December 31, 2019 were approximately $61 thousand due to grant revenues compared to $0 for the year ended December 31, 2018. We expect to have a moderate amount of grant revenue in the future.
We expect to initiate the commercial launch of CAPLYTA late in the first quarter of 2020 and to begin receiving product revenue thereafter.
Research and Development Expenses

	2019	2018
External Costs	$59,141	$110,700
Internal Costs	29,984	21,467

Total Research and Development Expenses	$89,125	$132,167

	2019	2018
Lumateperone costs	$37,121	$82,288
Manufacturing costs	20,684	22,741
Stock based compensation	9,411	7,381
Other projects and overhead	21,909	19,757

Total Research and Development Expenses	$89,125	$132,167

Research and development expenses decreased to $89.1 million for the year ended December 31, 2019 as compared to $132.2 million for the year ended December 31, 2018, representing a decrease of approximately $43.1 million, or 33%. This decrease is due primarily to a decrease of approximately $45.7 million of costs associated with lumateperone clinical costs due primarily to substantial completion in 2019 of two bipolar depression trials and a long term safety trial for lumateperone and a decrease of approximately $2.0 million in manufacturing expense, partially offset by an increase of approximately $2.0 million in stock compensation expense, approximately $0.6 million in costs for lumateperone non-clinical
efforts and an increase of approximately $2.1 million of
non-lumateperone
projects and overhead expenses. For the year ended December 31, 2019, the Company recorded a change in estimate of approximately $5.3 million related to the prior year estimates of accrued expenses for clinical trials that resulted in a reduction of research and development expenses. Expenses for other projects and overhead increased as we expanded our preclinical development of
ITI-333
and
ITI-214,
among others.

As development of lumateperone progresses, we anticipate costs for lumateperone to increase due primarily to ongoing and planned clinical trials relating to our lumateperone programs in the next several years as we conduct Phase 3 and other clinical trials. We are also required to complete non-clinical
testing to obtain FDA approval and manufacture material needed for clinical trial use, which includes non-clinical
testing of the drug product and the creation of an inventory of drug product in anticipation of possible FDA approval. We received FDA approval on December 20, 2019 for lumateperone as a treatment for schizophrenia. There was no lumateperone inventory purchased, received, or produced from the date of approval through December 31, 2019 and therefore no inventory costs are reflected on our balance sheet through December 31, 2019.
As of December 31, 2019, we employed 56 full time personnel in our research and development group as compared to 49 full time personnel in our research and development group at December 31, 2018. We expect to hire additional staff as we increase our development efforts and grow our business in the upcoming years.
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
 10-K.
General and Administrative Expenses
General and administrative expenses increased for the year ended December 31, 2019 as compared to the year ended December 31, 2018 by approximately $34.8 million, or 115.8%. The increase is primarily the result of an increase in pre-commercialization
costs of approximately $21.2 million, labor costs of approximately $7.7 million, stock compensation expense of approximately $1.4 million, rent expense of approximately $1.1 million and professional fees of approximately $0.9 million. Salaries, bonuses and related benefit costs for our executive, finance and administrative functions for the years ended 2019 and 2018 constituted approximately 40% and 56%, respectively, of our total general and administrative costs. The next major categories of expenses were patent costs and, to a lesser extent, general office-related overhead.
We expect general and administrative costs to increase significantly as we hire additional staff and expand our operations. We also expect selling costs which will be separately presented in future periods to increase significantly from the $21.2 million of pre-commercialization
costs incurred in 2019. This will primarily be due to hiring approximately 240 sales representatives and a sales management group, incurring sales operations costs and implementing marketing activities to support the commercialization of CAPLYTA.
Interest Income
Interest income has decreased to approximately $6.3 million from $7.1 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This decrease is primarily a result of lower cash balances due to cash used in the operations of the company in 2019 and is partially offset by higher interest rates during 2019.
Income Taxes
In September 2016, the Company licensed certain intellectual property rights to its wholly-owned subsidiary, ITI Limited, which was formed in the third quarter of 2016. Although the license of intellectual property rights did not result in any gain or loss in the consolidated statements of operations, the transaction generated taxable net income in the U.S in 2016. We utilized a portion of our available federal and state net operating loss carryforwards to offset the majority of this net income but incurred approximately $1.1 million of AMT related to intercompany transactions that were treated as tax expense in our consolidated statement of operations in 2016. In December 2017 the TCJA granted a refund of the AMT or a reduction of taxes in future periods. The Company has therefore recognized a benefit of approximately $1.1 million for these taxes in 2017. The Company received approximately $529,000 in 2019 and expects to receive the remainder within the next three years.
Liquidity and Capital Resources
Through December 31, 2019, we provided funds for our operations by obtaining approximately $883.6 million of cash primarily through public and private offerings of our common stock and other securities, grants from government agencies and foundations and payments received under the terminated Takeda License Agreement. We do not believe that grant revenue will be a significant source of funding in the near future.
On January 10, 2020, we completed a public offering of 10,000,000 shares of our common stock. All of the shares in the offering were sold by the Company, with gross proceeds to the Company of approximately $295.0 million and net proceeds of approximately $276.9 million, after deducting underwriting discounts, commissions and estimated offering expenses.

As of December 31, 2019, we had a total of approximately $224.0 million in cash and cash equivalents and available-for-sale
investment securities, and approximately $36.2 million of short-term liabilities consisting entirely of liabilities related to operations. In the year ended December 31, 2019, we spent approximately $135.0 million for operations and equipment, not including $6.3 million of interest income. We reduced working capital by approximately $125.0 million for the year ended December 31, 2019. This use of cash was primarily for conducting clinical trials and non-clinical
testing, including manufacturing related activities, conducting pre-commercialization
activities and funding recurring operating expenses.
Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Annual Report. During that time, we expect that our expenses will increase substantially due primarily to our commercialization activities and related infrastructure expansion in connection with the commercialization of CAPLYTA for the treatment of schizophrenia; the development of lumateperone in our late stage clinical programs; the development of our other product candidates, including ITI-214; the continuation of manufacturing activities in connection with the development of lumateperone; and general operations.
We will require significant additional financing in the future to continue to fund our operations. We believe that we have the funding in place to commercialize CAPLYTA in patients with schizophrenia. With our existing cash, cash equivalents and available-for-sale
investment securities, we believe that we have the funds to complete our ongoing clinical trials of lumateperone in bipolar disorder as a monotherapy and as an adjunctive therapy with lithium or valproate. We also plan to fund additional clinical trials of lumateperone for the treatment of behavioral disturbances in dementia and depressive disorders; preclinical and clinical development of our
ITI-007
long acting injectable development program; additional clinical trials of lumateperone; continued clinical development of our PDE program, including
ITI-214;
research and preclinical development of our other product candidates; and the continuation of manufacturing activities in connection with the development of lumateperone. We anticipate requiring additional funds for further development of lumateperone in patients with dementia, including AD, for further development of lumateperone in patients with bipolar disorder, depressive disorders and other indications, and for development of our other product candidates. We have incurred losses in every year since inception with the exception of 2011, when we received an up-front
fee and a milestone payment related to a license agreement that has been terminated. These losses have resulted in significant cash used in operations. For the year ended December 31, 2019, we used net cash in operating activities and purchases of equipment of approximately $135.0 million. This total does not include an offset for $6.3 million of interest income received. While we have several research and development programs underway, the lumateperone program has advanced the furthest and will continue to consume increasing amounts of cash for conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct the activities necessary to pursue FDA approval of lumateperone beyond schizophrenia and our other product candidates, as well as commercialization efforts, we expect the amount of cash to be used to fund operations to increase over the next several years.
We intend to pursue the development of our PDE1 program, including
ITI-214
for the treatment of several CNS and
non-CNS
conditions. We anticipate a moderate increase in our operating expenses related to our PDE development programs. Following the positive safety and tolerability results in our Phase 1 program, we have initiated our development program for
ITI-214
for Parkinson’s disease and commenced patient enrollment in the third quarter of 2017 in a Phase 1/2 clinical trial of
ITI-214
in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor
exploratory endpoints. In addition, in the first quarter of 2018, the IND went into effect for
ITI-214
for the treatment of heart failure. We have initiated clinical conduct of the first clinical study in this program, a randomized, double-blind, placebo-controlled study of escalating single doses of
ITI-214
to evaluate safety and hemodynamic effects in patients with systolic heart failure. We expect these expenses to increase for 2020 and beyond.
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
which was declared effective by the SEC on September 12, 2019, on which we registered for sale up to $350 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which includes up to $75 million of common stock that we may issue and sell from time to time, through SVB Leerink LLC acting as our sales agent, pursuant to the sale agreement that we entered into with SVB Leerink on August 29, 2019 for our
“at-the-market”
equity program. In addition, on January 6, 2020, we filed an automatic shelf registration statement on Form
S-3
with the SEC, which became effective upon filing, on which we registered for sale an unlimited amount of any combination of its common stock, preferred stock, debt securities, warrants, rights, and/or units from time to time and at prices and on terms that we may determine, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. These registration statements will remain in effect for up to three years from the respective dates they became effective.
We cannot be sure that future funding will be available to us when we need it on terms that are acceptable to us, or at all. We sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs. The amount of funding we raise through sales of our common stock or other securities depends on many factors, including, but not limited to, the magnitude of sales of CAPLYTA, the status and progress of our product development programs, projected cash needs, availability of funding from other sources, our stock price and the status of the capital markets. Due to the volatile nature of the financial markets, equity and debt financing may be difficult to obtain. In addition, any unfavorable results in the commercialization of CAPLYTA and unfavorable development or delay in the progress of our lumateperone program could have a material adverse impact on our ability to raise additional capital.
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

In 2014, we entered into a long-term lease with a related party which, as amended, provided for a lease of 16,753 square feet of useable laboratory and office space located at 430 East 29th Street, New York, New York 10016. Concurrent with this lease, we entered into a license agreement to occupy certain vivarium related space in the same facility for the same term, rent and escalation provisions as the lease. This license has the primary characteristics of a lease and is characterized as a lease in accordance with ASU
2016-02
for accounting purposes. In September 2018, we further amended the lease to obtain an additional 15,534 square feet of office space beginning October 1, 2018 and to extend the term of the lease for previously acquired space. The lease, as amended, has a term of 14.3 years ending in May 2029. We expect that our facility related costs will increase as a result of leasing this additional space. In February 2019, we entered into a long-term lease for 3,164 square feet of office space in Towson, Maryland beginning March 1, 2019. The lease has a term of 3.2 years ending in April 2022. We anticipate acquiring additional space in 2020 to accommodate our commercial and infrastructure expansion which could result in a moderate increase in facility costs.
Off-Balance
Sheet Arrangements
We do not have any
off-balance
sheet arrangements.
Contractual Obligations and Commitments
Total contractual obligations as of December 31, 2019 are summarized in the following table (in thousands):

	Payments Due By Period
	Total	2020	2021-2022	2023-2025	After 2025
Operating Lease Obligations	$35,155	$3,346	$6,940	$11,029	$13,840

The table of Contractual Obligations and Commitments does not reflect that, under the License Agreement with BMS, we may be obligated to make future milestone payments to BMS totaling $10 million, including the $5.0 million paid in January 2020; to make other future milestone payments to BMS for each licensed product of up to an aggregate of approximately $14.75 million; to make tiered single digit percentage royalty payments on sales of licensed products; and to pay BMS a percentage of non-royalty
payments made in consideration of any sublicense.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses for the periods presented. Judgments must also be made about the disclosure of contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management makes estimates and exercises judgment in research and development, including clinical trial accruals. Actual results may differ from those estimates and under different assumptions or conditions.
We believe that the following critical accounting policy affects management’s more significant judgments and estimates used in the preparation of our financial statements:
Research and Development, Including Clinical Trial Expenses
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
As part of the process of preparing our financial statements, we are required to estimate expenses resulting from the obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate clinical trial expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the clinical trial as measured by subject progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account various clinical information provided by vendors and discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations, clinical sites and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. For the year ended December 31, 2019, we recorded a change in estimate of approximately $5.3 million related to the prior year estimates of accrued expenses for clinical trials that resulted in a reduction of research and development expenses. For the year ended December 31, 2018, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.
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
We adopted this standard on January 1, 2018 using the “modified retrospective method” which did not result in an impact to our financial statements as we have not had product sales to date. Upon commercializing a product or executing any revenue generating contracts, we will provide additional disclosures in the notes to the consolidated financial statements related to the relevant aspects of any revenue generating contracts that we have or into which we expect to enter.

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
In February 2016, the FASB issued ASU No.
 2016-02,
Leases (“ASU
2016-02”).
ASU
2016-02
requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. ASU
2016-02
is effective for annual reporting periods beginning after December 15, 2018. The Company adopted the standard on January 1, 2019 using the simplified transition method, allowing the Company to not restate comparative periods and apply ASU No. 2016-02, Leases (Topic 842) on a prospective basis, resulting in a balance sheet presentation that is not comparable to the prior period in the first year of adoption. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed the Company to carry forward the historical lease classification. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. The Company recognizes those lease payments in the consolidated statements of operations on a straight-line basis over the lease term.
The adoption of the standard resulted in recognition of additional right of use assets and lease liabilities of approximately $20.2 million and $23.4 million, respectively, as of January 1, 2019. The difference between these amounts represents the net deferred rent as of January 1, 2019 with no impact on the accumulated deficit. The adoption of the new lease standard was a non-cash
transaction. The Company concluded the new standard did not have a material impact on its liquidity and income tax position.
In June 2016, the FASB issued ASU No.
 2016-13,
“Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU
2016-13”).
This guidance applies to all entities and impacts how entities account for credit losses for most financial assets and other instruments. For available-for-sale
debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. For trade receivables, loans and held-to-maturity
debt securities, entities will be required to estimate lifetime expected credit losses. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018 and interim periods therein. The Company elected not to early adopt the standard, and therefore, adopted the standard on January 1, 2020. The Company is considering the implications of adopting the new standard, including the applicable financial statement disclosures required by the new guidance. The Company is assessing any potential impacts on its internal controls, business processes, and accounting policies related to both the implementation of, and ongoing compliance with, the new guidance. Upon adoption of the new standard on January 1, 2020, the Company will begin recognizing an allowance using a forward-looking approach to estimating the expected credit loss related to its financial assets. The Company does not anticipate that the adoption of the new standard will have a significant impact on its operating results, financial position or cash flows.
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
In June 2018, the FASB issued ASU No.
 2018-07,
Compensation-Stock Compensation (Topic 718)—Improvements to Nonemployee Share-Based Payment Accounting (“ASU
2018-07”).
The standard allows for the entity to only remeasure equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. After adoption, the nonemployee share-based payment awards would be treated similar to employee share-based payment awards going forward. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We adopted ASU
2018-07
on January 1, 2019. As our nonemployee share-based awards are not significant, we concluded that the adoption did not have a material impact on the consolidated accumulated deficit.
In December 2019, the FASB issued ASU
2019-12,
Income Taxes (Topic 740)(ASU
2019-12)
final guidance that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation that is applicable to the Company, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences among other changes. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company elected to early adopt the ASU
2019-12
as of December 31, 2019. Management concluded that the adoption of the new standard did not have a material impact to income taxes for the year ended December 31, 2019.
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity.
 As of December 31, 2019, we had cash, cash equivalents and marketable securities of approximately $224.0 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates, although the recent decline in interest rates has resulted in our unrealized gain on investments, net, as of December 31, 2019 of approximately $128,000 and an unrealized loss on investments, net, in 2018 totaling approximately $668,000. Since we plan on holding those investments to maturity, no recognition of impairment is required. Declines in interest rates, however, would reduce future investment income.
Capital Market Risk.
 Although we expect to begin receiving product revenues following our commercial launch of CAPLYTA, we continue to depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.

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
have concluded that, based on such evaluation, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment, management believes that, as of December 31, 2019, the company’s internal control over financial reporting is effective based on those criteria
.
Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting. This report appears further below in this Item 9A.
Changes in Internal Controls
There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Intra-Cellular Therapies, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Intra-Cellular Therapies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Intra-Cellular Therapies, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 2, 2020 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Baltimore, MD
March 2, 2020
Item 9B.	OTHER INFORMATION

On February 26, 2020, the Company’s board of directors approved a new Code of Business Conduct and Ethics (the “Code”). The revisions to the Code include, among other things, the expansion of sections of the Code relating to compliance with laws and regulations. In addition, non-substantive changes were made to the Code to enhance readability. The adoption of the Code did not relate to or result in any waiver, explicit or implicit, of any provision of the previous Code.
The foregoing description of the Code is qualified in its entirety by the full text of the Code, which is available on the Company’s investor relations website at
www.intracellulartherapies.com
.

PART III
Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Delinquent Section 16(a) Reports,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.
Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation,” “Compensation Discussion and Analysis,” “Management and Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Risks Related to Compensation Practices and Policies” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Equity Compensation Plan Information” and “Approval of Amendment to the Intra-Cellular Therapies, Inc. 2018 Equity Incentive Plan” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.
Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

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
			8-K (Exhibit 3.4)	9/5/2013	000-54896

3.4	Restated Bylaws of the Registrant.		8-K (Exhibit 3.5)	9/5/2013	000-54896

4.1	Form of common stock certificate.		8-K (Exhibit 4.1)	9/5/2013	000-54896

4.2	Description of securities.	X

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1	.1	License Agreement dated as of May 31, 2005 by and between Bristol-Meyers Squibb Company and Intra-Cellular Therapies, Inc.**		8-K/A (Exhibit 10.1.1)	10/31/2013	000-54896

	.2	Amendment No. 1 to License Agreement dated as of November 3, 2010 by and between Bristol-Meyers Squibb Company and Intra-Cellular Therapies, Inc.		8-K (Exhibit 10.1.2)	9/5/2013	000-54896

10.2		Supply Agreement dated as of January 4, 2017 by and between Siegfried Evionnaz SA and ITI Limited.**		10-K (Exhibit 10.3)	3/1/2017	001-36274

10.3		Sales Agreement, dated as of August 29, 2019, by and between SVB Leerink LLC and Intra-Cellular Therapies, Inc.		Form S-3 (Exhibit 1.2)	8/30/2019	333-233537

10.4		Employment Agreement effective as of February 26, 2008 by and between Sharon Mates, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.3)	9/5/2013	000-54896

10.5	.1	Employment Agreement effective as of August 3, 2015 by and between Michael I. Halstead and Intra-Cellular Therapies, Inc.*		10-Q (Exhibit 10.1)	11/5/2015	001-36274

	.2	Amendment No.1 to Employment Agreement dated as of November 9, 2016 by and between Michael I. Halstead and Intra-Cellular Therapies, Inc.*		10-Q (Exhibit 10.1)	11/9/2016	001-36274

10.6		Employment Agreement effective as of February 26, 2008 by and between Lawrence J. Hineline and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.4)	9/5/2013	001-36274

10.7	.1	Employment Agreement effective as of November 4, 2015 by and between Robert Davis, Ph.D. and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.6)	2/25/2016	001-36274

	.2	Amendment No.1 to Employment Agreement dated as of November 9, 2016 by and between Robert Davis, Ph.D. and Intra-Cellular Therapies, Inc.*		10-Q (Exhibit 10.2)	11/9/2016	001-36274

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.8	.1	Employment Agreement effective as of November 5, 2015 by and between Kimberly Vanover, Ph.D. and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.7)	2/25/2016	000-54896

	.2	Amendment No.1 to Employment Agreement dated as of November 9, 2016 by and between Kimberly Vanover, Ph.D. and Intra-Cellular Therapies, Inc.*		10-Q (Exhibit 10.3)	11/9/2016	001-36274

10.9		Employment Agreement effective as of November 13, 2017 by and between Andrew Satlin, M.D. and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.8)	3/1/2018	001-36274

10.10		Employment Agreement effective as of October 15, 2018 by and between Mark Neumann and Intra-Cellular Therapies, Inc.		10-K (Exhibit 10.9)	2/27/2019	001-36274

10.11		Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of September 1, 2003 by and between Sharon Mates, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.8)	9/5/2013	000-54896

10.12		Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of July 29, 2014 by and between Michael Halstead and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.11)	3/12/2015	001-36274

10.13		Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of December 1, 2003 by and between Lawrence J. Hineline and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.9)	9/5/2013	000-54896

10.14		Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of November 4, 2015 by and between Robert Davis, Ph.D. and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.11)	2/25/2016	001-36274

10.15		Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of March 5, 2007 by and between Kimberly E. Vanover, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.12)	9/5/2013	000-54896

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.16	Employee Proprietary Information, Inventions, Inventions, and Non-Competition Agreement effective as of November 13, 2017 by and between Andrew Satlin, M.D. and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.14)	3/1/2018	001-36274

10.17	Employee Proprietary Information, Inventions, Inventions, and Non-Competition Agreement effective as of December 10, 2018 by and between Mark Neumann and Intra-Cellular Therapies, Inc.		10-K (Exhibit 10.16)	2/27/2019	001-36274

10.18	Form of Indemnification Agreement by and between the Company and its directors and executive officers.*		8-K (Exhibit 10.13)	9/5/2013	000-54896

10.19	2003 Equity Incentive Plan, as amended.*		8-K (Exhibit 10.14)	9/5/2013	000-54896

10.20	Form of Stock Option Agreement under the 2003 Equity Incentive Plan, as amended.*		8-K (Exhibit 10.15)	9/5/2013	000-54896

10.21	Amended and Restated 2013 Equity Incentive Plan.*		8-K (Exhibit 10.1)	6/18/2015	001-36274

10.22	Form of Stock Option Agreement under the 2013 Equity Incentive Plan.*		10-K (Exhibit 10.19)	3/25/2014	001-36274

10.23	Intra-Cellular Therapies, Inc. 2018 Equity Incentive Plan.*		8-K (Exhibit 10.1)	6/21/2018	001-36274

10.24	Form of Stock Option Agreement under the 2018 Equity Incentive Plan.*		8-K (Exhibit 10.2)	6/21/2018	001-36274

10.25	Form of Director Stock Option Agreement under the 2018 Equity Incentive Plan.*		8-K (Exhibit 10.3)	6/21/2018	001-36274

10.26	Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan.*		8-K (Exhibit 10.4)	6/21/2018	001-36274

10.27	Form of Director Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan.*		8-K (Exhibit 10.5)	6/21/2018	001-36274

10.28	Non-Employee Director Compensation Policy, as amended.*	X

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.29		Redemption Agreement dated as of August 29, 2013 by and between the Registrant and NLBDIT 2010 Services, LLC.		8-K (Exhibit 10.17)	9/5/2013	000-54896

10.30		Indemnity Agreement dated as of August 29, 2013 by and among the Registrant, Intra-Cellular Therapies, Inc. and Samir N. Masri.		8-K (Exhibit 10.18)	9/5/2013	000-54896

10.31		Registration Rights Agreement dated as of August 29, 2013 by and among Intra-Cellular Therapies, Inc., the stockholders named therein and the Registrant.		8-K (Exhibit 10.19)	9/5/2013	000-54896

10.32		Intra-Cellular Therapies, Inc. 2019 Inducement Award Plan*	X

10.33		Form of Restricted Stock Unit Agreement under the 2019 Inducement Award Plan*	X

10.34		Form of Stock Option Agreement under the 2019 Inducement Award Plan*	X

21.1		Subsidiaries.		10-K (Exhibit 21.1)	3/1/2017	001-36274

23.1		Consent of Ernst & Young LLP.	X

31.1		Certification of the Chief Executive Officer.	X

31.2		Certification of the Chief Financial Officer.	X

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

	.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

	.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

	.DEF	Inline XBRL Taxonomy Extension Definition.	X

	.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
	.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.	X

104		Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).	X

*	Management contract or compensatory plan or arrangement.

**	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.

Item 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: March 2, 2020	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

By:	/s/ Sharon Mates, Ph.D. Sharon Mates, Ph.D.	Chairman, President and Chief Executive Officer (principal executive officer)	March 2, 2020

By:	/s/ Lawrence J. Hineline Lawrence J. Hineline	Senior Vice President of Finance and Chief Financial Officer (principal financial officer and principal accounting officer)	March 2, 2020

By:	/s/ Christopher Alafi, Ph.D. Christopher Alafi, Ph.D.	Director	March 2, 2020

By:	/s/ Richard Lerner, M.D. Richard Lerner, M.D.	Director	March 2, 2020

By:	/s/ Joel S. Marcus Joel S. Marcus	Director	March 2, 2020

By:	/s/ Rory B. Riggs Rory B. Riggs	Director	March 2, 2020

By:	/s/ Robert L. Van Nostrand Robert L. Van Nostrand	Director	March 2, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Intra-Cellular Therapies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Intra-Cellular Therapies, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No.
 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No.
 2016-02,
Leases (Topic 842), and the related amendments.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Clinical trial expenses

Description of the Matter
As described in Note 2 to the consolidated financial statements, at each consolidated balance sheet date the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The Company recorded accrued expenses for the clinical trial accruals, which are included in accrued and other current liabilities on the December 31, 2019 consolidated balance sheet and also recorded prepaid clinical trial expenses, which are included in prepaid expenses and other current assets on the December 31, 2019 consolidated balance sheet. The amounts recorded for clinical trial accruals and for prepaid clinical trial expenses, within the aforementioned balance sheet captions represent the Company’s estimate of the unpaid and prepaid clinical trial expenses based on the progress of the research and development services for clinical trials compared to the amounts paid for clinical trials through December 31, 2019.

Auditing the Company’s clinical trial accruals and prepaid clinical trial expenses involved a high degree of subjectivity due to the significant estimation required in determining the progress to completion of specific tasks conducted under its clinical trials and the costs of those tasks that will be invoiced by the vendors, clinical research organizations and consultants and under clinical site agreements subsequent to the date that the consolidated financial statements are issued.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s estimation of the clinical trial expenses, including the process of estimating the expenses incurred to date based on the status of the clinical trials. For example, we tested controls over management’s review of the clinical trial expense calculation, the significant assumptions about the status of research and development services incurred, and the completeness and accuracy of the data used to calculate the estimates.

To test the clinical trial accruals and prepaid clinical trial expenses, we performed procedures that included, among others, reading each agreement and change order with the vendors, clinical research organizations and consultants, and under clinical site agreements, and evaluating the significant assumptions described above and the methods used in developing the clinical trial estimates and calculating the amounts that were unpaid and prepaid at the balance sheet date. We made direct inquiries of financial and clinical personnel on the status of the clinical trials, progress to completion of clinical trials, method of allocating contractual charges to specific tasks performed during the clinical trials, and the status of change orders. We compared the current estimate of expenses incurred to estimates previously made my management. We also assessed the historical accuracy of management’s estimates and examined payments made to service providers after the consolidated balance sheet date.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Baltimore, Maryland
March 2, 2020

Intra-Cellular Therapies, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$107,636,849	$54,947,502
Investment securities, available-for-sale	116,373,335	292,583,046
Prepaid expenses and other current assets	6,313,785	7,908,133

Total current assets	230,323,969	355,438,681
Property and equipment, net	2,259,740	1,159,766
Right of use assets, net	18,252,074	—
Deferred tax asset, net	264,609	529,218
Other assets	86,084	78,833

Total assets	$251,186,476	$357,206,498

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,425,024	$13,961,060
Accrued and other current liabilities	16,138,909	20,044,866
Lease liabilities, short-term	3,187,435	—
Accrued employee benefits	9,472,651	2,293,259

Total current liabilities	36,224,019	36,299,185
Deferred rent	—	3,192,432
Lease liabilities	19,955,186	—

Total liabilities	56,179,205	39,491,617

Stockholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 55,507,497 and 54,895,295 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	5,551	5,490
Additional paid-in capital	904,971,772	880,753,339
Accumulated deficit	(710,098,369)	(562,376,191)
Accumulated comprehensive gain/(loss)	128,317	(667,757)

Total stockholders’ equity	195,007,271	317,714,881

Total liabilities and stockholders’ equity	$251,186,476	$357,206,498

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2019	2018	2017
Grant revenue	$60,613	$—	$245,837

Costs and expenses:
Research and development	89,124,838	132,166,913	79,419,009
General and administrative	64,947,625	30,099,855	23,666,957

Total costs and expenses	154,072,463	162,266,768	103,085,966

Loss from operations	(154,011,850)	(162,266,768)	(102,840,129)
Interest income	(6,291,272)	(7,140,957)	(4,005,864)

Loss before provision (benefit) for income taxes	(147,720,578)	(155,125,811)	(98,834,265)
Income tax expense (benefit)	1,600	1,600	(1,060,851)

Net loss	$(147,722,178)	$(155,127,411)	$(97,773,414)

Net loss per common share:
Basic & Diluted	(2.68)	$(2.84)	$(2.12)
Weighted average number of common shares:
Basic & Diluted	55,186,206	54,707,865	46,181,926

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2019	2018	2017
Net loss	$(147,722,178)	$(155,127,411)	$(97,773,414)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	796,074	131,467	(481,985)

Comprehensive loss	$(146,926,104)	$(154,995,944)	$(98,255,399)

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2016	43,292,906	$4,329	$685,290,815	$(309,475,366)	$(317,239)	$375,502,539
Common shares issued October 2017	11,129,032	1,113	162,071,143	—	—	162,072,256
Exercise of stock options and vesting of restricted stock	162,642	17	285,143	—	—	285,160
Stock issued for services	13,099	1	190,884	—	—	190,885
Share-based compensation	—	—	14,641,520	—	—	14,641,520
Net loss	—	—	—	(97,773,414)	—	(97,773,414)
Other comprehensive loss	—	—	—	—	(481,985)	(481,985)

Balance at December 31, 2017	54,597,679	$5,460	$862,479,505	$(407,248,780)	$(799,224)	$454,436,961
Exercise of stock options and vesting of restricted stock	284,326	29	674,177	—	—	674,206
Stock issued for services	11,468	1	192,529	—	—	192,530
Share-based compensation	—	—	17,396,146	—	—	17,396,146
Stock warrant	1,822	—	10,982	—	—	10,982
Net loss	—	—	—	(155,127,411)	—	(155,127,411)
Other comprehensive income	—	—	—	—	131,467	131,467

Balance at December 31, 2018	54,895,295	$5,490	$880,753,339	$(562,376,191)	$(667,757)	$317,714,881
Exercise of stock options and vesting of restricted stock	596,558	59	3,235,542	—	—	3,235,601
Stock issued for services	15,644	2	194,203	—	—	194,205
Share-based compensation	—	—	20,788,688	—	—	20,788,688
Net loss	—	—	—	(147,722,178)	—	(147,722,178)
Other comprehensive income	—	—	—	—	796,074	796,074

Balance at December 31, 2019	55,507,497	$5,551	$904,971,772	$(710,098,369)	$128,317	$195,007,271

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(147,722,178)	$(155,127,411)	$(97,773,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	477,121	368,673	213,872
Share-based compensation	20,788,688	17,396,146	14,641,520
Stock issued for services	194,205	192,530	190,885
Amortization of premiums and discounts on investment activities	(1,131,597)	(943,239)	429,839
Changes in operating assets and liabilities:
Accounts receivable	—	—	94,339
Prepaid expenses and other assets	1,465,384	(3,026,908)	(879,200)
Long term deferred tax asset, net	264,609	529,217	(1,058,435)
Accounts payable	(6,536,036)	7,787,521	2,418,892
Accrued liabilities and employee benefits	3,327,095	14,386,774	1,211,103
Lease liabilities , net	889,468	—	—
Deferred rent	—	267,584	18,787

Net cash used in operating activities	(127,983,241)	(118,169,113)	(80,491,812)

Investing activities
Purchases of investments	(80,720,301)	(271,156,707)	(520,926,824)
Maturities of investments	258,857,683	406,189,288	428,932,538
Purchases of property and equipment	(700,395)	(391,268)	(723,429)

Net cash provided by (used in) investing activities	177,436,987	134,641,313	(92,717,715)

Financing activities
Exercise of stock options	3,235,601	674,206	285,160
Proceeds of public offerings, net	—	—	162,072,256
Proceeds from stock warrant	—	10,982	—

Net cash provided by financing activities	3,235,601	685,188	162,357,416

Net increase (decrease) in cash and cash equivalents	52,689,347	17,157,388	(10,852,111)
Cash and cash equivalents at beginning of period	54,947,502	37,790,114	48,642,225

Cash and cash equivalents at end of period	$107,636,849	$54,947,502	$37,790,114

Cash paid for taxes	$1,600	$1,600	$1,600

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019
1. Organization
Intra-Cellular Therapies, Inc. (the “Company”), through its wholly-owned operating subsidiaries, ITI, Inc. (“ITI”) and ITI Limited, is a biopharmaceutical company focused on the discovery, clinical development and commercialization of innovative, small molecule drugs that address underserved medical needs primarily in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system (“CNS”). In December 2019, the Company announced that CAPLYTA (lumateperone) has been approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of schizophrenia in adults (42mg/day). As used in these Notes to Consolidated Financial Statements, “CAPLYTA” refers to lumateperone approved by the FDA for the treatment of schizophrenia in adults, and “lumateperone” refers to, where applicable, CAPLYTA as well as lumateperone for the treatment of indications beyond schizophrenia. Lumateperone is in Phase 3 clinical development as a novel treatment for bipolar depression and agitation associated with dementia, including Alzheimer’s disease.
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
On January 10, 2020, the Company completed a public offering of common stock in which the Company sold 10,000,000 shares of common stock at an offering price of $29.50 per share for aggregate gross proceeds of $295 million. After deducting underwriting discounts, commissions and estimated offering expenses, the net proceeds to the Company were approximately $276.9 million. On October 2, 2017 and October 5, 2017, the Company completed a public offering of common stock in which the Company sold 11,129,032 shares of common stock, which included the exercise of the underwriters’ option to purchase an additional 1,451,613 shares, at an offering price of $15.50 per share for aggregate gross proceeds of approximately $172 million. After deducting underwriting discounts, commissions and offering expenses, the net proceeds to the Company were approximately $162 million.
In order to further its commercial activities and research projects and support its collaborations, the Company will require additional financing until such time, if ever, that revenue streams are sufficient to generate consistent positive cash flow from operations. The Company currently projects that its cash, cash equivalents and investments will be sufficient to fund operating expenses and capital expenditures for at least one year from the date that these financial statements are filed with the Securities and Exchange Commission (the “SEC”). Possible sources of funds include public or private sales of the Company’s equity securities, sales of debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of the Company’s product candidates and technology and, to a lesser extent, grant funding. On August 30, 2019, the Company filed a universal shelf registration statement on Form
S-3,
which was declared effective by the SEC on September 12, 2019, on which the Company registered for sale up to $350 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, which includes up to $75 million of common stock that the Company may issue and sell from time to time, through SVB Leerink LLC acting as its sales agent, pursuant to the sale agreement that the

1. Organization (continued)
Company entered into with SVB Leerink on August 29, 2019 for the Company’s
“at-the-market”
equity program. In addition, on January 6, 2020, the Company filed an automatic shelf registration statement on Form
S-3
with the SEC, which became effective upon filing, on which the Company registered for sale an unlimited amount of any combination of its common stock, preferred stock, debt securities, warrants, rights, and/or units from time to time and at prices and on terms that the Company may determine, so long as the Company continues to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. These registration statements will remain in effect for up to three years from the respective dates they became effective.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements of Intra-Cellular Therapies, Inc. and its wholly own subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States
GAAP
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although actual results could differ from those estimates, management does not believe that such differences would be material. On December 31, 2019, the Company accrued approximately $5.8 million of expense for 2019 employee bonuses that were paid in the first quarter of 2020. In previous years, employee bonuses were paid in the year they were earned.
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
Such securities are carried at estimated fair value, with any unrealized holding gains or losses reported, net of any tax effects reported, as accumulated other comprehensive income, which is a separate component of stockholders’ equity. Realized gains and losses, and declines in value judged to be other-than-temporary, if any, are included in consolidated results of operations. A decline in the market value of any available-for-sale
security below cost that is deemed to be other-than-temporary results in a reduction in fair value, which is charged to earnings in that

2. Summary of Significant Accounting Policies (continued)
period, and a new cost basis for the security is established. Dividend and interest income are recognized as interest income on the consolidated statements of operations when earned. The cost of securities sold is calculated using the specific identification method.
Investment securities consisted of the following (in thousands):

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$35,462	$35	$(3)	$35,494
Certificates of Deposit	3,000	—	—	3,000
Commercial Paper	39,013	10	(5)	39,018
Corporate Notes/Bonds	38,770	91	—	38,861

	$116,245	$136	$(8)	$116,373

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$124,691	$24	$(289)	$124,426
FDIC Certificates of Deposit (1)	245	—	—	245
Certificates of Deposit	1,000	—	—	1,000
Commercial Paper	41,317	—	(45)	41,272
Corporate Notes/Bonds	125,998	7	(365)	125,640

	$293,251	$31	$(699)	$292,583

(1)	“FDIC Certificates of Deposit” consist of deposits that are $250,000 or less.

The Company has classified all of its investment securities
available-for-sale,
including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of December 31, 2019 and 2018, the Company held $3.0 million and $64.6 million, respectively, of available-for-sale
investment securities with contractual maturity dates more than one year and less than two years.
The Company monitors its investment portfolio for impairment quarterly or more frequently if circumstances warrant. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, the Company records an impairment charge within earnings attributable to the estimated credit loss. In determining whether a decline in the value of an investment is other-than-temporary, the Company evaluates currently available factors that may include, among others: (1) general market conditions; (2) the duration and extent to which fair value has been less than the carrying value; (3) the investment issuer’s financial condition and business outlook; and (4) the Company’s assessment as to whether it is more likely than not that the Company will be required to sell a security prior to recovery of its amortized cost basis. As of December 31, 2019, the aggregate related fair value of investments with unrealized losses was

$
29.6
 million and the aggregate amount of unrealized losses was approximately $
8
 thousand
. Of the $
29.6
 million, $
17.1
 million have been held in a continuous unrealized loss position for less than
12
months and $
12.5
 million have been held in a continuous loss position for
12
months or longer. The total continuous unrealized loss for investments held for
12
months or longer is approximately $
3
 thousand
as of December
31
,
2019
. As of December
31
,
2018
, the aggregate related fair value of investments with unrealized losses was $
272.5
 million and the aggregate amount of unrealized losses was $
0.7
 million. Of the $
272.5
 million, $
180.4
 million have been held in a continuous unrealized loss position for less than
12
months and $
92.1
 million

2. Summary of Significant Accounting Policies (continued)
have been held in a continuous loss position for 12 months or longer. The total continuous unrealized loss for investments held for 12 months or longer is approximately $345 thousand
as of December 31, 2018.
The Company attributes the unrealized gains on the
available-for-sale
securities as of December 31, 2019 and the unrealized losses on the available for sales securities as of December 31, 2018 to the decline in related market interest rates in 2019. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk. As such, the Company does not consider these securities to be other-than-temporarily impaired.
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
The Company has no assets or liabilities that were measured using quoted prices for significant unobservable inputs (Level 3 assets and liabilities) as of December 31, 2019 and December 31, 2018. The carrying value of cash held in money market funds of approximately $49.9 million as of December 31, 2019 and $39.6 million as of December 31, 2018 is included in cash and cash equivalents and approximates market value based on quoted market price or Level 1 inputs. The carrying value of cash held in certificates of deposit of approximately $47.6 million and $7.5 million as of December 31, 2019 and 2018, respectively, is included in cash and cash equivalents and approximates market value based on quoted market price or Level 2 inputs. The carrying value of cash held in commercial paper of approximately $
3.0
 million as of December 31, 2019 is included in cash and cash equivalents and approximates market value based on quoted market price or Level 2 inputs.

2. Summary of Significant Accounting Policies (continued)
The fair value measurements of the Company’s cash equivalents and available-for-sale
investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$49,882	$49,882	$—	$—
U.S. government agency securities	35,494	—	35,494	—
Certificates of deposit	50,622	—	50,622	—
Commercial paper	42,015	—	42,015	—
Corporate bonds/notes	38,861	—	38,861	—

	$216,874	$49,882	$166,992	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$39,591	$39,591	$—	$—
U.S. government agency securities	124,426	—	124,426	—
FDIC certificates of deposit	245	—	245	—
Certificates of deposit	8,500	—	8,500	—
Commercial paper	41,272	—	41,272	—
Corporate bonds/notes	125,640	—	125,640	—

	$339,674	$39,591	$300,083	$—

Financial Instruments
The Company considers the recorded costs of its financial assets and liabilities, which consist of cash equivalents, prepaid expenses, right of use asset, net, other assets, accounts payable, accrued liabilities, accrued employee benefits, and, lease liabilities, to approximate their fair value because of their relatively short maturities at December 31, 2019 and December 31, 2018. Management believes that the risks associated with the Company’s financial instruments are minimal as the counterparties are various corporations, financial institutions and government agencies of high credit standing.
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

2. Summary of Significant Accounting Policies (continued)
The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of December 31, 2019 and 2018, as the Company has a history of collecting on all its accounts including government agencies and collaborations funding its research and there were no balances in accounts receivable as of these dates.
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
Research and Development, Including Clinical Trial Expenses
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
As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by subject progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account various clinical information provided by vendors and discussion with applicable personnel and external service providers as to the progress or state of consummation of trials, or the services completed. During the course of a

2. Summary of Significant Accounting Policies (continued)
clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations, clinical sites and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the year ended December 31, 2019, the Company recorded a change in estimate of approximately $
5.3

million related to the prior year estimates of accrued expenses for clinical trials that resulted in a reduction of research and development expenses.    For the year ended December 31, 2018, there were no material adjustments to the Company’s prior year estimates of accrued expenses for clinical trials.
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
The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. The Company accounts for uncertain tax positions pursuant to ASC Topic 740 (previously included in FASB Interpretation No. 48,
Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109
). Financial statement recognition of a tax position taken or expected to be taken in a tax return is determined based on a more-likely-than-not
threshold of that position being sustained. If the tax position meets this threshold, the benefit to be recognized is measured as the tax benefit having the highest likelihood of being realized upon ultimate settlement with the taxing authority. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in the provision for income taxes.
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
For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. Share-based compensation expense recognized in the statements of operations for the years ended December 31, 2019, 2018 and 2017 accounts for forfeitures as they occur.

2. Summary of Significant Accounting Policies (continued)
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
Beginning in the first quarter of 2016, 2017, 2018 and 2019, the Company granted time-based RSUs that vest in three equal annual installments. In the first quarter of 2017, the Company granted performance-based RSUs, which vested based on the achievement of certain milestones that include (i) the submission of a NDA with the FDA, (ii) the approval of the NDA by the FDA (collectively, the “Milestone RSUs”) and
(iii) the achievement of certain comparative shareholder returns against the Company’s peers (the “TSR RSUs”). The Milestone RSUs were valued at the closing price on March 8, 2017. The Milestone RSUs related to the NDA submission has been fully amortized through December 31, 2018. The NDA submission milestone was achieved in the third quarter of 2018, so the Milestone RSUs related to the NDA submission vested on December 31, 2018. The Milestone RSU’s related to the NDA approval was achieved in the fourth quarter of 2019, so the RSU’s vested on December 31, 2019. The amortization of the expenses for Milestone RSUs related to the approval of the NDA was fully amortized on December 31, 2019. The TSR RSUs were valued using the Monte Carlo Simulation method and were amortized over the life of the RSUs based on the agreements which vested on January 24, 2020. The expense recognition related to these equity grants was based on the Company’s best estimate.
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
In March 2016, the FASB issued ASU No.
 2016-09,
Compensation—Stock Compensation (“ASU
2016-09”).

ASU
 2016-09
simplifies several areas of accounting for stock compensation,

including simplification of the accounting for income taxes, classification of excess tax benefits on the Statement of Cash Flows and forfeitures. As of January 1, 2017, the Company adopted ASU
2016-09
for the quarter ended March 31, 2017. Accordingly, the Company recognized previously unrecognized excess tax benefits of $
9.7
 million recorded as deferred tax assets with a corresponding offsetting full valuation allowance at the beginning of 2017, which yielded no tax impact.

2. Summary of Significant Accounting Policies (continued)
Equity instruments issued to
non-employees
for services are accounted for under the provisions of ASC Topic 718 and ASC Topic
505-50,
Equity/Equity-Based Payments to Non-Employees
. Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the required services are completed and are marked to market during the service period.
In June 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan pursuant to which 4,750,000 additional shares of common stock were reserved for future equity grants.

In December 2019, the Company adopted the Intra-Cellular Therapies, Inc. 2019 Inducement Award Plan (the “2019 Inducement Plan”) without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. Pursuant to the 2019 Inducement Plan, the Company may grant stock options, restricted stock units, stock awards and other stock-based awards for up to a total of 1,000,000 shares of common stock to new employees of the Company. No shares were granted under the 2019 Inducement Plan as of December 31, 2019
.
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
The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect could be anti-dilutive as applied to the net loss for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Common Stock Equivalents	6,039,945	4,748,391	3,755,739
RSUs	1,268,679	647,411	190,933
TSR RSUs	67,080	206,484	347,199

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
The Company adopted this standard on January 1, 2018 using the “modified retrospective method” which did not result in an impact to its financial statements as the Company has not had product sales to date. Upon commercializing a product or executing any revenue generating contracts, the Company will provide additional disclosures in the notes to the consolidated financial statements related to the relevant aspects of any revenue generating contracts that the Company has or into which the Company expects to enter.
In January 2016, the FASB issued ASU No.
 2016-01,
Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU
2016-01”).
ASU
2016-01
eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments

2. Summary of Significant Accounting Policies (continued)
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
In February 2016, the FASB issued ASU No.
 2016-02,
Leases (“ASU
2016-02”).
ASU
2016-02
requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. ASU
2016-02
is effective for annual reporting periods beginning after December 15, 2018. The Company adopted the standard on January 1, 2019 using the simplified transition method, allowing the Company to not restate comparative periods and apply ASC No. 2016-02, Leases (Topic 842) on a prospective basis, resulting in a balance sheet presentation that is not comparable to the prior period in the first year of adoption. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed the Company to carry forward the historical lease classification. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. The Company recognizes those lease payments in the consolidated statements of operations on a straight-line basis over the lease term.
The adoption of the standard resulted in recognition of additional right of use assets and lease liabilities of approximately $20.2 million and $23.4 million, respectively, as of January 1, 2019. The difference between these amounts represents the net deferred rent as of January 1, 2019 with no impact on the accumulated deficit. The adoption of the new lease standard was a non-cash
transaction. The Company concluded the new standard did not have a material impact on its liquidity and income tax position.
In June 2016, the FASB issued ASU No.
 2016-13,
“Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” (ASU
2016-13)
This guidance applies to all entities and impacts how entities account for credit losses for most financial assets and other instruments. For available-for-sale
debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. For trade receivables, loans and held-to-maturity
debt securities, entities will be required to estimate lifetime expected credit losses. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018 and interim periods therein. The Company is considering the implications of adopting the new standard, including the applicable financial statement disclosures required by the new guidance. The Company is assessing any potential impacts on its internal controls, business processes, and accounting policies related to both the implementation of, and ongoing compliance with, the new guidance. Upon adoption of the new standard on January 1, 2020, the Company will begin recognizing an allowance using a forward-looking approach to estimating the expected credit loss related to financial assets. The Company does not anticipate that the adoption of the new standard will have a significant impact on operating results, financial position or cash flows.
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

2. Summary of Significant Accounting Policies (continued)
In June 2018, the FASB issued ASU No.
 2018-07,
Compensation-Stock Compensation (Topic 718)—Improvements to Nonemployee Share-Based Payment Accounting (“ASU
2018-07”).
The standard allows for the entity to only remeasure equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. After adoption, the nonemployee share-based payment awards would be treated similar to employee share-based payment awards going forward. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted ASU
2018-07
on January 1, 2019. As the Company’s nonemployee share-based awards are not significant, the Company concluded the adoption did not have a material impact on the consolidated accumulated deficit.
In December 2019, the FASB issued ASU
2019-12,
Income Taxes (Topic 740)(ASU
2019-12)
final guidance that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation that is applicable to the Company, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences among other changes. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company elected to early adopt the ASU
2019-12
as of December 31, 2019. Management concluded that the adoption of the new standard did not have a material impact to income taxes for December 31, 2019.
3. Property and Equipment
Property and equipment consist of the following:

	December 31,
	201 9	2018
Computer equipment	$243,532	$44,427
Furniture and fixtures	423,097	341,582
Scientific equipment	3,861,227	3,658,209
Leasehold improvements	1,240,315	149,470

	5,768,171	4,193,688
Less accumulated depreciation	(3,508,431)	(3,033,922)

	$2,259,740	$1,159,766

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $477,121, $368,673 and $213,872, respectively.

4. Right Of Use Assets and Lease Liabilities
In 2014, the Company entered into a long-term lease with a related party which, as amended, provided for a lease of useable laboratory and office space located in New York, New York. A member of the Company’s board of directors is the Executive Chairman of the parent company to the landlord under this lease. Concurrent with this lease, the Company entered into a license agreement to occupy certain vivarium related space in the same facility for the same term and rent escalation provisions as the lease. This license has the primary characteristics of a lease and is characterized as a lease in accordance with ASU
2016-02
for accounting purposes. In September 2018, the Company further amended the lease to obtain an additional office space beginning October 1, 2018 and to extend the term of the lease for previously acquired space. The lease, as amended, has a term of 14.3 years

4. Right Of Use Assets and Lease Liabilities (continued)
ending in May 2029. In February 2019, the Company entered into a long-term lease for office space in Towson, Maryland beginning March 1, 2019. The lease has a term of 3.2 years ending in April 2022 and includes limited rent abatement and escalation provisions. The Company has no other significant leases. In addition, no identified leases require allocations between lease and non-lease
components.
In adopting ASU
2016-02
as of January 1, 2019, the Company elected the package of practical expedients, which permit the Company not to reassess under the new standard the historical lease classification. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company also elected the lessee component election, allowing the Company to account for the lease and non-lease
components as a single lease component. In determining whether a contract contains a lease, asset and service agreements are assessed at onset and upon modification for criteria of specifically identified assets, control and economic benefit. The Company recognized those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. The Company uses the rate implicit in the contract whenever possible when determining the applicable discount rate. As the majority of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. On the lease commencement dates, the Company estimated the lease liabilities and the right of use assets at present value using its applicable incremental borrowing rates of its two long term leases of 7.2% for the Company’s Maryland lease of 3.2 years and 9.1% for the Company’s New York leases of 14.3 years. On January 1, 2019, upon adoption of ASU
2016-02,
the Company recorded right of use assets of approximately $20.2 million, lease liabilities of $23.4 million and eliminated deferred rent of $3.2 million.

At the execution of the Maryland lease in 2019, the Company recorded a right of use asset and a lease liability of $0.2 million which represented a non-cash
transaction.
Right of use assets and lease liabilities for operating leases were approximately
$18.3 million and $23.1 million as of December 31, 2019,

respectively. The operating cash outflows related to operating lease obligations for the year ended December 31, 2019 were $2,521,576.
Maturity analysis under the lease agreements are as follows:

Year ending December 31, 2020	3,346,375
Year ending December 31, 2021	3,448,323
Year ending December 31, 2022	3,491,166
Year ending December 31, 2023	3,566,466
Year ending December 31, 2024	3,675,196
Thereafter	17,627,040

Total	35,154,566
Less: Present value discount	(12,011,945)

Total Lease liability	$23,142,621

Less: current portion	(3,187,435)

Long-term lease liabilities	$19,955,186

Lease expense for the year ended December
31, 2019, 2018 and 2017
 was approximately $3.3
million $1.8 million and $1.4 million, respectively.
5. Share-Based Compensation
On June 18, 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the granting of stock-based awards, such as stock options, restricted common stock, RSUs

5. Share-Based Compensation (continued)
and stock appreciation rights to employees, directors and consultants as determined by the Board of Directors. The 2018 Plan replaced the Company’s Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”). The Company will grant no further stock options or other awards under the 2013 Plan. Any options or other awards outstanding under the 2013 Plan remain outstanding in accordance with their terms and the terms of the 2013 Plan. As of December 31, 2019, the total number of shares reserved under all equity plans is 11,287,390 and the Company had 2,208,317 shares available for future issuance under the 2018 Plan. Stock options granted under the 2018 Plan may be either incentive stock options (“ISOs”) as defined by the Internal Revenue Code of 1986, or non-qualified
stock options. The Board of Directors determines who will receive options, the vesting periods (which are generally one to three years) and the exercise prices of such options. Options have a maximum term of 10 years. The exercise price of ISOs granted under the 2018 Plan must be at least equal to the fair market value of the common stock on the date of grant.
In December 2019, the Company adopted the 2019 Inducement Plan for the grant of equity awards of up to 1,000,000 shares of common stock primarily to attract new employees to the Company’s commercial organization. No awards were granted as of December 31, 2019.
Total stock-based compensation expense related to all of the Company’s share-based awards, including stock options and RSUs granted to employees, directors and consultants recognized during the years ended December 31, 2019, 2018 and 2017, was comprised of the following:

	Years Ended December 31,
	2019	2018	2017
Research and development	$9,411,056	$7,380,814	$5,082,823
General and administrative	11,377,632	10,015,332	9,558,697

Total share-based compensation expense	$20,788,688	$17,396,146	$14,641,520

The following table describes the assumptions used for calculating the value of options granted during the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Dividend yield	0%	0%	0%
Expected volatility	85.7-96.5%	85.2%-85.8%	87.4%-90.4%
Weighted-average risk-free interest rate	2.32%	2.48%	2.1%
Expected term (in years)	6.0	6.0	6.0

Information regarding the stock options activity, including with respect to grants to employees, directors and consultants as of December 31, 2019, and changes during the period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2018	4,748,391	$18.26	7.0 years
Options granted	1,833,102	$12.98	9.2 years
Options exercised	(264,663)	$12.22	4.1 years
Options canceled or expired	(276,885)	$20.82	6.8 years

Outstanding at December 31, 2019	6,039,945	$16.81	7.0 years

Vested or expected to vest at December 31, 2019	6,039,945	$16.81

Exercisable at December 31, 2019	3,313,108	$19.38	5.6 years

5. Share-Based Compensation (continued)
The weighted-average grant date fair value for awards granted during the years ended December 31, 2019, 2018 and 2017 was $9.17, $15.22 and $15.08 per share, respectively.
The total
intrinsic value of the options exercised during the years ended December 31, 2019, 2018 and 2017 was $3,127,412, $1,683,679 and $1,609,268, respectively.
The total
intrinsic value of the options outstanding
as
o
f
December 31, 2019 was $113,241,283.
The total
intrinsic value of the options exercisable
as of
December 31, 2019 was $57,173,972.
The total fair value of shares vested
during
the years ended December 31, 2019, 2018 and 2017 was $11,983,108, $11,348,595 and $7,212,195, respectively.
During 2018, the Company granted options to certain scientific advisory board members of the Company to purchase 12,000 shares of common stock, at an average exercise price per share of $15.47. The options vest ratably over a period of 2 years. Stock compensation related to these grants will fluctuate with any changes in the underlying value of the Company’s common stock.
As of December 31, 2019, there w
as
 $10,522,078 of unrecognized compensation costs related to unvested time based RSUs which will be recognized over a weighted-average period of

1.8 years. The unrecognized share-based compensation expense related to stock option awards at December 31, 2019 was
$17,892,399
,
and will be recognized over a weighted-average period of 1.9 years.
The total intrinsic value of the time based RSUs vested during the years ended December 31, 2019, 2018 and 2017 was $3,109,328, $1,165,323 and $471,779, respectively. The total intrinsic value of the time based RSU’s outstanding as of December 31, 2019 was $43,528,382. The total fair value of time based RSUs vested during the years ended December 31, 2019, 2018 and 2017 was $4,623,030, $2,109,705 and $1,508,083, respectively. The fair value of time based RSUs is based on the closing price of the Company’s common stock on the date of grant. Information regarding time based RSU activity, including with respect to grants to employees as of December 31, 2019, and changes during the year then ended, is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2018	647,411	$18.16	1.8 years
Time based RSUs granted in 2019	950,449	$12.79	2.0 years
Time based RSUs vested in 2019	(267,143)	$21.64	0.7 years
Time based RSUs cancelled in 2019	(62,038)	$14.14	1.4 years

Outstanding at December 31, 2019	1,268,679	$13.60	1.7 years

The Company recognized
non-cash
stock-based compensation expense related to
Milestone
RSU’s for the years ended December 31, 2019, 2018 and 2017 of approximately $0.9 million, $0.5 million and $0.4 million, respectively. The total fair value of shares vested with respect to Milestone RSUs during the years ended December 31, 2019, 2018 and 2017 was $921,972, $1,062,212 and $0, respectively.

5. Share-Based Compensation (continued)
Information related to the Company’s Milestone RSUs and the TSR RSUs during the year ended December 31, 2019 are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2018	278,592	$15.35	1.8 years
Milestone RSUs and TSR RSUs vested in 2019	(65,111)	$14.16	0.2 years
Milestone RSUs and TSR RSUs cancelled in 2019	(146,401)	$15.64	0.2 years

Outstanding at December 31, 2019	67,080	$17.08	0.2 years

The weighted average estimated fair value per share of the TSR RSUs granted in 2017 was $17.08, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk-free rate of 1.6%, and expected volatility of 95.4%. The TSR RSUs granted in 2017 entitled the grantee to receive a number of shares of the Company’s common stock determined over a three-year performance period ending on December 31, 2019, provided the grantee remained in the service of the Company on the settlement date. The Company expensed the cost of these awards ratably over the requisite service period. The number of shares for which the TSR RSUs were settled as a percentage of shares for which the award was targeted depended on the Company’s total shareholder return (as defined below), expressed as a percentile ranking of the Company’s total shareholder return as compared to the Nasdaq. The number of shares for which the TSR RSUs were settled depended on the level of achievement of the goal. Total shareholder return was determined by dividing the average share value of the Company’s common stock over the 30 trading days preceding January 1, 2020 by the average share value of the Company’s common stock over the 30 trading days beginning on January 1, 2017, with a deemed reinvestment of any dividends declared during the performance period. The TSR RSUs valuation was complete and
67,080
shares subject to the TSR RSU’s were issued in the first quarter of 2020. The total intrinsic value of the TSR RSUs outstanding as of December 31, 2019 was $2,301,515.
As of December 31, 2019, there were no unrecognized compensation costs related to unvested Milestone RSU grants and TSR RSU grants.
6. Income Taxes
On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (“TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Code”). The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. In addition, the TCJA repealed the alternative minimum tax (“AMT”) and provides for a refund of AMT paid or a reduction of future taxes payable over a prescribed period of years between 2018 and 2021. With the passing of the TCJA, the Company recorded a receivable for prior period AMT, and therefore, the Company recognized an income tax benefit of approximately $1.1 million related to this prior period AMT in December 2017.
While the TCJA provide for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed

income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.
The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. As of the year ended December 31,

6. Income Taxes (continued)
2019, the Company’s foreign operations do not generate income and the Company is not currently subject to the GILTI provisions. The Company has not made an accounting policy election for GILTI and will analyze and formulate its GILTI accounting policy in the period which the Company becomes subject to the GILTI provisions.
The BEAT provisions eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Company has not made any qualifying payments and the BEAT tax is not applicable in 2019. Therefore, the Company has not included any tax impacts of BEAT in its consolidated financial statements for the year ended December 31, 2019.
During December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The Company has recognized the provisional tax impacts related to the release of the valuation allowance with respect to AMT credits and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The Company completed its evaluation of the effects of the TCJA during the fourth quarter of 2018 and the provisional amounts the Company accounted for in its December 31, 2017 provision were finalized in 2018 with no adjustments.
Income (loss) before income taxes is as follows:

	2019	2018	2017
U.S.	(56,121,258)	$(30,299,751)	$(20,486,935)
Non-U.S.	(91,599,320)	(124,826,060)	(78,347,330)

Total loss before taxes	(147,720,578)	$(155,125,811)	$(98,834,265)

Total income tax (benefit) expense for the years ended December 31, 2019, 2018 and 2017 is allocated as follows:

	2019	2018	2017
Current	$1,600	$1,600	$(2,416)
Deferred	(8,484,822)	(5,054,468)	13,713,987
Valuation allowance	8,484,822	5,054,468	(14,772,422)

Provision (benefit) for income taxes	$1,600	$1,600	$(1,060,851)

A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2019, 2018 and 2017 is as follows:

	December 31,
	2019	2018	2017
Income tax benefit at statutory federal rate	21.00%	21.00%	35.00%
Other Permanent differences	(0.67)	(0.58)	(0.43)
Foreign rate differential	(13.02)	(16.90)	(27.75)
2017 US Tax Reform impact	0.00	0.00	(21.89)
R&D Credit	0.00	0.00	(0.05)
Change in effective state tax rates	(0.16)	(0.38)	0.84
State income tax expense	(1.40)	0.12	0.40
Change in valuation allowance	(5.75)	(3.26)	14.95

Benefit for income taxes	0.0%	0.00%	1.07%

6. Income Taxes (continued)
Deferred income taxes reflect the net tax effect of temporary differences that exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. As of December 31, 2019, the Company had $183.1 million of federal net operating loss carryforwards, of
which
$131.2 million
expire at various dates through 2037

and $51.9 million do not expire. The gross amount of the state net operating loss carryforwards is equal to or less than the federal net operating loss carryforwards and expires over various periods based on individual state tax law. In general, businesses with U.S. net operating losses (“NOLs”) are considered loss corporations for U.S. federal income tax purposes. Pursuant to Section 382 of the Code, loss corporations that undergo an ownership change, as defined under the Code, may be subject to an annual limitation on the amount of NOLs (and certain other tax attributes) available to offset taxable income earned after such ownership change. For the years ended December 31, 2019, 2018, 2017
, 2016
and 2015, the Company performed a Section 382 ownership analysis and determined that an ownership change occurred

(within the meaning of Section 382 of the Code) in 2015 but not in subsequent periods. Based on the analysis performed through December 31, 2019, however, the Company does not believe that the Section 382 annual limitation will impact the Company’s ability to utilize the tax attributes that existed as of the date of the ownership change in a material manner.

The Company has not
performed a complete Section 382 analysis to determine the effect on ownership related to the January 2020 public offering. If the Company experiences an ownership change from the January 2020 public offering or in the future, the tax benefits related to the NOLs and tax credit carryforwards may be further limited or lost.
The following summarizes the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018, respectively:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$49,668,232	$43,872,566
Accrued employee benefits	589,667	441,780
Research and development credit	9,321,214	9,321,214
Stock compensation	12,965,250	10,530,859
Federal AMT credit	264,609	529,218
Deferred rent	—	712,314
Capital lease	4,973,618	—
Unrealized comprehensive loss	—	146,531
Depreciation	—	1,082

Deferred tax liabilities:
Right of use asset—capital lease	(3,922,583)	—
Unrealized gains on investment	(27,577)	—
Depreciation	(230,760)	—

Net deferred tax asset before valuation allowance	73,601,670	65,555,564
Valuation allowance	(73,337,061)	(65,026,346)

Net deferred tax asset	$264,609	$529,218

Based upon the Company’s historical operating performance and the reported cumulative net losses to date, the Company presently does not have sufficient objective evidence to support the recovery of its net deferred tax assets. Accordingly, the Company has established a full valuation allowance against its net deferred tax assets in 2019 and 2018, excluding the AMT paid in prior years that is refundable or available as a reduction to future taxes payable, for financial reporting purposes because it is not more likely than not that these deferred tax assets will be realized. In 2018, the Company reclassified $529,218 Federal AMT to Other Current Assets.

In 2019, the Company collected the $529,218 AMT credit reclassified to Other Current Assets in the prior year and reclassified $264,609 of AMT credit to Other Current Assets.

6. Income Taxes (continued)
The total amount of unrecognized tax benefits was $1.7 million as of December 31, 2019 and December 31, 2018. If recognized
,
none of these tax benefits would affect the effective tax rate due to valuation allowances.
The following summarizes the significant components of gross unrecognized tax benefits as of December 31, 2019 and 2018, respectively:

	December 31,
	2019	2018
Balance at January 1,	$1,738,815	$1,738,815
Current Year Uncertain Tax Positions:
Gross Change	—	—

Balance at December 31,	$1,738,815	$1,738,815

7. Collaborations and License Agreements
The Bristol-Myers Squibb License Agreement
In
2005, the Company entered into a worldwide, exclusive License Agreement with Bristol-Myers Squibb Company (“BMS”), pursuant to which the Company holds a license to certain patents and know-how
of BMS relating to lumateperone and other specified compounds. The agreement was amended
i
n November 2010. The licensed rights are exclusive, except BMS retains rights in specified compounds in the fields of obesity, diabetes, metabolic syndrome and cardiovascular disease. However, BMS has no right to use, develop or commercialize lumateperone and other specified compounds in any field of use. The Company has the right to grant sublicenses of the rights conveyed by BMS. The Company is obliged under the agreement to use commercially reasonable efforts to develop and commercialize the licensed technology. The Company is also prohibited from engaging in the clinical development or commercialization of specified competitive compounds.
Under the agreement, the Company made an upfront payment of $1.0 million to BMS, a milestone payment of $1.25 million in December 2013, and a milestone payment of $1.5 million in December 2014 following the initiation of the Company’s first Phase 3 clinical trial for lumateperone for patients with exacerbated schizophrenia. Upon FDA acceptance of an NDA filing for lumateperone, the Company was obligated to pay BMS a $2.0 million milestone payment. The Company achieved the acceptance in the third quarter of 2018 and has therefore accrued the $2.0 million which was paid in January 2019. The FDA approved the
NDA filing on December 23, 2019 and as a result
the Company
accrued
an additional milestone liability of
$5.0 million in the fourth quarter 2019 which was paid in January 2020. Possible milestone payments remaining total $5.0 million. Under the agreement, the Company may be obliged to make other milestone payments to BMS for each licensed product of up to an aggregate of approximately $14.75 million. The Company is also obliged to make tiered single digit percentage royalty payments ranging between 5 – 9% on sales of licensed products. The Company is obliged to pay to BMS a percentage of non-royalty
payments made in consideration of any sublicense.
The agreement extends, and royalties are payable, on a
country-by-country
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

8. Commitments and Contingencies
From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.
9. Employee Benefit Plan
The Company sponsors a defined contribution 401(k) plan covering all full-time employees. Participants may elect to contribute their annual pre-tax
earnings up to the federally allowed maximum limits. The Company made a matching contribution of 100% on the first 6% of contributions made by participants in the year ended December 31, 2019, 2018 and 2017. Participant and Company contributions vest immediately. During the years ended December 31, 2019, 2018 and 2017, the Company recorded matching contribution expense of $658,179, $429,318 and $378,233, respectively.
10. Related Parties
In the first quarter of 2015, the Company moved its headquarters to New York, New York. The Company has entered into a long-term lease with a related party for laboratory and office space
.
On September 28, 2018, the Company signed a lease with the same related party to acquire additional office space in the Company’s current headquarters facility and to extend the term of the lease for previously acquired space. The amendment includes provisions for yearly rent escalation, a limited rent abatement for the additional space, and an amount provided for leasehold improvements. The lease, as amended, has a term of 14.3 years ending in May 2029. A member of the Company’s board of directors is the Chairman of the board of directors, Chief Executive Officer and President of the parent company to the landlord under this lease.
1
1
. Unaudited Quarterly Financial Information
The tables herein set forth the Company’s unaudited condensed consolidated 2019 and 2018 quarterly statements of operations.
The following table sets forth the Company’s unaudited condensed consolidated statements of operations for the 2019 quarters ended:

2019 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Net loss	(40,582,851)	(34,862,399)	(37,441,164)	(34,835,764)
Basic and diluted net loss per share	$(0.74)	$(0.63)	$(0.68)	$(0.63)

The following table sets forth the Company’s unaudited condensed consolidated statements of operations for the 2018 quarters ended:

2018 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Net loss	(40,748,036)	(41,522,914)	(37,376,383)	(35,480,078)
Basic and diluted net loss per share	$(0.75)	$(0.76)	$(0.68)	$(0.65)

F-2
6