Form 10-Q
period 2020-06-30
Intra-Cellular Therapies, Inc.
filed 2020-08-10
CIK 1567514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
(646)
440-9333
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on whic h reg istered
Common Stock	ITCI	The Nasdaq Global Select Market
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
of the Exchange Act).    Yes  ☐    No  ☒
As of August
7
, 2020, the registrant had 67,306,099 shares of common stock outstanding.

Intra-Cellular Therapies, Inc.

In this Quarterly Report on Form
10-Q,
the terms “we,” “us,” “our,” and the “Company” mean Intra-Cellular Therapies, Inc. and our subsidiaries. “ITI” refers to our wholly-owned subsidiary ITI, Inc. and “ITI Limited” refers to our wholly-owned subsidiary ITI Limited.

i

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$129,290,445	$107,636,849
Investment securities, available-for-sale	278,468,502	116,373,335
Restricted cash	1,400,000	—
Accounts receivable, net	2,353,255	—
Inventory	2,335,042	—
Prepaid expenses and other current assets	4,726,134	6,313,785

Total current assets	418,573,378	230,323,969
Property and equipment, net	2,000,687	2,259,740
Right of use assets, net	20,270,675	18,252,074
Deferred tax asset, net	—	264,609
Other assets	86,084	86,084

Total assets	$440,930,824	$251,186,476

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,472,987	$7,425,024
Accrued and other current liabilities	19,383,111	16,138,909
Lease liabilities, short-term	3,973,920	3,187,435
Accrued employee benefits	11,412,697	9,472,651

Total current liabilities	40,242,715	36,224,019
Lease liabilities	21,158,241	19,955,186

Total liabilities	61,400,956	56,179,205
Stockholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 66,777,737 and 55,507,497 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	6,678	5,551
Additional paid-in capital	1,199,576,320	904,971,772
Accumulated deficit	(821,221,229)	(710,098,369)
Accumulated comprehensive income	1,168,099	128,317

Total stockholders’ equity	379,529,868	195,007,271

Total liabilities and stockholders’ equity	$440,930,824	$251,186,476

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Product sales, net	$1,875,889	$—	$2,758,405	$—
Grant revenue	30,747	—	231,710	—

Total revenues	1,906,636	—	2,990,115	—

Operating expenses:
Cost of product sales	128,539	—	197,850	—
Research and development	25,204,857	23,728,464	41,208,183	48,719,321
Selling, general and administrative	41,445,557	15,442,650	75,541,923	27,147,634

Total operating expenses	66,778,953	39,171,114	116,947,956	75,866,955

Loss from operations	(64,872,317)	(39,171,114)	(113,957,841)	(75,866,955)
Interest income	1,160,059	1,731,550	2,838,262	3,591,627

Loss before provision for income taxes	(63,712,258)	(37,439,564)	(111,119,579)	(72,275,328)
Income tax expense	—	1,600	3,281	1,600

Net loss	$(63,712,258)	$(37,441,164)	$(111,122,860)	$(72,276,928)

Net loss per common share:
Basic & Diluted	$(0.96)	$(0.68)	$(1.69)	$(1.31)
Weighted average number of common shares:
B asic & Diluted	66,429,371	55,145,901	65,767,737	55,129,654
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(63,712,258)	$(37,441,164)	$(111,122,860)	$(72,276,928)
Other comprehensive income:
Unrealized gain on investment securities	1,313,298	299,894	1,039,782	900,201

Comprehensive loss	$(62,398,960)	$(37,141,270)	$(110,083,078)	$(71,376,727)

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2019	55,131,125	$5,513	$885,888,318	$(597,211,955)	$(67,450)	$288,614,426
Exercise of stock options and issuances of restricted stock	51,878	5	259,206	—	—	259,211
Stock issued for services	3,742	1	48,570	—	—	48,571
Share-based compensation	—	—	4,987,424	—	—	4,987,424
Net loss	—	—	—	(37,441,164)	—	(37,441,164)
Other comprehensive gain	—	—	—	—	299,894	299,894

Balance at June 30, 2019	55,186,745	$5,519	$891,183,518	$(634,653,119)	$232,444	$256,768,362

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive ( Loss ) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	54,895,295	$5,490	$880,753,339	$(562,376,191)	$(667,757)	$317,714,881
Exercise of stock options and issuances of restricted stock	283,722	28	290,419	—	—	290,447
Stock issued for services	7,728	1	97,119	—	—	97,120
Share-based compensation	—	—	10,042,641	—	—	10,042,641
Net loss	—	—	—	(72,276,928)	—	(72,276,928)
Other comprehensive gain	—	—	—	—	900,201	900,201

Balance at June 30, 2019	55,186,745	$5,519	$891,183,518	$(634,653,119)	$232,444	$256,768,362

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive ( Loss ) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2020	66,200,761	$6,620	$1,188,095,880	$(757,508,971)	$(145,199)	$430,448,330
Common shares issued	230,000	23	5,595,186	—	—	5,595,209
Common shares issued receivable	—	—	(5,705,186)	—	—	(5,705,186)
Exercise of stock options and issuances of restricted stock	344,891	34	4,589,784	—	—	4,589,818
Stock issued for services	2,085	1	53,522	—	—	53,523
Share-based compensation	—	—	6,947,134	—	—	6,947,134
Net loss	—	—	—	(63,712,258)	—	(63,712,258)
Other comprehensive gain	—	—	—	—	1,313,298	1,313,298

Balance at June 30, 2020	66,777,737	$6,678	$1,199,576,320	$(821,221,229)	$1,168,099	$379,529,868

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	55,507,497	$5,551	$904,971,772	$(710,098,369)	$128,317	$195,007,271
Common shares issued	10,230,000	1,023	282,572,372	—	—	282,573,395
Common shares issued receivable	—	—	(5,705,186)	—	—	(5,705,186)
Exercise of stock options and issuances of restricted stock	1,034,672	103	5,178,876	—	—	5,178,979
S tock issued for services	5,568	1	107,055	—	—	107,056
Share-based compensation	—	—	12,451,431	—	—	12,451,431
Net loss	—	—	—	(111,122,860)	—	(111,122,860)
Other comprehensive gain	—	—	—	—	1,039,782	1,039,782

Balance at June 30, 2020	66,777,737	$6,678	$1,199,576,320	$(821,221,229)	$1,168,099	$379,529,868

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows used in operating activities
Net loss	$(111,122,860)	$(72,276,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	281,102	206,409
Share-based compensation	12,451,431	10,042,641
Stock issued for services	107,055	97,120
Amortization of premiums and discounts on investment securities, net	(334,857)	(646,583)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,353,255)	—
Inventory	(2,335,042)	—
Prepaid expenses and other assets	1,587,651	4,737,440
Long term deferred tax asset, net	264,609	—
Accounts payable	(1,952,037)	(8,328,277)
Accrued liabilities and other	5,184,249	3,230,143
Lease liabilities, net	(29,061)	—

Net cash used in operating activities	(98,251,015)	(62,938,035)

Cash flows (used in) provided by investing activities
Purchases of investments	(284,600,154)	(25,777,875)
Maturities of investments	123,879,626	126,370,905
Purchases of property and equipment	(22,049)	(1,129,576)

Net cash (used in) provided by investing activities	(160,742,577)	99,463,454

Cash flows provided by financing activities
Proceeds from exercise of stock options and issuances of restricted stock	5,178,979	290,447
Proceeds of public offerings, net	276,868,209	—

Net cash provided by financing activities	282,047,188	290,447

Net increase in cash, cash equivalents, and restricted cash	23,053,596	36,815,866
Cash, cash equivalents, and restricted cash at beginning of period	107,636,849	54,947,502

Cash, cash equivalents, and restricted cash at end of period	$130,690,445	$91,763,368

Non-cash investing and financing activities
Right of use assets under operating vehicle fleet leases	$2,821,861	$219,703

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	June 30,
	2020	2019
Cash and cash equivalents	$129,290,445	$91,763,368
Restricted cash	1,400,000	—

Total cash, cash equivalents and restricted cash	$130,690,445	$91,763,368

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
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
(lumateperone) had been approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of schizophrenia in adults (42mg/day). The Company initiated the commercial launch of CAPLYTA in late March 2020. As used in these Notes to Condensed Consolidated Financial Statements, “CAPLYTA” refers to lumateperone approved by the FDA for the treatment of schizophrenia in adults, and “lumateperone” refers to, where applicable, CAPLYTA as well as lumateperone for the treatment of indications beyond schizophrenia. Lumateperone is in Phase 3 clinical development as a novel treatment for bipolar depression.
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
which was declared effective by the SEC on September 12, 2019, on which the Company registered for sale up to $350 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, which includes up to $75 million of common stock that the Company may issue and sell from time to time, through SVB Leerink LLC acting as its sales agent, pursuant to the sale agreement that the Company entered into with SVB Leerink on August 29, 2019 for the Company’s
“at-the-market”
equity program. For the quarter ended June 30, 2020, the Company issued
230,000 shares of common stock under the Company’s
“at-the-market”
equity program which
resulted
in
the Company receiving net proceeds of $5.6 million

in
July 2020
. Subsequent to the quarter ended June
30
,
2020
, the Company has issued an additional
512,791
shares of common stock under the Company’s
“at-the-market”
equity program and received approximately $
12.3
 million of net proceeds.
In addition, on January
6
,
2020
, the Company filed an automatic shelf registration statement on Form
S-3
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of Intra-Cellular Therapies, Inc. and its wholly own subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP set forth in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). All intercompany accounts and transactions have been eliminated in consolidation. The Company currently operates in one operating segment. Operating segments are defined as components of an enterprise about which separate discrete information is available for the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance. The Company views its operations and manages its business in one segment, which is discovering, developing and commercializing drugs for the treatment of neurological and psychiatric disorders.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although actual results could differ from those estimates, management does not believe that such differences would be material.
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
Investment Securities
Investment securities consisted of the following (in thousands):

	June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(Unaudited)
U.S. Government Agency Securities	$73,024	$64	$(9)	$73,079
Certificates of Deposit	17,500	—	—	17,500
Commercial Paper	78,594	262	(15)	78,841
Corporate Notes/Bonds	108,182	868	(1)	109,049

	$277,300	$1,194	$(25)	$278,469

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$35,462	$35	$(3)	$35,494
Certificates of Deposit	3,000	—	—	3,000
Commercial Paper	39,013	10	(5)	39,018
Corporate Notes/Bonds	38,770	91	—	38,861

	$116,245	$136	$(8)	$116,373

The Company has classified all of its investment securities
as
available-for-sale,
including those with maturities beyond one year, as current assets on the condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of June 30, 2020, and December 31, 2019, the Company held $102.0 million and $3.0 million, respectively, of available-for-sale
investment securities with contractual maturity dates more than one year and less than two years.
The Company monitors its investment portfolio for overall risk, specifically credit risk loss, quarterly or more frequently if circumstances warrant. The Company would estimate the expected credit loss over the lifetime of the asset and record an allowance for the portion of the amortized cost basis of the financial asset that the Company does not expect to collect.
The aggregate related fair value of investments with unrealized losses as of June 30, 2020 was $47.7 million, which consisted of $30.5 million from U.S. government agency securities, $14.9 million of commercial paper, and $2.3 million of corporate notes/bonds. The aggregate amount of unrealized losses as of June 30, 2020 was approximately $25,000, which consisted of $9,000 from U.S. government agency securities, $15,000 from commercial paper, and $1,000 from corporate notes/bonds. The $47.7 million aggregate fair value of investments with unrealized losses as of June 30, 2020 has been held in a continuous unrealized loss position for less than 12 months. As of December 31, 2019, the Company had approximately $29.6 million of investments with a continuous unrealized loss for 12 months or longer of which approximately $12.5 million had been held in a continuous loss position for 12 months or longer.
The Company reviewed all of the investments which were in a loss position at the respective balance sheet dates, as well as the remainder of the portfolio. The Company has analyzed the unrealized losses and determined that market conditions were the primary factor driving these changes. After analyzing the securities in an unrealized loss position, the portion of these losses that relate to changes in credit quality is insignificant.

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
The Company has no assets or liabilities that were measured using quoted prices for significant unobservable inputs (Level 3 assets and liabilities) as of June 30, 2020
or
December 31, 2019. The carrying value of cash held in money market funds of approximately $100.9 million as of June 30, 2020 and $49.9 million as of December 31, 2019 is included in cash and cash equivalents on the condensed consolidated balance sheet and approximates market value based on quoted market prices or Level 1 inputs. The carrying value of certificates of deposit of

approximately $14.0 million and $47.6 million as
of June 30, 2020 and December 31, 2019, respectively, is also included in cash and cash equivalents on the condensed consolidated balance sheet and approximates market value based on quoted market prices or Level 2 inputs. The carrying value of commercial paper of approximately $3.0 million as of December 31, 2019 is included in cash and cash equivalents on the condensed consolidated balance sheet and approximates market value based on quoted market prices or Level 2 inputs.
The fair value measurements of the Company’s cash equivalents and available-for-sale
investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$100,856	$100,856	$—	$—
U.S. Government Agency Securities	73,079	—	73,079	—
Certificates of Deposit	31,505	—	31,505	—
Commercial Paper	78,841	—	78,841	—
Corporate Notes/Bonds	109,048	—	109,048	—

	$393,329	$100,856	$292,473	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$49,882	$49,882	$—	$ —
U.S. Government Agency Securities	35,494	—	35,494	—
Certificates of Deposit	50,622	—	50,622	—
Commercial Paper	42,015	—	42,015	—
Corporate Notes/Bonds	38,861	—	38,861	—

	$216,874	$49,882	$166,992	$ —

Financial Instruments
The Company considers the recorded costs of its financial assets and liabilities, which consist of cash equivalents, restricted cash, accounts receivable, prepaid expenses, other assets, accounts payable, accrued liabilities, accrued employee benefits and lease liabilities, short-term, to approximate their fair value because of their relatively short maturities at June 30, 2020 and December 31, 2019. Management believes that the risks associated with its financial instruments are minimal as the counterparties are various corporations, financial institutions and government agencies of high credit standing.
Restricted Cash
Restricted cash is collateral used under the letter of credit arrangement for the vehicle lease agreement. The Company adopted ASU
No. 2016-18,
“Restricted Cash” (“ASU
2016-18”)
and now includes restricted cash balances within the cash, cash equivalents and restricted cash balance on the statement of cash flows.
Accounts Receivable, net
The Company’s accounts receivable, net, primarily arise from product sales. They are generally stated at the invoiced amount and do not bear interest. Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from chargebacks, prompt pay discounts, and distribution fees.
The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. For the three and six months ended June 30, 2020, 96% of sales were generated from three major industry wholesalers, respectively.
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable, net from customers and cash, cash equivalent and investments held at financial institutions. For the six months ended June 30, 2020, the majority of the Company’s accounts receivable, net arose from product sales in the U.S. and all customers have standard payment terms which generally require payment within 90 days. Three individual customers accounted for approximately

37%, 33%, and 26% of product sales for the three months ended June 30, 2020 as well as accounted for approximately
46%, 27% and 23% of product sales for the six months ended June 30, 2020. As of June 30, 2020, the Company believes that such customers are of high credit quality.
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
Revenue Recognition
Effective January 1, 2018, the Company adopted FASB ASC Topic 606,
 Revenue from Contracts with Customers
(“ASC Topic 606”). The Company did not generate any product related revenue prior to January 1, 2020, and therefore the adoption of ASC Topic 606 did not have an impact to the Company’s financial statements for any prior periods. In accordance with ASC Topic 606, the Company recognizes revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration that the Company expects to receive in exchange for the good or service. The reported results for the three and six months ended June 30, 2020 reflect the application of ASC Topic 606.
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
(below).
To date, the Company’s only source of product sales has been from sales of CAPLYTA in the U.S., which it began shipping to customers in March 2020.
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
These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, include estimates that take into consideration a range of possible outcomes which are either considered more likely or probability-weighted in accordance with the expected value method in ASC Topic 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, forecasted customer buying and payment patterns. The Company’s estimates regarding the payer mix for CAPLYTA and historical industry information regarding the payer mix for comparable pharmaceutical products and product portfolios, in particular, historical information related to similar products in their initial launch stages. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts after considering whether revenue should be constrained under ASC 606.
The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of June 30, 2020 and, therefore, the transaction price was not reduced further during the three and six months ended June 30, 2020. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product sales and earnings in the period such variances become known.
Trade Discounts and Allowances
— The Company generally provides customers with discounts which include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer and, therefore, these payments have been recorded as a reduction of net sales within the condensed consolidated statements of operations through June 30, 2020, as well as a reduction to trade receivables, net on the condensed consolidated balance sheets.
Product Returns
— Consistent with industry practice, the Company generally offers customers a limited right of return for product that has been purchased from the Company based on the product’s expiration date, which lapses upon shipment to a patient. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as accrued expenses and other current liabilities on the condensed consolidated balance sheets. The Company currently estimates product return liabilities using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company has not received any returns to date.
Provider Chargebacks and Discounts
— Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to customers who directly purchase the product from the Company.
C
ustomers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivables, net. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by customers, and the Company generally issues credits for such amounts within a few weeks of the Customer’s notification to the Company of the resale. Reserves for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel inventories at each reporting period-end
that the Company expects will be sold to qualified healthcare providers, and chargebacks that customers have claimed, but for which the Company has not yet issued a credit. For the three and six months ended June 30, 2020, these amounts were not significant.
Government Rebates
— The Company is subject to discount obligations under state Medicaid and Medicare programs. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period.

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
Prior to FDA approval of CAPLYTA, the Company recorded $17.5 million of costs associated with the manufacturing of lumateperone as part of research and development expenses between 2017 and 2019. From December 20, 2019, the date of approval of CAPLYTA, through December 31, 2019 there was no production and no inventory costs were incurred. Therefore, at December 31, 2019, no inventory costs had been capitalized. The cost of product sales in the six months ended June 30, 2020 are lower than incurred because of previously expensed inventory.
Research and Development, Including Clinical Trial Expenses
Except for payments made in advance of services, the Company expenses its research and development costs as incurred. For payments made in advance, the Company recognizes research and development expense as the services are rendered. Research and development costs primarily consist of salaries and related expenses for personnel and resources and the costs of clinical trials. Other research and development expenses include preclinical analytical testing, manufacturing of drug product for use in clinical and nonclinical trials, outside services, providers, materials and consulting fees.
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
As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by subject progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account various clinical information provided by vendors and discussion with applicable personnel and external service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations, clinical sites and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the quarter ending June 30, 2020 the Company recorded a change in estimate of approximately $
4.
5
 million
of accrued expenses for clinical trials related to the first quarter of 2020 which resulted in an increase of clinical trial expense in the quarter ending June 30, 2020. For the three and six months ended June 30, 2020 and 2019, there were no material adjustments to the Company’s prior year estimates of accrued expenses for clinical trials.
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
The Company’s effective tax rate for the
three and
six months ended June 30, 2020 and 2019 was approximately 0%. This effective tax rate is substantially lower than the U.S. statutory rate of 21% due to valuation allowances recorded on current year losses where the Company is not more-likely than not to recognize a future tax benefit.
On March 27, 2020, the United States enacted The Coronavirus Aid, Relief and Economic Security (CARES) Act which includes several significant business tax provisions, of which the immediate relevance to the Company is the acceleration of refunds of previously generated corporate Alternative Minimum Tax (“AMT”) credits. The CARES Act also adds an employee retention credit to encourage employers to maintain headcounts even if employees cannot report to work because of issues related to the coronavirus, a temporary provision allowing companies to defer remitting to the government the employee share of some payroll taxes, among other things. The Company reviewed the provisions and there was not a material tax impact on its financial statements for the three and six months ended June 30, 2020. The Company did reclassify its deferred tax asset related to the AMT tax credit carryforward of $265,000 to
a current tax receivable in the first quarter of 2020 upon the filing of its tax return for year ended December 31, 2019 and received the refund in July 2020.
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
For all awards granted with time based vesting conditions, expense is amortized using the straight-line attribution method. Share-based compensation expense recognized in the statements of operations for the three and six months ended June 30, 2020 and 2019 accounts for forfeitures as they occur.
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
In the first quarter of each fiscal year beginning in 2016, the Company granted time based RSUs that vest in three equal annual installments. In the first quarter of 2017, the Company granted performance-based RSUs, which vest based on the achievement of certain milestones that include (i) the submission of a new drug application (“NDA”) to the FDA for lumateperone for the treatment of schizophrenia, (ii) the approval of the NDA by the FDA (together, the “Milestone RSUs”) and (iii) the achievement of certain comparative shareholder returns against the Company’s peers (the “TSR RSUs”). The Milestone RSUs related to the NDA submission were fully amortized on December 31, 2018. The NDA submission milestone was achieved in the third quarter of 2018, so the Milestone RSUs related to the NDA submission vested on December 31, 2018. The Milestone RSU’s related to the NDA approval was achieved in the fourth quarter of 2019, so the RSU’s vested on December 31, 2019. The Milestone RSUs related to the approval of the NDA were fully amortized on December 31, 2019. The TSR RSUs were valued using the Monte Carlo Simulation method and were amortized over the life of the RSUs based on the agreements which vested on January 24, 2020.
In the first quarter of 2020, the Company granted performance-based RSUs for 86,000 shares of common stock, which vest based on the achievement of certain milestones that include (i) the approval of a planned NDA by the FDA and (ii) the achievement of certain comparative shareholder returns against the Company’s peers (the “2020 TSR RSUs”). The 2020 TSR RSUs were valued using the Monte Carlo Simulation method and will be amortized over the life of the RSUs based on the agreements.
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
Since the Company has losses and also maintains a full valuation allowance to cover its deferred tax assets as of June 30, 2020 and 2019, excess tax benefits, if any, recognized for the tax deductions related to share-based awards will add to the Company’s net operating loss deferred tax asset and covered by valuation allowances.

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
In June 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan pursuant to which 4,750,000 additional shares of common stock were reserved for future equity grants. In May 2020, the Company’s stockholders approved the Company’s 2018 Amended and Restated Equity Incentive Plan pursuant to which 6,500,000 additional shares of common stock were reserved for future equity grants.
In December 2019, the Company adopted the Intra-Cellular Therapies, Inc. 2019 Inducement Award Plan (the “2019 Inducement Plan”) without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. Pursuant to the 2019 Inducement Plan, the Company may grant stock options, RSUs, stock awards and other stock-based awards for up to a total of 1,000,000 shares of common stock to new employees of the Company. As of June 30, 2020, stock options and RSUs for 314,138 shares have been granted under the 2019 Inducement Plan. The Company does not intend to make additional grants under the 2019 Inducement Plan.
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
The following awards were excluded in the calculation of diluted loss per share because their effect could be anti-dilutive as applied to the loss from operations for the three and six months ended June 30, 2020 and 2019:

	Three and Six Months Ended June 30,
	2020	2019
Stock options	6,151,894	6,406,209
RSUs	1,687,293	1,296,266
TSR RSUs	86,044	136,576
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU
No. 2016-13,
“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU
2016-13”).
This guidance applies to all entities and impacts how entities account for credit losses for most financial assets and other instruments. For available-for-sale
debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. For trade receivables, loans and held-to-maturity
debt securities, entities will be required to estimate lifetime expected credit losses. The Company adopted this standard on January 1, 2020. The Company evaluated the implications of the new standard, inclusive of the applicable financial statement disclosures required, as well as to its internal controls, business processes, and accounting policies, noting there was no significant impact to the financial statements as of January 1, 2020 and for the three and six month period ended June 30, 2020.
3. Inventory
Inventory consists of the following:

June 30, 2020
Raw materials	$—
Work in process	1,791,905
Finished goods	543,137

$2,335,042

Inventory acquired prior to receipt of the FDA approval on December 20, 2019 for CAPLYTA was expensed as research and development expense as incurred. No inventory was produced from the FDA approval date through the end of 2019; therefore, no inventory was capitalized on the consolidated balance sheet as of December 31, 2019.
4. Property and Equipment
Property and equipment consist of the following:

	June 30, 2020	December 31, 2019
Computer equipment	$243,532	$243,532
Furniture and fixtures	423,097	423,097
Scientific equipment	3,883,276	3,861,227
Leasehold improvements	1,240,315	1,240,315

	5,790,220	5,768,171
Less accumulated depreciation	(3,789,533)	(3,508,431)

	$2,000,687	$2,259,740

Depreciation expense for the three and six months ended June 30, 2020 was $132,300 and $281,102, respectively, as compared to approximately $105,056 and $206,409, respectively, for the three and six months ended June 30, 2019.
5. Right of Use Assets and Lease Liabilities
Real Estate Leases
In 2014, the Company entered into a long-term lease with a related party which, as amended, provi
des
 for a lease of useable laboratory and office space located in New York, New York. A member of the Company’s board of directors is the Executive Chairman of the parent company to the landlord under this lease. Concurrent with this lease, the Company entered into a license agreement to occupy certain vivarium related space in the same facility for the same term and rent escalation provisions as the lease. This license has the primary characteristics of a lease and is characterized as a lease in accordance with ASU
2016-02
for accounting purposes. In September 2018, the Company further amended the lease to obtain additional office space beginning October 1, 2018 and to extend the term of the lease for previously acquired space. The lease, as amended, has a term of 14.3 years ending in May 2029. In February 2019, the Company entered into a long-term lease for office space in Towson, Maryland beginning March 1, 2019. The lease has a term of 3.2 years ending in April 2022 and includes limited rent abatement and escalation provisions.
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
non-cash
transaction.
Maturity analysis under the lease agreements are as follows:

Six months ending December 31, 2020	$1,680,706
Year ending December 31, 2021	3,448,323
Year ending December 31, 2022	3,491,166
Year ending December 31, 2023	3,566,466
Year ending December 31, 2024	3,675,196

Thereafter	17,627,040

Total	33,488,897
Less: Present value discount	(10,972,295)

Total Lease liability	22,516,602

Less: Current portion	(3,235,330)

Long-term lease liabilities	$19,281,272

Lease expense for the three and six months ended June 30, 2020 was approximately $0.8 million and $1.6 million, respectively, as compared to approximately $1.0 million and $1.8, respectively, for the three and six months ended June 30, 2019.
Vehicle Fleet Lease
On May 17, 2019, the Company entered into an agreement (the “Vehicle Lease”) with a company (the “Lessor”) to acquire motor vehicles for certain employees. The Vehicle Lease provides for individual leases for the vehicles, which at each lease commencement was determined to qualify for operating lease treatment. The Company began leasing vehicles under the Vehicle Lease in March 2020.
The contractual period of each lease is 12 months, followed by month-to-month
renewal periods. The Company estimates the lease term for each vehicle to be 30 months based on industry standards. The lease permits either party to terminate the lease at any time via written notice to the other party. The Company neither acquires ownership of, nor has the option to purchase the vehicles at any time. The Company is required to maintain an irrevocable $1.4 million letter of credit that the Lessor may draw upon in the event the Company defaults on the Vehicle Lease. The $1.4 million is recorded as restricted cash on the condensed consolidated balance sheet.
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
period increments.
Right of use asset and lease liability for the vehicle fleet lease were approximately $2.6 million and $2.6 million, respectively, as of
June
30, 2020
. The vehicle leases entered into since March 2020 represent non-cash transactions
. The total operating lease cost for the six months ended June 30, 2020 was $160,341, which consists of the operating lease cost of $219,178 and a favorable variable lease benefit of $58,837. The operating cash outflows related to vehicle fleet operating lease obligations for the six months ended June 30, 2020 were $160,341.
The following table presents the Vehicle Lease balances within the condensed consolidated balance sheet, weighted average remaining fleet lease term, and the weighted average discount rates related to the Vehicle Lease as of June 30, 2020:

Lease Assets and Liabilities – Fleet	Classification	June 30, 2020
Assets
Right of use assets, net	Operating lease right of use assets	$2,615,559

		$2,615,559
Liabilities
Current
Lease liabilities, short-term	Operating lease liabilities	$738,590
Non-Current
Lease liabilities	Non-current operating lease liabilities	1,876,969

Total lease liabilities		$2,615,559
Weighted average remaining lease term		2.3 years
Weighted average discount rat e		2.38%

The following table presents the maturity of the Company’s fleet lease liability as of June 30, 2020:
Time Period

Six months ending December 31, 2020	$395,587
Year ending December 31, 2021	791,176
Year ending December 31, 2022	1,521,164
Year ending December 31, 2023	—
Year ending December 31, 2024	—
Thereafter	—

Total	2,707,927
Less: Present value discount	(92,368)

Total operating lease liabilities	2,615,559
Less: Current portion	(738,590)

Long-term lease liabilities	$1,876,969
Right of use assets and lease liabilities for operating leases were approximately $20.3 million and $25.1 million, respectively, as of June 30, 2020.
6. Share-Based Compensation
On June 18,
2018
, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provided for the granting of stock-based awards, such as stock options, restricted common stock, RSUs and stock appreciation rights to employees, directors and consultants as determined by the Board of Directors. On May 27, 2020, the Company’s stockholders approved the Amended and Restated 2018 Equity Incentive Plan (the “2018 Amended Plan”), which amended and restated the 2018 Plan. The 2018 Amended Plan provides for the granting of up to 6,500,000 additional stock-based awards, such as stock options, restricted common stock, RSUs and stock appreciation rights to employees, directors and consultants as determined by the Board of Directors. In December 2019, the Company adopted the 2019 Inducement Award Plan (the “2019 Inducement Plan”) for the grant of equity awards of up to 1,000,000 shares of common stock to newly hired employees.
As of December 31, 2019, the total number of shares reserved under all equity plans was 11,287,390 and the Company had 2,208,317 shares available for future issuance under the Amended 2018 Plan and the 2019 Inducement Plan. Stock options granted under the 2018 Plan and the 2019 Inducement Plan may be either incentive stock options (“ISOs”) as defined by the Code, or non-qualified
stock options. The Board of Directors determines who will receive options, the vesting periods (which are generally one to three years) and the exercise prices of such options. Options have a maximum term of 10 years. The exercise price of ISOs granted under the Amended 2018 Plan and the 2019 Inducement Plan must be at least equal to the fair market value of the common stock on the date of grant.
Total stock-based compensation expense related to all of the Company’s share-based awards, including stock options and RSUs to employees, directors and consultants, recognized during the three and six months ended June 30, 2020 and 2019, was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Inventoriable costs	$357,960	$—	$651,344	$—
Research and development	2,382,777	2,353,936	4,389,632	$4,761,580
General and administrative	4,206,397	2,633,488	7,410,455	5,281,061

Total share-based compensation expense	$6,947,134	$4,987,424	$12,451,431	$10,042,641

The following table describes the weighted-average assumptions used for calculating the value of options granted during
the six months ended June 30, 2020 and 2019:

	2020	2019
Dividend yield	0%	0%
Expected volatility	91.6%-92.7%	83.7%-85.7%
Weighted-average risk-free interest rate	1.31%	2.33%
Expected term (in years)	6.0	6.0

Information regarding stock option awards under the 2019 Inducement Plan, including with respect to grants to employees as of June 30, 2020, and changes during the three-month period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2019	—	$—
Options granted in 2020	39,728	$17.18	10.0 years

Outstanding at June 30, 2020	39,728	$17.18	10.0 years

Vested or expected to vest at June 30, 2020	39,728	$17.18

Exercisable at June 30, 2020	—	$—

Information regarding RSU awards under the 2019 Inducement Plan time and changes during the three-month period
ended June 30, 2020 are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2019	—	$—
Time based RSUs granted in 2020	274,410	$16.01	10.0 years
Time based RSUs cancelled in 2020	(7,222)	$15.81	10.0 years

Outstanding at June 30, 2020	267,188	$16.01	10.0 years

Vested or expected to vest at June 30, 2020	267,188	$16.01

Exercisable at June 30, 2020	—	$—

As of June 30, 2020, the Company issued options and time based RSUs totaling 314,138 shares in the 2019 Inducement Plan. The Company does not intend to issue any additional equity awards under the 2019 Inducement Plan.
Information regarding the stock options activity, including with respect to grants to employees, directors and consultants
as of June 30, 2020, and changes during the
six-month
period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2019	6,039,945	$16.81	7.0 years
Options granted	742,509	$23.85	9.7 years
Options exercised	(526,908)	$12.14	4.5 years
Options canceled or expired	(143,380)	$22.40	8.1 years

Outstanding at June 30, 2020	6,112,166	$17.92	7.0 years

Vested or expected to vest at June 30, 2020	6,112,166	$17.92

Exercisable at June 30, 2020	3,753,550	$18.71	5.9 years

The fair value of the time based RSUs and the Milestone RSUs is based on the closing price of the Company’s common stock on the date of grant. The fair value of the TSR RSUs was determined using the Monte Carlo simulation method.

Information regarding the time based RSU activity and changes during the six-month
period ended June 30, 2020 are summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2019	1,268,679	$13.60	1.7 years
Time based RSUs granted in 2020	728,596	$23.04	2.9 years
Time based RSUs vested in 2020	(494,667)	$13.77	1.1 years
Time based RSUs cancelled in 2020	(82,503)	$16.54	1.6 years

Outstanding at June 30, 2020	1,420,105	$18.64	2.1 years

Information related to the Company’s Milestone RSUs and TSR RSUs during the six-month
period ended June 30, 2020 are summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2019	67,080	$17.08	0.2 years
Milestone RSUs and TSR RSUs granted in 2020	86,044	$32.56	2.9 years
Milestone RSUs and TSR RSUs vested in 2020	(67,080)	$17.08	0.2 years

Outstanding at June 30, 2020	86,044	$32.56	2.9 years

The weighted average estimated fair value per share of the TSR RSUs granted in 2017 was $17.08, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 1.6%, and expected volatility of 95.4%. The TSR RSUs granted in 2017 entitled the grantee to receive a number of shares of the Company’s common stock determined over a three-year performance period ended and vested on
December 31, 2019
, provided the grantee remained in the service of the Company on the settlement date. The Company expensed the cost of these awards ratably over the requisite service period. The number of shares for which the TSR RSUs was settled was a percentage of shares for which the award was targeted and depended on the Company’s total shareholder return (as defined below), expressed as a percentile ranking of the Company’s total shareholder return as compared to the Company’s peer group (as defined below). The number of shares for which the TSR RSUs were settled varied depending on the level of achievement of the goal. Total shareholder return was determined by dividing the average share value of the Company’s common stock over the 30 trading days preceding January 1, 2020 by the average share value of the Company’s common stock over the 30 trading days beginning on January 1, 2017, with a deemed reinvestment of any dividends declared during the performance period. The Company’s peer group included 223 companies that comprised the
Nasdaq
Biotechnology Index at December 31, 2018, which was selected by the Compensation Committee of the Company’s Board of Directors and included a range of biotechnology companies operating in several business segments.
The weighted average estimated fair value per share of the TSR RSUs granted in 2020 was $32.56, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 1.4%, and expected volatility of 91.3%.
The TSR RSUs granted in 2020 will entitle the grantee to receive a number of shares of the Company’s common stock determined over a three-year performance period ending and vesting on December 31, 2022, provided the grantee remained in the service of the Company on the settlement date. The Company is expensing the cost of these awards ratably over the requisite service period. The number of shares for which the TSR RSUs will be settled is a percentage of shares for which the award is targeted and depends on the Company’s total shareholder return, expressed as a percentile ranking of the Company’s total shareholder return as compared to the Company’s peer group, which is consistent with the TSR RSUs granted in 2017. The number of shares for which the TSR RSUs will be settled will vary depending on the level of achievement of the goal. Total shareholder return will be determined by dividing the average share value of the Company’s common stock over the 30 trading days preceding January 1, 2023 by the average share value of the Company’s common stock over the 30 trading days beginning on January 1, 2020, with a deemed reinvestment of any dividends declared during the performance period. The Company’s peer group included 223 companies that compromised the Nasdaq Biotechnology Index at December 31, 2019.
The Company recognized
non-cash
stock-based compensation expense related to time based RSU’s for the three and six months ended June 30, 2020 of approximately $3.3 million and $5.6 million, respectively, as compared to $1.9 million and $3.8 million for the three and six months ended June 30, 2019, respectively. Total expense for all RSUs, including the time
based and performance based RSUs, is $3.4 million and $5.9 million for the three and six months ended June 30, 2020, respectively, as compared to $
2.1
 million and $
4.2
 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, there was $
25.2
 million of unrecognized compensation costs related to
unvested
time based RSUs. As of June 30, 2020, there was $
1.0
 million and $
1.2
 million of unrecognized compensation costs related to
unvested
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
Under the agreement, the Company made an upfront payment of $1.0 million to BMS, a milestone payment of $1.25 million in December 2013, and a milestone payment of $1.5 million in December 2014 following the initiation of the Company’s first Phase 3 clinical trial for lumateperone for patients with exacerbated schizophrenia. Upon FDA acceptance of an NDA filing for lumateperone, the Company was obligated to pay BMS a $2.0 million milestone payment, which was paid in January 2019. The FDA approved the NDA filing on December 23, 2019 and as a result the Company accrued an additional milestone liability of $5.0 million in the fourth quarter of 2019 which was paid in January 2020. Possible milestone payments remaining total $5.0 million. Under the agreement, the Company may be obliged to make other milestone payments to BMS for each licensed product of up to an aggregate of approximately $14.75 million. The Company is also obliged to make tiered single digit percentage royalty payments ranging between 5 – 9% on sales of licensed products. The Company is obliged to pay to BMS a percentage of non-royalty
payments made in consideration of any sublicense.
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
In September 2016, the Company transferred certain of its rights under the BMS agreement to its wholly owned subsidiary, ITI Limited. In connection with the transfer, the Company guaranteed ITI Limited’s performance of its obligations under the BMS agreement. With the initial recognition of product sales revenue in the first half of 2020, the Company accrued approximately $138,000 in royalties to satisfy
its obligation under the BMS agreement.

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
Overview
We are a biopharmaceutical company focused on the discovery, clinical development and commercialization of innovative, small molecule drugs that address underserved medical needs primarily in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system, or CNS. In December 2019 CAPLYTA (lumateperone) was approved by the FDA for the treatment of schizophrenia in adults
(42
mg/day) and we initiated the commercial launch of CAPLYTA
in late March of
2020
. In support of our commercialization efforts, we hired a national sales force consisting of approximately
240
sales representatives. As used in this report, “CAPLYTA” refers to lumateperone
approved by the FDA for the treatment of schizophrenia in adults, and “
lumateperone
” refers to, where applicable, CAPLYTA as well as
lumateperone
for the treatment of indications beyond schizophrenia.
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
These benefits were statistically significant in both Bipolar I and Bipolar II patients. Study 404 also met its key secondary endpoint, Clinical Global Impression Scale for Bipolar for Severity of Illness (CGI-BP-S) Total Score (p<0.001; effect size = 0.46).
Study 401 tested two doses of lumateperone, 42 mg and 28mg along with placebo. In this trial, neither dose of lumateperone met the primary endpoint of statistical separation from placebo as measured by change from baseline on the MADRS total score. There was a high placebo response in this trial. Lumateperone was generally well-tolerated in both bipolar depression studies, with a favorable safety profile. The rates of discontinuation due to treatment emergent adverse events for both doses of lumateperone were low. Our global study evaluating adjunctive lumateperone in bipolar depression (Study 402) is ongoing and we anticipate reporting topline results from this study by
mid-
September
2020.
Subject to the results of Study 402 and our interactions with the FDA regarding our bipolar depression program, in late 2020 or early 2021

we expect to submit a supplemental new drug application, or sNDA, to the FDA for potential regulatory approval of lumateperone for the treatment of bipolar depression.
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
1
, or PDE
1
. PDE
1
enzymes are highly active in multiple disease states and our PDE
1
inhibitors are designed to reestablish normal function in these disease states. Abnormal PDE
1
activity is associated with cellular proliferation and activation of inflammatory cells. Our PDE
1
inhibitors ameliorate both of these effects in animal models. We intend to pursue the development of our phosphodiesterase, or PDE, program, for the treatment of several CNS and non-CNS
conditions with a focus on diseases where excessive PDE
1
activity has been demonstrated and increased inflammation is an important contributor to disease pathogenesis. Our potential disease targets include heart failure, immune system regulation, neurodegenerative
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
2018
, we announced that the Phase
1/2
clinical trial of
ITI-214
has been completed and
topline
results demonstrated
ITI-214
was generally well-tolerated with a favorable safety profile and clinical signs consistent with improvements in motor symptoms and dyskinesias
. In addition, in the second quarter of
2020
we announced
topline
results from Study
ITI-214-104,
a Phase
1/2
translational study of single ascending doses of
ITI-214
in patients with chronic systolic heart failure with reduced ejection fraction. In this study,
ITI-214
improved cardiac output by increasing heart contractility and decreasing vascular resistance. Agents that both increase heart contractility (
inotropism
) and decrease vascular resistance (vasodilation) are called inodilators
.
Inodilators
in current clinical use are associated with the development of arrhythmias, which are abnormal heart rhythms that when serious can impair heart function and lead to mortality.
ITI-214,
which acts through a novel mechanism of action, was not associated with arrhythmias in this study and was generally well tolerated in all patients.
Our pipeline also includes programs that are focused on advancing drugs for symptomatic and disease modifying treatments for schizophrenia, Parkinson’s disease, AD and other neuropsychiatric and neurodegenerative disorders. We have an ongoing early stage clinical program evaluating a new molecule as a potential treatment for behavioral disturbances in patients with dementia. In addition, our
ITI-333
development program is evaluating
ITI-333
as a potential treatment for substance use disorders, pain and psychiatric comorbidities including depression and anxiety. There is a pressing need to develop new drugs to treat opioid addiction and safe, effective, non-addictive
treatments to manage pain. We expect to initiate early phase clinical studies with
ITI-333
in 2020.
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
Revenues
Net revenues from product sales consist of sales of CAPLYTA, which was approved by the FDA on December 2019. We initiated the commercial launch of CAPLYTA in late March 2020 and generated approximately $1.9 million and $2.8 million in net revenue from product sales for the three and six months ended June 30, 2020, respectively. In addition, we had approximately $31,000 and $232,000 of grant revenues for the three and six months ended June 30, 2020, respectively, compared to no grant revenue for the three and six months ended June 30, 2019. We have received and may continue to receive grants from U.S. government agencies and foundations.
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
Our
ITI-002
program has a compound,
ITI-214,
in Phase 1/2 development. We intend to pursue the development of our PDE program, including
ITI-214
for the treatment of several CNS and
non-CNS
conditions, including cardiovascular disease. We have ongoing development programs for
ITI-214
for Parkinson’s disease and for the treatment of heart failure. Our other projects are still in the preclinical stages, and will require extensive funding not only to complete preclinical testing, but to commence and complete clinical trials. Expenditures that we incur on these projects will be subject to availability of funding in addition to the funding required for the advancement of lumateperone. Any failure or delay in the advancement of lumateperone could require us to re-allocate
resources from our other projects to the advancement of lumateperone, which could have a material adverse impact on the advancement of these other projects and on our results of operations. Our operating expenses are comprised of (i) costs of product sales; (ii) research and development expenses; (iii) general and administrative and (iv) selling expenses.
Costs of product sales are comprised of:

•	Direct costs of formulating, manufacturing and packaging drug product;

•	Overhead costs consisting of labor, customs, stock based compensation, shipping, outside inventory management and other miscellaneous operating costs; and

•	Royalty payments on product sales.

Research and development costs are comprised of:

•	internal recurring costs, such as costs relating to labor and fringe benefits, materials, supplies, facilities and maintenance; and

•	fees paid to external parties who provide us with contract services, such as pre-clinical testing, manufacturing and related testing, clinical trial activities and license milestone payments.
General and administrative expenses are incurred in three major categories:

•	salaries and related benefit costs;

•	patent, legal, and professional costs; and

•	office and facilities overhead.
Selling expenses are incurred in three major categories:

•	salaries and related benefit costs of a dedicated sales force;

•	sales operation costs; and

•	marketing and promotion expenses.
Product sold through June 30, 2020 generally consisted of drug product that was previously charged to research and development expense prior to FDA approval of CAPLYTA. Because the Company previously expensed drug product, the cost of drug product sold is lower than it would have been and has a positive impact on our cost of product sales and related product gross margins for the three and six months ended June 30, 2020. The Company’s reported cost of product sales as a percentage of product sales, net was 6.9% or approximately $129,000 for the three months ended June 30, 2020, and was 7.2% or approximately $198,000 for the six months ended June 30, 2020. Had direct and overhead costs not been previously recognized into research and development expense, the percentage would have been 10.4% or approximately $195,000 for the three months ended June 30, 2020 and 11.8% or approximately $325,000 for the six months ended June 30, 2020.
We will expect to continue to have this favorable impact on cost of product sales and related product gross margins until our sales of CAPLYTA include drug product that is manufactured after the FDA approval. We are currently unable to estimate how long it will be until we begin selling product manufactured post FDA approval.
We expect that research and development expenses will increase moderately as we proceed with our Phase
3
clinical trials of
lumateperone
for the treatment of bipolar depression and depressive disorders, other clinical trials, increased manufacturing of drug product for clinical trials and pre-clinical
development activities. We also expect that our
selling
,
general and administrative costs will increase from prior periods primarily due to costs associated with building and maintaining
infrastructure
and promotional activities
to support the commercial sales of CAPLYTA, which will include hiring additional personnel
 and
increasing technological capabilities. On September
28
,
2018
, we signed a lease with a related party to acquire
15,534
square feet of additional office space in our current headquarters facility. We granted options to purchase
1,833,102
shares of our common stock in
2019
and have granted options to purchase an additional
782,237
shares of our common stock in the six months ended June
30
,
2020
. We also granted time based restricted stock units, or RSUs, for
950,449
shares of our common stock in
2019
and time based RSUs for
1,003,006
shares of our common stock in the six months ended June
30
,
2020
. We will recognize expense associated with these RSUs and options over three years in both research and development expenses and general and administrative expenses. In the first quarter of
2017
, we also granted performance based RSUs, which vest based on the achievement of certain milestones that include (i) the submission of an NDA with the FDA, (ii) the approval of the NDA by the FDA, or the Milestone RSUs, and (iii) the achievement of certain comparative shareholder returns against our peers, or the TSR RSUs. The Milestone RSUs were valued at the closing price on March
8
,
2017
. The RSUs related to the NDA submission were amortized through December
31
,
2018
based on the probable vesting date. The NDA submission milestone was achieved in the third quarter of
2018
. The Milestone RSUs related to the NDA submission vested on December
31
,
2018
. The NDA approval milestone was achieved in the fourth quarter of
2019
. The Milestone RSUs related to the NDA approval vested on December
31
,
2019
. The TSR RSUs were valued using the Monte Carlo simulation method and were amortized over the life of the RSU’s which vested on January
24
,
2020
. In the first quarter of
2020
, we also granted performance based RSUs, which vest based on the achievement of certain milestones that include (i) the approval of a planned NDA by the FDA, or the
2020
Milestone RSUs, and (ii) the achievement of certain comparative shareholder returns against our peers, or the
2020
TSR RSUs. The
2020
Milestone RSUs were valued at the closing price on February
18
,
2020
. The
2020
TSR RSUs were valued using the Monte Carlo simulation method. We expect to continue to grant stock options and other stock-based awards in the future, which with our growing employee base will increase our stock-based compensation expense in future periods.

The following table sets forth our revenues, operating expenses, interest income and income tax expense for the three and six month periods ended June 30, 2020 and 2019 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Revenues
Product sales, net	$1,876	$—	$2,758	$—
Grant revenue	31	—	232	—

Total revenues, net	1,907	—	2,990	—
Expenses
Cost of product sales	129	—	198	—
Research and development	25, 2 05	23,728	41,208	48,719
General and administrative	41,446	15,443	75,542	27,148

Total costs and expenses	66,780	39,171	116,948	75,867

Loss from operations	(64,873)	(39,171)	(113,958)	(75,867)
Interest income	1,160	1,732	2,838	3,592
Income tax expense	—	(2)	(3)	(2)

Net loss	$(63,713)	$(37,441)	$(111,123)	$(72,277)

Comparison of Three and Six Month Periods Ended June 30, 2020 and June 30, 2019
Revenues
Revenues for the three and six months ended June 30, 2020 were approximately $1.9 million and $3.0 million, respectively, compared to $0 for the comparable periods in 2019. Net product sales were approximately $1.9 million and $2.8 million for the three and six months ended June 30, 2020, respectively, and were comprised of sales of CAPYLTA, which was approved by the FDA on December 20, 2019 and became available to wholesalers in March 2020. No similar net product sales were recognized during the three and six months ended June 30, 2019. In addition, revenue from a government grant was approximately $31,000 and $232,000 for the three and six months ended June 30, 2020, respectively.
Cost of Product Sales
Cost of product sales was approximately $129,000 for the three months ended June 30, 2020. Cost of product sales consisted primarily of product royalty fees, overhead and minimal direct costs. Product sold during the three months ended June 30, 2020 generally consisted of drug product that was previously charged to research and development expense prior to FDA approval of CAPLYTA. This minimal cost drug product had a positive impact on our cost of product sales and related product gross margins for the three months ended June 30, 2020. No similar cost of product sales was recognized during the three months ended June 30, 2019.
Cost of product sales was approximately $198,000 for the six months ended June 30, 2020. Cost of product sales consisted primarily of product royalty fees, overhead and minimal direct costs. Product sold during the six months ended June 30, 2020 generally consisted of drug product that was previously charged to research and development expense prior to FDA approval of
CAPLYTA. This minimal cost drug product had a positive impact on our cost of product sales and related product gross margins for the six months ended June 30, 2020. No similar cost of product sales was recognized during the six months ended June 30, 2019.

We will continue to have a lower cost of product sales that excludes the cost of the drug product that was incurred prior to FDA approval until our sales of CAPLYTA include drug product that is manufactured after the FDA approval. We expect that this will be the case for the near-term and as a result, our cost of product sales will be less than we anticipate it will be in future periods.
Research and Development Expenses
The following tables set forth our research and development expenses for the three and six month periods ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
External costs	18,075	16,127	27,081	33,930
Internal costs	7,130	7,601	14,127	14,789

Total research and development expenses	$25,205	$23,728	$41,208	$48,719

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lumateperone costs	18,998	14,350	26,043	21,767
Manufacturing costs	621	5,999	3,294	11,859
Stock based compensation	2,741	2,354	5,041	4,762
Other projects and overhead	2,845	1,025	6,830	10,331

Total research and development expenses	$25,205	$23,728	$41,208	$48,719

Research and development expenses increased to $25.2 million for the three month period ended June 30, 2020 as compared to $23.7 million for the three month period ended June 30, 2019, representing an increase of approximately 6%. This increase is due primarily to an increase of approximately $9.2 million of lumateperone clinical costs and an increase of approximately $0.6 million in stock compensation expense and overhead expenses.
This increase
is offset by a decrease of approximately $5.3 million of lumateperone manufacturing costs, a decrease of approximately $3.0 million of costs for lumateperone non-clinical
efforts. For the quarter ending June 30, 2020 the Company recorded a change in estimate of approximately $4.5 million of accrued expenses for clinical trials related to the first quarter of 2020 which resulted in an increase of clinical trial expense in the quarter ending June 30, 2020. Manufacturing costs decreased because production of lumateperone prior to FDA approval was expensed and current production is now being capitalized. Internal costs decreased by approximately $0.4 million for the period due to lower travel and other operating costs.
Materially all of the research and development expense incurred for the three and six month periods ended June 30, 2020 and 2019 related to lumateperone.
Research and development expenses decreased to $41.2 million for the six month period ended June 30, 2020 as compared to $48.7 million for the six month period ended June 30, 2019, representing a decrease of approximately 15%. This decrease is due primarily to a decrease of approximately $8.5 million in manufacturing expense, and a decrease of approximately $3.5 million of non-lumateperone
projects and overhead expenses and is offset by approximately $4.5 million of costs associated with lumateperone clinical trials. Internal costs decreased by approximately $0.7 million for the period due to lower bonus accrual, stock compensation expense, travel and other operating costs.
As development of lumateperone progresses, we anticipate costs for lumateperone to increase due primarily to ongoing and planned clinical trials relating to our lumateperone programs in the next several years as we conduct Phase 3 and other clinical trials. We are also required to complete non-clinical
testing to obtain FDA approval and manufacture material needed for clinical trial use, which includes non-clinical
testing of the drug product and the creation of an inventory of drug product in anticipation of possible FDA approval. We received FDA approval on December 20, 2019 for lumateperone for the
treatment for schizophrenia in adults.
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
Selling, General and Administrative Expenses
Selling, general and administrative costs for the three month period ended June 30, 2020 were $41.4 million as compared to $15.4 in the three-month period ended June 30, 2019 which represents an increase of 168%. Below is a breakout of these expenses into selling and general administrative costs for the periods.
General and administrative expenses were $13.1 million in the three month period ended June 30, 2020 as compared to $7.7 million for the same period in 2019, an increase of 70%. This increase is due to increased stock compensation expense of $1.6 million, information technology costs of $1.5 million, professional fees of $1.0 million, labor and bonus expense of $0.7 million, and the remainder on insurance, lease expense, and other administrative expenses. Salaries, bonuses and related benefit costs for our general and administrative functions for the three months ended June 30, 2020 and 2019 constituted approximately 54% and 62%, respectively, of our general and administrative costs.
Selling costs were $28.4 million for the three month period ended June 30, 2020 as compared to pre-commercialization
costs of $7.8 million in the same period in 2019, or an increase of 265%. This increase is primarily due to an increase in sales related labor costs of $15.0 million and commercialization and marketing costs of $5.8 million. Salaries, bonuses and related benefit costs for our sales and marketing functions for the three months ended June 30, 2020 and 2019 constituted approximately 57% and 14%, respectively, of our selling costs. We expect selling, general and administrative costs to increase moderately from the second quarter of 2020. We are expanding post approval marketing and market access efforts as well as our administrative infrastructure.
Selling, general and administrative costs for the six month period ended June 30, 2020 were $75.5 million as compared to $27.1 in the six month period ended June 30, 2019, which represents an increase of 178%.
General and administrative expenses for the six months ended June 30, 2020 were $26.3 million in 2020 as compared to $14.2 for the same period in 2019, an increase of 85%. This increase is due to increased professional fees of $3.0 million, labor and bonus expense of $2.2 million, information technology services of $3.1 million, stock compensation expense of $2.1 million, and the remainder on insurance, lease expense, and other administrative expenses. Salaries, bonuses and related benefit costs for our general and administrative functions for the six months ended June 30, 2020 and 2019 constituted approximately 51% and 64%, respectively, of our general and administrative costs.
Selling costs were $49.2 million for the six month period ended June 30, 2020 as compared to pre-commercialization
costs of $12.9 million in the same period in 2019, or an increase of 281%. This increase is primarily due to an increase in sales related labor costs of $25.0 million and commercialization costs of $10.3 million. Salaries, bonuses and related benefit costs for our sales and marketing functions for the six months ended June 30, 2020 and 2019 constituted approximately 55% and 17%, respectively, of our selling costs.
We expect selling, general and administrative costs to increase moderately in the second half of 2020 as the onboarding of our sales force was completed during the three months ended March 31, 2020 and we are expanding post approval marketing and market access efforts as well as our administrative infrastructure.
Liquidity and Capital Resources
Through June 30, 2020, we provided funds for our operations by obtaining a total of approximately $1.2 billion of cash primarily through public and private offerings of our common stock and other securities, grants from government agencies and foundations and payments received under a terminated license and collaboration agreement. In the first half of 2020, we have collected $1.3 million from sales of product, which we believe will increase going forward. We do not believe that grant revenue will be a significant source of funding in the near future.
On January 10, 2020, we completed a public offering of 10,000,000 shares of our common stock. All of the shares in the offering were sold by the Company, with gross proceeds to the Company of $295.0 million and net proceeds of approximately $277.0 million, after deducting underwriting discounts, commissions and offering expenses.

In June 2020, we issued 230,000 shares of common stock under our at-the-market
equity program generating $5.6 million in net proceeds which was received in July 2020. In the third quarter of 2020, we have issued an additional 512,791 shares of common stock utilizing the at-the-market
program and received $12.3 million of net proceeds.
As of June 30, 2020, we had a total of approximately $409.2 million in cash and cash equivalents, available-for-sale
investment securities and restricted cash, and approximately $40.2 million of short-term liabilities consisting entirely of liabilities from operations, including approximately $3.9 million of short-term lease obligations. In the six months ended June 30, 2020, we spent approximately $102.4 million in cash for operations and equipment, not including an offset of $2.8 million of interest income and $1.3 million of collected product sales. The use of cash was primarily for selling and marketing costs in connection with our commercial launch of CAPLYTA, conducting clinical trials and non-clinical
testing, product manufacturing, and funding recurring operating expenses.
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
For the remainder of the year 2020, we expect to spend up to $165 million primarily related to the marketing and commercialization of CAPLYTA, lumateperone clinical development including clinical trial conduct, regulatory activities, manufacturing, expansion of our administrative infrastructure and other development activities. Our other development activities will include efforts related to our
ITI-214
and
ITI-333
programs, among others. However, the
COVID-19
pandemic may negatively impact our commercialization of CAPLYTA, our ability to complete our ongoing or planned preclinical and clinical trials, our ability to obtain approval of any product candidates from the FDA or other regulatory authorities, and our workforce and therefore our research, development and commercialization activities. This may ultimately have a material adverse effect on our liquidity, although we are unable to make any prediction with certainty given the rapidly changing nature of the pandemic and governmental and other responses to it.
We will require significant additional financing in the future to continue to fund our operations. We believe that we have the funding in place to commercialize CAPLYTA in patients with schizophrenia. With our existing cash, cash equivalents and available-for-sale
investment securities, we believe that we have the funds to complete our ongoing clinical trials of lumateperone in bipolar disorder as a monotherapy and as an adjunctive therapy with lithium or valproate. We also plan to fund additional clinical trials of lumateperone for the treatment of depressive disorders and other CNS
disorders; preclinical and clinical development of our
ITI-007
long acting injectable development program; additional clinical trials of lumateperone; continued clinical development of our PDE program, including
ITI-214;
research and preclinical development of our other product candidates; and the continuation of manufacturing activities in connection with the development of lumateperone. We anticipate requiring additional funds for further development of lumateperone in patients with bipolar disorder, depressive disorders and other indications, and for development of our other product candidates. We have incurred losses in every year since inception with the exception of 2011, when we received an up-front
fee and a milestone payment related to a license agreement that has been terminated. These losses have resulted in significant cash used in operations. For the six months ended June 30, 2020, we used net cash in operating activities and purchases of equipment of approximately $102.4 million. This total does not include an offset for $2.8 million of interest income received and $1.3 million from product sales. While we have several research and development programs underway, the lumateperone program has advanced the furthest and will continue to consume increasing amounts of cash for conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct the activities necessary to pursue FDA approval of lumateperone beyond schizophrenia and our other product candidates, as well as commercialization efforts, we expect the amount of cash to be used to fund operations to increase over the next several years.
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
which was declared effective by the SEC on September 12, 2019, on which we registered for sale up to $350 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which includes up to $75 million of common stock that we may issue and sell from time to time, through SVB Leerink LLC acting as our sales agent, pursuant to the sale agreement that we entered into with SVB Leerink on August 29, 2019 for our
“at-the-market”
equity program. In the quarter ended June 30, 2020, we issued 230,000 shares of common stock under our
“at-the-market”
equity program which resulted in our receiving net proceeds of $5.6 million in July 2020. Subsequent to the quarter ended June 30, 2020, we issued an additional 512,791 shares of common stock under our
“at-the-market”
equity program and received approximately $12.3 million of net proceeds. In addition, on January 6, 2020, we filed an automatic shelf registration statement on Form
S-3
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

Critical Accounting Policies and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form
10-K
for the year ended December 31, 2019 and Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form
10-Q.
There have been no material changes to our critical accounting policies during the three and six months ended June 30, 2020. With the launch of product sales during the first quarter of 2020, the accounting policy for revenue recognition, which was previously developed, was implemented.
The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses for the periods presented. Judgments must also be made about the disclosure of contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management makes estimates and exercises judgment in research and development, including clinical trial accruals. Actual results may differ from those estimates and under different assumptions or conditions.
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
contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: the accuracy of our estimates regarding expenses, future revenues, uses of cash, cash equivalents and investment securities, capital requirements and the need for additional financing; our expectations regarding our commercialization of CAPLYTA, including the impact of
COVID-19
on the commercialization of CAPLYTA and our ability to adapt our approach as appropriate; the duration and severity of the
COVID-19
pandemic and its impact on our business; the supply and availability of and demand for our product, the initiation, cost, timing, progress and results of our development activities, non-clinical
studies and clinical trials; the timing of and our ability to obtain and maintain regulatory approval, or submit an application for regulatory approval, of lumateperone and our other existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates; our plans to research, develop and commercialize lumateperone and our other current and future product candidates; the election by any collaborator to pursue research, development and commercialization activities; our ability to obtain future reimbursement and/or milestone payments from our collaborators; our ability to attract collaborators with development, regulatory and commercialization expertise; our ability to obtain and maintain intellectual property protection for our product candidates; our ability to successfully commercialize lumateperone and our other product candidates; the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials; our ability to obtain additional financing; our use of the proceeds from our securities offerings; our exposure to investment risk, interest rate risk and capital market risk; and our ability to attract and retain key scientific or management personnel.
Words such as “may,” “anticipate,” “estimate,” “expect,” “may,” “project,” “intend,” “plan,” “believe,” “potential,” “predict,” “project,” “likely,” “will,” “would,” “could,” “should,” “continue” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to, the following: there are no guarantees that CAPLYTA will be commercially successful; we may encounter issues, delays or other challenges in commercializing CAPLYTA; the
COVID-19
pandemic may negatively impact our commercial plans and sales for CAPLYTA; the
COVID-19
pandemic may negatively impact the conduct of, and the timing of enrollment, completion and reporting with respect to, our clinical trials, whether CAPLYTA receives adequate reimbursement from third-party payers; the degree to which CAPLYTA receives acceptance from patients and physicians for its approved indication; challenges associated with execution of our sales activities, which in each case could limit the potential of our product; results achieved in CAPLYTA in the treatment of schizophrenia following commercialization may be different than observed in clinical trials, and may vary among patients; any other impacts on our business as a result of or related to the
COVID-19
pandemic; risks associated with our current and planned clinical trials; we may encounter unexpected safety or tolerability issues with CAPLYTA for the treatment of schizophrenia or in ongoing or future trials and other development activities; our other product candidates may not be successful or may take longer and be more costly than anticipated; product candidates that appeared promising in earlier research and clinical trials may not demonstrate safety and/or efficacy in larger-scale or later clinical trials; our proposals with respect to the regulatory path for our product candidates may not be acceptable to the FDA; our reliance on collaborative partners and other third parties for development of our product candidates; and the other risk factors detailed under the heading “Risk Factors” in our most recent Annual Report on Form
10-K,
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
Interest Rate Sensitivity.
As of June 30, 2020, we had cash, cash equivalents and marketable securities of approximately $409.2 million consisting of cash deposited in a highly rated financial institution in the United States, in a short-term U.S. Treasury money market fund, and in high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of the recent changes in interest rates or through potential changes in the credit worthiness of the issuers of our available-for-sale
securities. We recognized an unrealized gain of approximately $1.3 million for the six months ended June 30, 2020, compared to an unrealized gain of approximately $128,000 for the year ended of December 31, 2019. We have the ability and plan to hold these investments to maturity. Declines in interest rates, however, would reduce future investment income.
Capital Market Risk.
We currently have limited product revenues and depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.

Item 4.	CONTROLS AND PROCEDURES
(a)
 Evaluation of Disclosure Controls and Procedures
. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in
Rules 13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this
Form 10-Q,
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
Although the adoption of the new accounting standard did not materially impact our condensed consolidated balance sheet, statements of operations and cash flows as of and for the three months ended June 30, 2020, we did implement new internal control procedures to support the new accounting and reporting processes associated with adopting the guidance. There were no other changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
and
COVID-19,
we have instructed the majority of our office-based employees to work from home. In connection with our commercial launch of CAPLYTA, which is approved by U.S. Food and Drug Administration for the treatment of schizophrenia in adults, our commercial organization and sales force and medical organization are having significantly reduced personal interactions with physicians and customers and increasingly conduct promotional activities virtually, and elected to cease in-person
interactions with physicians and customers entirely for some period of time in the interest of employee and community safety. Even though certain of our sales force and medical organization have begun to have personal interactions with physicians and customers, we may have to cease such personal interactions depending on the
COVID-19
situation. In addition, the
COVID-19
situation has resulted in a decrease in the number of of patient visits to healthcare providers. As a result of the
COVID-19
pandemic, or similar pandemics, we may experience disruptions that could severely impact our business, including our ability to successfully commercialize our only commercial product, CAPLYTA, in the U.S., and these disruptions could negatively impact our sales of CAPLYTA. Business interruptions from the current or future pandemics may also adversely impact the third parties we rely on to sufficiently manufacture CAPYLTA and to produce our product candidates in quantities we require, which may impair the commercialization and our research and development activities.
We are currently conducting clinical trials for our product candidates in many countries, including the United States, Europe and Russia and may expand to other geographies. Timely enrollment of, completion of and reporting on our clinical trials is dependent upon these global clinical trial sites which are, or in the future may be, adversely affected by the
COVID-19
pandemic or other pandemics. Some factors from the
COVID-19
pandemic that have or may adversely affect the timing and conduct of our clinical trials and adversely impact our business generally, include but are not limited to delays or difficulties in clinical site initiation, diversion of healthcare resources away from clinical trials to pandemic concerns, limitations on travel, regulatory delays and supply chain disruptions.
The
COVID-19
pandemic continues to rapidly evolve, and the severity and duration of the pandemic remain uncertain. The extent to which the pandemic impacts our business, including our commercial results, clinical trials, and preclinical studies will depend on future developments, which are highly uncertain.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
Not applicable.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended June 30, 2019.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1*	Amended and Restated 2018 Equity Incentive Plan.		Form 8-K (Exhibit 10.1)	5/28/2020	001-36274

10.2*	Form of Stock Option Agreement under the Amended and Restated 2018 Equity Incentive Plan.*	X

10.3*	Form of Director Stock Option Agreement under the Amended and Restated 2018 Equity Incentive Plan.*	X

10.4*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2018 Equity Incentive Plan.*	X

10.5*	Form of Director Restricted Stock Unit Agreement under the Amended and Restated 2018 Equity Incentive Plan.*	X

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following materials from the Registrant’s Quarterly Report on
Form 10-Q
	for the quarter ended June 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019 (audited), (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three and six months ended June 30, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: August 10, 2020	By:	/s/ Sharon Mates, Ph.D.

Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Date: August 10, 2020	By:	/s/ Lawrence J. Hineline

Lawrence J. Hineline
Senior Vice President of Finance and Chief Financial Officer

35