Form 10-Q
period 2020-09-30
Intra-Cellular Therapies, Inc.
filed 2020-11-09
CIK 1567514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
of the Exchange Act).    Yes  ☐    No  ☒
As of November
6
, 2020, the registrant had 80,157,554 shares of common stock outstanding.

Intra-Cellular Therapies, Inc.

In this Quarterly Report on Form
10-Q,
the terms “we,” “us,” “our,” and the “Company” mean Intra-Cellular Therapies, Inc. and our subsidiaries. “ITI” refers to our wholly-owned subsidiary ITI, Inc. and “ITI Limited” refers to our wholly-owned subsidiary ITI Limited.

i

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$300,988,981	$107,636,849
Investment securities, available-for-sale	420,958,509	116,373,335
Restricted cash	1,400,000	—
Accounts receivable, net	7,480,604	—
Inventory	2,947,138	—
Prepaid expenses and other current assets	11,090,774	6,313,785

Total current assets	744,866,006	230,323,969
Property and equipment, net	2,049,552	2,259,740
Right of use assets, net	24,292,167	18,252,074
Deferred tax asset, net	—	264,609
Other assets	86,084	86,084

Total assets	$771,293,809	$251,186,476

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,569,148	$7,425,024
Accrued and other current liabilities	12,186,380	16,138,909
Lease liabilities, short-term	5,267,258	3,187,435
Accrued employee benefits	12,005,931	9,472,651

Total current liabilities	38,028,717	36,224,019
Lease liabilities	23,869,557	19,955,186

Total liabilities	61,898,274	56,179,205
Stockholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 80,142,797 and 55,507,497 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	8,014	5,551
Additional paid-in capital	1,585,023,637	904,971,772
Accumulated deficit	(876,404,854)	(710,098,369)
Accumulated comprehensive income	768,738	128,317

Total stockholders’ equity	709,395,535	195,007,271

Total liabilities and stockholders’ equity	$771,293,809	$251,186,476

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Product sales, net	$7,368,594	$—	$10,126,999	$—
Grant revenue	—	—	231,710	—

Total revenues , net	7,368,594	—	10,358,709	—

Operating expenses:
Cost of product sales	556,107	—	753,957	—
Research and development	10,275,368	21,339,792	51,483,551	70,059,113
Selling, general and administrative	52,473,573	15,036,444	128,015,496	42,184,078

Total operating expenses	63,305,048	36,376,236	180,253,004	112,243,191

Loss from operations	(55,936,454)	(36,376,236)	(169,894,295)	(112,243,191)
Interest income	752,829	1,513,837	3,591,091	5,105,464

Loss before provision for income taxes	(55,183,625)	(34,862,399)	(166,303,204)	(107,137,727)
Income tax expense	—	—	3,281	1,600

Net loss	$(55,183,625)	$(34,862,399)	$(166,306,485)	$(107,139,327)

Net loss per common share:
Basic & Diluted	$(0.79)	$(0.63)	$(2.48)	$(1.94)
Weighted average number of common shares:
Basic & Diluted	69,530,039	55,207,400	67,030,991	55,155,854
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(55,183,625)	$(34,862,399)	$(166,306,485)	$(107,139,327)
Other comprehensive income (loss) :
Unrealized gain ( loss ) on investment securities	(399,361)	(33,396)	640,421	866,805

Comprehensive loss	$(55,582,986)	$(34,895,795)	$(165,666,064)	$(106,272,522)

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2019	55,186,745	$5,519	$891,183,518	$(634,653,119)	$232,444	$256,768,362
Exercise of stock options and issuances of restricted stock	54,332	6	152,373	—	—	152,379
Stock issued for services	6,502	—	48,571	—	—	48,571
Share-based compensation	—	—	4,806,768	—	—	4,806,768
Net loss	—	—	—	(34,862,399)	—	(34,862,399)
Other comprehensive loss	—	—	—	—	(33,396)	(33,396)

Balance at September 30, 2019	55,247,579	$5,525	$896,191,230	$(669,515,518)	$199,048	$226,880,285

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	54,895,295	$5,490	$880,753,339	$(562,376,191)	$(667,757)	$317,714,881
Exercise of stock options and issuances of restricted stock	338,054	34	442,792	—	—	442,826
Stock issued for services	14,230	1	145,690	—	—	145,691
Share-based compensation	—	—	14,849,409	—	—	14,849,409
Net loss	—	—	—	(107,139,327)	—	(107,139,327)
Other comprehensive gain	—	—	—	—	866,805	866,805

Balance at September 30, 2019	55,247,579	$5,525	$896,191,230	$(669,515,518)	$199,048	$226,880,285

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at June 3 0 , 2020	66,777,737	$6,678	$1,199,576,320	$(821,221,229)	$1,168,099	$379,529,868
Common shares issued	13,179,458	1,318	370,137,298	—	—	370,138,616
Common shares receivable coll ected	—	—	5,705,186	—	—	5,705,186
Exercise of stock options and issuances of restricted stock	183,516	18	2,650,587	—	—	2,650,605
Stock issued for services	2,086	—	53,527	—	—	53,527
Share-based compensation	—	—	6,900,719	—	—	6,900,719
Net loss	—	—	—	(55,183,625)	—	(55,183,625)
Other comprehensive loss	—	—	—	—	(399,361)	(399,361)

Balance at September 30, 2020	80,142,797	$8,014	$1,585,023,637	$(876,404,854)	$768,738	$709,395,535

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	55,507,497	$5,551	$904,971,772	$(710,098,369)	$128,317	$195,007,271
Common shares issued	23,409,458	2,341	652,709,670	—	—	652,712,011
Exercise of stock options and issuances of restricted stock	1,218,188	121	7,829,463	—	—	7,829,584
Stock issued for services	7,654	1	160,582	—	—	160,583
Share-based compensation	—	—	19,352,150	—	—	19,352,150
Net loss	—	—	—	(166,306,485)	—	(166,306,485)
Other comprehensive gain	—	—	—	—	640,421	640,421

Balance at September 30, 2020	80,142,797	$8,014	$1,585,023,637	$(876,404,854)	$768,738	$709,395,535

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows used in operating activities
Net loss	$(166,306,485)	$(107,139,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	402,146	335,461
Share-based compensation	19,352,150	14,849,409
Stock issued for services	160,583	145,691
Amortization of premiums and discounts on investment securities, net	(177,374)	(871,412)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,480,604)	—
Inventory	(2,947,138)	—
Prepaid expenses and other assets	(4,776,989)	4,020,430
Long term deferred tax asset, net	264,609	—
Accounts payable	1,144,124	(7,730,137)
Accrued liabilities and other	(1,419,249)	3,462,560
Lease liabilities, net	(45,899)	—

Net cash used in operating activities	(161,830,126)	(92,927,325)

Cash flows (used in) provided by investing activities
Purchases of investments	(488,524,539)	(58,332,886)
Maturities of investments	184,757,160	199,383,553
Purchases of property and equipment	(191,958)	(1,350,688)

Net cash (used in) provided by investing activities	(303,959,337)	139,699,979

Cash flows provided by financing activities
Proceeds from exercise of stock options	7,829,584	442,826
Proceeds of public offerings, net	652,712,011	—

Net cash provided by financing activities	660,541,595	442,826

Net increase in cash, cash equivalents, and restricted cash	194,752,132	47,215,480
Cash, cash equivalents, and restricted cash at beginning of period	107,636,849	54,947,502

Cash, cash equivalents, and restricted cash at end of period	$302,388,981	$102,162,982

Non-cash investing and financing activities
Right of use assets under operating vehicle fleet leases	$7,750,959	$—
Right of use assets under operating real estate leases	$—	$219,703

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within
the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	September 30,
	2020	2019
Cash and cash equivalents	$300,988,981	$102,162,982
Restricted cash	1,400,000	—

Total cash, cash equivalents and restricted cash	$302,388,981	$102,162,982

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020
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
On January 10, 2020, the Company completed a public offering of common stock in which the Company sold 10,000,000 shares of common stock at an offering price of $29.50 per share for aggregate gross proceeds of $295.0 million. After deducting underwriting discounts, commissions and offering expenses, the net proceeds to the Company were approximately $277.0 million.

On September 15, 2020
,
the Company completed a public offering of common stock in which the Company sold 12,666,667 shares of common stock at an offering price of $30.00 per share for aggregate gross proceeds of $380.0 million. After deducting underwriting discounts, commissions and offering expenses, the net proceeds to the Company were approximately $357.8 million.
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
which was declared effective by the SEC on September 12, 2019, on which the Company registered for sale up to $350 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, which includes up to $75 million of common stock that the Company may issue and sell from time to time, through SVB Leerink LLC acting as its sales agent, pursuant to the sale agreement that the Company entered into with SVB Leerink on August 29, 2019 for the Company’s
“at-the-market”
equity program. On September 10, 2020, the Company terminated the
“at-the-market”
equity program sales agreement with SVB Leerink LLC. Through the date of the termination of the sales agreement on September 10, 2020, the Company had issued an aggregate 742,791 shares of common stock under the Company’s
“at-the-market”
equity program which resulted in the Company receiving net proceeds of $17.9 million.
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
Investment Securities
Investment securities consisted of the following (in thousands):

	September 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(Unaudited)
U.S. Government Agency Securities	$159,237	$12	$(32)	$159,217
Certificates of Deposit	10,500	—	—	10,500
Commercial Paper	78,788	138	(2)	78,924
Corporate Notes/Bonds	171,665	782	(129)	172,318

	$420,190	$932	$(163)	$420,959

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$35,462	$35	$(3)	$35,494
Certificates of Deposit	3,000	—	—	3,000
Commercial Paper	39,013	10	(5)	39,018
Corporate Notes/Bonds	38,770	91	—	38,861

	$116,245	$136	$(8)	$116,373

The Company has classified all of its investment securities as available-for-sale,
including those with maturities beyond one year, as current assets on the condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of September 30, 2020, and December 31, 2019, the Company held $197.3 million and $3.0 million, respectively, of available-for-sale
investment securities with contractual maturity dates more than one year and less than two years.
The Company monitors its investment portfolio for overall risk, specifically credit risk loss, quarterly or more frequently if circumstances warrant. The Company would estimate the expected credit loss over the lifetime of the asset and record an allowance for the portion of the amortized cost basis of the financial asset that the Company does not expect to collect.
The aggregate related fair value of investments with unrealized losses as of September 30, 2020 was $192.8 million, which consisted of $110.4 million from U.S. government agency securities, $10.0 million of commercial paper, and $72.4 million of corporate notes/bonds. The aggregate amount of unrealized losses as of September 30, 2020 was approximately $163,000, which consisted of $32,000 from U.S. government agency securities, $2,000 from commercial paper, and $129,000 from corporate notes/bonds. The $192.8 million aggregate fair value of investments with unrealized losses as of September 30, 2020 has been held in a continuous unrealized loss position for less than 12 months. As of December 31, 2019, the Company had approximately $29.6 million of investments with a continuous unrealized loss for 12 months or longer of which approximately $12.5 million had been held in a continuous loss position for 12 months or longer.

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
The Company has no assets or liabilities that were measured using quoted prices for significant unobservable inputs (Level 3 assets and liabilities) as of September 30, 2020 or December 31, 2019. The carrying value of cash held in money market funds of approximately $224.2 million as of September 30, 2020 and $49.9 million as of December 31, 2019 is included in cash and cash equivalents on the condensed consolidated balance sheet and approximates market value based on quoted market prices or Level 1 inputs. The carrying value of certificates of deposit of approximately
$
47.6 million as of December 31, 2019 is also included in cash and cash equivalents on the condensed consolidated balance sheet and approximates market value based on quoted market prices or Level 2 inputs. The carrying value of commercial paper of approximately $3.0 million as of December 31, 2019 is included in cash and cash equivalents on the condensed consolidated balance sheet and approximates market value based on quoted market prices or Level 2 inputs.
The fair value measurements of the Company’s cash equivalents and available-for-sale
investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$224,239	$224,239	$—	$—
U.S. Government Agency Securities	159,217	—	159,217	—
Certificates of Deposit	10,500	—	10,500	—
Commercial Paper	78,924	—	78,924	—
Corporate Notes/Bonds	172,318	—	172,318	—

	$645,198	$224,239	$420,959	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$49,882	$49,882	$—	$—
U.S. Government Agency Securities	35,494	—	35,494	—
Certificates of Deposit	50,622	—	50,622	—
Commercial Paper	42,015	—	42,015	—
Corporate Notes/Bonds	38,861	—	38,861	—

	$216,874	$49,882	$166,992	$—

Financial Instruments
The Company considers the recorded costs of its financial assets and liabilities, which consist of cash equivalents, restricted cash, accounts receivable, prepaid expenses, other assets, accounts payable, accrued liabilities, accrued employee benefits and lease liabilities, short-term, to approximate their fair value because of their relatively short maturities at September 30, 2020 and December 31, 2019. Management believes that the risks associated with its financial instruments are minimal as the counterparties are various corporations, financial institutions and government agencies of high credit standing.
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
The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. For the three and nine months ended September 30, 2020, 96% of sales were generated from three major industry wholesalers, respectively.
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable, net from customers and cash, cash equivalent and investments held at financial institutions. For the nine months ended September 30, 2020, all of the Company’s accounts receivable, net arose from product sales in the U.S. and all customers have standard payment terms which generally require payment within 90 days. Three individual customers accounted for approximately 39%, 29%, and 28% of product sales for the three months ended September 30, 2020 as well as accounted for approximately 41%, 27% and 27% of product sales for the nine months ended September 30, 2020. As of September 30, 2020, the Company believes that such customers are of high credit quality.
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
The Company capitalizes inventory costs associated with the Company’s products after regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Inventory acquired and manufactured prior to receipt of regulatory approval of a product candidate is expensed as research and development expense as incurred. Inventory that can be used in either the production of clinical or commercial product is expensed as research and development expense when selected for use in a clinical manufacturing campaign. Inventory that is used in the production of sample product is reclassified to prepaid and other current assets and is then expensed to selling, general and administrative expenses when the sample product is distributed.
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
Revenue Recognition
Effective January 1, 2018, the Company adopted FASB ASC Topic 606,
 Revenue from Contracts with Customers
(“ASC Topic 606”). The Company did not generate any product related revenue prior to January 1, 2020, and therefore the adoption of ASC Topic 606 did not have an impact in the Company’s financial statements for any prior periods. In accordance with ASC Topic 606, the Company recognizes revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration that the Company expects to receive in exchange for the good or service. The reported results for the three and nine months ended September 30, 2020 reflect the application of ASC Topic 606.
To determine revenue recognition for arrangements that the Company determines are within the scope of ASC Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to arrangements that meet the definition of a contract under ASC Topic 606, including when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For additional discussion of accounting for product sales, see
Product Sales, net
(below).
To date, the Company’s only source of product sales has been from sales of CAPLYTA in the U.S., which the Company began shipping to customers in March 2020.
Product Sales, net
The Company sells CAPLYTA to a limited number of customers which include a number of national and select regional distributors. These customers subsequently resell the Company’s products to specialty pharmacy providers, as well as other retail pharmacies and certain medical centers or hospitals. In addition to distribution agreements with customers, the Company enters into arrangements with health care providers and payers that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products. The Company recognizes revenue on product sales when the

Customer obtains control of the Company’s product, which occurs at a point in time (upon delivery). Product revenues are recorded net of applicable reserves for variable consideration, including rebates, discounts and allowances, among others. If taxes should be collected from customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue.
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
The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of September 30, 2020 and, therefore, the transaction price was not reduced further during the three and nine months ended September 30, 2020. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product sales and earnings in the period such variances become known.
Trade Discounts and Allowances
— The Company generally provides customers with discounts which include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer and, therefore, these payments have been recorded as a reduction of net sales within the condensed consolidated statements of operations through September 30, 2020, as well as a reduction to trade receivables, net on the condensed consolidated balance sheets.
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
Provider Chargebacks and Discounts
— Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to customers who directly purchase the product from the Company. Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivables, net. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by customers, and the Company generally issues credits for such amounts within a few weeks of the customer’s notification to the Company of the resale. Reserves for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel inventories at each reporting period-end
that the Company expects will be sold to qualified healthcare providers, and chargebacks that customers have claimed, but for which the Company has not yet issued a credit. For the three and nine months ended September 30, 2020, these amounts were not significant.

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
Prior to FDA approval of CAPLYTA, the Company
expensed all
costs associated with the manufacturing of lumateperone as part of research and development expenses
.
 From December 20, 2019, the date of approval of CAPLYTA, through December 31, 2019 there was no production and no inventory costs were incurred. Therefore, at December 31, 2019, no inventory costs had been capitalized. The cost of product sales in the nine months ended September 30, 2020 are lower than incurred because of previously expensed inventory.
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

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by subject progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account various clinical information provided by vendors and discussion with applicable personnel and external service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations, clinical sites and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the nine-months ended September 30, 2020, the Company recorded a change in estimate of approximately $3.3 million of accrued expenses for clinical trials related to the first and second quarter of 2020 which resulted in an increase of clinical trial expense in the nine month period ending September 30, 2020. For the three and nine months ended September 30, 2020 and 2019, there were no material adjustments to the Company’s prior year estimates of accrued expenses for clinical trials.

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
The Company’s effective tax rate for the three and nine months ended September 30, 2020 and 2019 was approximately 0%. This effective tax rate is substantially lower than the U.S. statutory rate of 21% due to valuation allowances recorded on current year losses where the Company is not more-likely than not to recognize a future tax benefit.
On March 27, 2020, the United States enacted The Coronavirus Aid, Relief and Economic Security (CARES) Act which includes several significant business tax provisions, of which the immediate relevance to the Company is the acceleration of refunds of previously generated corporate Alternative Minimum Tax (“AMT”) credits. The CARES Act also adds an employee retention credit to encourage employers to maintain headcounts even if employees cannot report to work because of issues related to the coronavirus, a temporary provision allowing companies to defer remitting to the government the employee share of some payroll taxes, among other things. The Company reviewed the provisions and there was not a material tax impact on its financial statements for the three and nine months ended September 30, 2020. The Company did reclassify its deferred tax asset related to the AMT tax credit carryforward of $265,000 to a current tax receivable in the first quarter of 2020 upon the filing of its tax return for year ended December 31, 2019 and received the refund in July 2020.
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
For all awards granted with time based vesting conditions, expense is amortized using the straight-line attribution method. Share-based compensation expense recognized in the statements of operations for the three and nine months ended September 30, 2020 and 2019 accounts for forfeitures as they occur.
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

Since the Company has losses and also maintains a full valuation allowance to cover its deferred tax assets as of September 30, 2020 and 2019, excess tax benefits, if any, recognized for the tax deductions related to share-based awards will add to the Company’s net operating loss deferred tax asset and covered by valuation allowances.
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
In December 2019, the Company adopted the Intra-Cellular Therapies, Inc. 2019 Inducement Award Plan (the “2019 Inducement Plan”) without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. Pursuant to the 2019 Inducement Plan, the Company may grant stock options, RSUs, stock awards and other share-based awards for up to a total of 1,000,000 shares of common stock to new employees of the Company. As of September 30, 2020, stock options and RSUs for 314,138 shares have been granted under the 2019 Inducement Plan. The Company does not intend to make additional grants under the 2019 Inducement Plan.

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
The following awards were excluded in the calculation of diluted loss per share because their effect could be anti-dilutive as applied to the loss from operations for the three and nine months ended September 30, 2020 and 2019:

	Three and Nine Months Ended September 30,
	2020	2019
Stock options	5,964,135	6,330,914
RSUs	1,702,538	1,425,459
TSR RSUs	43,022	134,170
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU
No. 2016-13,
“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU
2016-13”).
This guidance applies to all entities and impacts how entities account for credit losses for most financial assets and other instruments. For available-for-sale
debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. For trade receivables, loans and held-to-maturity
debt securities, entities will be required to estimate lifetime expected credit losses. The Company adopted this standard on January 1, 2020. The Company evaluated the implications of the new standard, inclusive of the applicable financial statement disclosures required, as well as to its internal controls, business processes, and accounting policies, noting there was no significant impact to the financial statements as of January 1, 2020 and for the three and nine month period ended September 30, 2020.

1
5

3. Inventory
Inventory consists of the following:

September 30, 2020
Raw materials	$—
Work in process	1,597,413

Finished goods	1,349,725

$2,947,138

Inventory acquired prior to receipt of the FDA approval on December 20, 2019 for CAPLYTA was expensed as research and development expense as incurred. No inventory was produced from the FDA approval date through the end of 2019; therefore, no inventory was capitalized on the consolidated balance sheet as of December 31, 2019.
4. Property and Equipment
Property and equipment consist of the following:

	September 30, 2020	December 31, 2019
Computer equipment	$243,532	$243,532
Furniture and fixtures	423,097	423,097
Scientific equipment	4,053,185	3,861,227
Leasehold improvements	1,240,315	1,240,315

	5,960,129	5,768,171
Less accumulated depreciation	(3,910,577)	(3,508,431)

	$2,049,552	$2,259,740

Depreciation expense for the three and nine months ended September 30, 2020 was $121,044 and $402,146, respectively, as compared to approximately $129,052 and $335,461, respectively, for the three and nine months ended September 30, 2019.
5. Right of Use Assets and Lease Liabilities
Real Estate Leases
In 2014, the Company entered into a long-term lease with a related party which, as amended, provides for a lease of useable laboratory and office space located in New York, New York. A member of the Company’s board of directors is the Executive Chairman of the parent company to the landlord under this lease. Concurrent with this lease, the Company entered into a license agreement to occupy certain vivarium related space in the same facility for the same term and rent escalation provisions as the lease. This license has the primary characteristics of a lease and is characterized as a lease in accordance with ASU
2016-02
for accounting purposes. In September 2018, the Company further amended the lease to obtain additional office space beginning October 1, 2018 and to extend the term of the lease for previously acquired space. The lease, as amended, has a term of 14.3 years ending in May 2029. In February 2019, the Company entered into a long-term lease for office space in Towson, Maryland beginning March 1, 2019. The lease has a term of 3.2 years ending in April 2022 and includes limited rent abatement and escalation provisions.
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
non-cash
transaction.
M
aturity analysis under the lease agreements are as follows:

Three months ending December 31, 2020	$845,566
Year ending December 31, 2021	3,448,323
Year ending December 31, 2022	3,491,166
Year ending December 31, 2023	3,566,466
Year ending December 31, 2024	3,675,196
Thereafter	17,627,040

Total	32,653,757
Less: Present value discount	(10,463,196)

Total Lease liability	22,190,561

Less: Current portion	(3,259,966)

Long-term lease liabilities	$18,930,595

Lease expense for the three and nine months ended September 30, 2020 was approximately $0.8 million and $2.5 million, respectively, as compared to approximately $0.8 million and $2.5 million
, respectively, for the three and nine months ended September 30, 2019.
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
period increments.
Right of use asset and lease liability for the vehicle fleet lease were approximately $6.9 million and $6.9 million, respectively, as of September 30, 2020. The vehicle leases entered into since March 2020 represent non-cash
transactions. The total operating lease cost for the nine months ended September 30, 2020 was $585,490. The operating cash outflows related to vehicle fleet operating lease obligations for the nine months ended September 30, 2020 were $585,490.

The following table presents the Vehicle Lease balances within the condensed consolidated balance sheet, weighted average remaining fleet lease term, and the weighted average discount rates related to the Vehicle Lease as of September 30, 2020:

Lease Assets and Liabilities – Fleet	Classification	September 30, 2020
Assets
Right of use assets, net	Operating lease right of use assets	$6,946,254

		$6,946,254

Liabilities
Current
Lease liabilities, short-term	Operating lease liabilities	$2,007,292
Non-Current
Lease liabilities	Non-current operating lease liabilities	4,938,962

Total lease liabilities		$6,946,254

Weighted average remaining lease term		2.2 years
Weighted average discount rate		1.85%

The following table presents the maturity of the Company’s fleet lease liability as of
September
 30, 2020:

Time	Period

Three months ending December 31, 2020	$530,799
Year ending December 31, 2021	2,112,506
Year ending December 31, 2022	3,207,898
Year ending December 31, 2023	1,273,867
Thereafter	—

Total	7,125,070
Less: Present value discount	(178,816)

Total operating lease liabilities	6,946,254

Less: Current portion	(2,007,292)

Long-term lease liabilities	$4,938,962

Right of use assets and lease liabilities for
all
operating leases were approximately $24.3 million and $29.1 million, respectively, as of September 30, 2020.
6. Share-Based Compensation
On June 18, 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provided for the granting of share-based awards, such as stock options, restricted common stock, RSUs and stock appreciation rights to employees, directors and consultants as determined by the Board of Directors. On May 27, 2020, the Company’s stockholders approved the Amended and Restated 2018 Equity Incentive Plan (the “Amended 2018 Plan”), which amended and restated the 2018 Plan. The Amended 2018 Plan provides for the granting of up to
6,500,000
additional share-based awards, such as stock options, restricted common stock, RSUs and stock appreciation rights to employees, directors and consultants as determined by the Board of Directors. In December 2019, the Company adopted the 2019 Inducement Award Plan (the “2019 Inducement Plan”) for the grant of equity awards of up to
1,000,000 shares of common stock to newly hired employees.
As of December 31, 2019, the total number of shares reserved under all equity plans was 11,287,390 and the Company had 2,208,317 shares available for future issuance under the Amended 2018 Plan and the 2019 Inducement Plan. Stock options granted under the 2018 Plan and the 2019 Inducement Plan may be either incentive stock options (“ISOs”) as defined by the
Internal Revenue Code of 1986, as amended
, or
non-qualified
stock options. The Board of Directors determines who will receive options, the vesting periods (which are generally one to three years) and the exercise prices of such options. Options have a maximum term of 10 years. The exercise price of stock options
 granted under the Amended 2018 Plan and the 2019 Inducement Plan must be at least equal to the fair market value of the common stock on the date of grant.
Total
share
-based compensation expense related to all of the Company’s share-based awards, including stock options and RSUs to employees, directors and consultants, recognized during the three and nine months ended September 30, 2020 and 2019, was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Inventoriable costs	$345,460	$—	$996,802	$—
Research and development	2,402,865	2,023,700	6,792,498	$6,785,280
General and administrative	4,152,394	2,783,068	11,562,850	8,064,129

Total share-based compensation expense	$6,900,719	$4,806,768	$19,352,150	$14,849,409

The following table describes the weighted-average assumptions used for calculating the value of options granted during the nine months ended September 30, 2020 and 2019:

	2020	2019
Dividend yield	0%	0%
Expected volatility	91.6%-92.7%	83.7%-85.7%
Weighted-average risk-free interest rate	1.31%	2.32%
Expected term (in years)	6.0	6.0

Information regarding stock option awards under the 2019 Inducement Plan, including with respect to grants to employees as of September 30, 2020, and changes during the nine month period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2019	—	$—
Options granted in 2020	39,728	$17.18	9.5 years

Outstanding at September 30, 2020	39,728	$17.18	9.5 years

Vested or expected to vest at September 30, 2020	39,728	$17.18

Exercisable at September 30, 2020	—	$—

Information regarding RSU awards under the 2019 Inducement Plan during the nine month period ended September 30, 2020 are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2019	—	$—
Time based RSUs granted in 2020	274,410	$16.01	2.6 years
Time based RSUs cancelled in 2020	(15,064)	$15.81	2.5 years

Outstanding at September 30, 2020	259,346	$16.01	2.6 years

Vested or expected to vest at September 30, 2020	259,346	$16.01

Exercisable at September 30, 2020	—	$—

As of September 30, 2020, the Company issued options and time based RSUs totaling 314,138 shares in the 2019 Inducement Plan. The Company does not intend to issue any additional equity awards under the 2019 Inducement Plan.
Information regarding the stock options activity, including with respect to grants to employees, directors and consultants as of September 30, 2020, and changes during the nine month period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2019	6,039,945	$16.81	7.0 years
Options granted	742,509	$23.85	9.4 years
Options exercised	(696,936)	$12.79	4.8 years
Options canceled or expired	(161,111)	$21.70	7.9 years

Outstanding at September 30, 2020	5,924,407	$18.03	6.8 years

Vested or expected to vest at September 30, 2020	5,924,407	$18.03

Exercisable at September 30, 2020	3,620,984	$18.85	5.7 years

The fair value of the time based RSUs and the Milestone RSUs is based on the closing price of the Company’s common stock on the date of grant.

The fair value of the TSR RSUs was determined using the Monte Carlo simulation method. Information regarding the time based RSU activity and changes during the nine month period ended September 30, 2020 are summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2019	1,268,679	$13.60	1.7 years
Time based RSUs granted in 2020	728,596	$23.05	2.7 years
Time based RSUs vested in 2020	(506,546)	$13.78	0.9 years
Time based RSUs cancelled in 2020	(90,559)	$17.03	1.5 years

Outstanding at September 30, 2020	1,400,170	$18.69	1.9 years

Information related to the Company’s Milestone RSUs and TSR RSUs during the nine month period ended September 30, 2020 are summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2019	67,080	$17.08	0.2 years
Milestone RSUs and TSR RSUs granted in 2020	86,044	$32.56	2.4 years
Milestone RSUs and TSR RSUs vested in 2020	(67,080)	$17.08	0.2 years

Outstanding at September 30, 2020	86,044	$32.56	2.4 years

The weighted average estimated fair value per share of the TSR RSUs granted in 2017 was $17.08, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 1.6%, and expected volatility of 95.4%. The TSR RSUs granted in 2017 entitled the grantee to receive a number of shares of the Company’s common stock determined over a three-year performance period ended and vested on December 31, 2019, provided the grantee remained in the service of the Company on the settlement date. The Company expensed the cost of these awards ratably over the requisite service period. The number of shares for which the TSR RSUs was settled was a percentage of shares for which the award was targeted and depended on the Company’s total shareholder return (as defined below), expressed as a percentile ranking of the Company’s total shareholder return as compared to the Company’s peer group (as defined below). The number of shares for which the TSR RSUs were settled varied depending on the level of achievement of the goal. Total shareholder return was determined by dividing the average share value of the Company’s common stock over the 30 trading days preceding January 1, 2020 by the average share value of the Company’s common stock over the 30 trading days beginning on January 1, 2017, with a deemed reinvestment of any dividends declared during the performance period.
The Company’s peer group originally included 223 companies that comprised the Nasdaq Biotechnology Index at December 31, 2018, which was selected by the Compensation Committee of the Company’s Board of Directors and included a range of biotechnology companies operating in several business segments.
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
The Company’s peer group included companies that compromised the Nasdaq Biotechnology Index at December 31, 2019.
The Company recognized
non-cash
s
hare
-based compensation expense related to time based RSU’s for the three and nine months ended September 30, 2020 of approximately $3.2 million and $8.9 million, respectively, as compared to $1.7 million and $5.6 million for the three and nine months ended September 30, 2019, respectively. Total expense for all RSUs, including the time based and performance based RSUs, is $3.4 million and $9.2 million for the three and nine months ended September 30, 2020, respectively, as compared to $1.9 million and $6.1 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, there was $21.6 million of unrecognized compensation costs related to unvested time based RSUs. As of September 30, 2020, there was $1.0 million and $1.1 million of unrecognized compensation costs related to unvested Milestone RSUs and TSR RSUs, respectively.
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
Under the agreement, the Company made an upfront payment of $1.0 million to BMS in 2005
, a milestone payment of $1.25 million in December 2013, and a milestone payment of $1.5 million in December 2014 following the initiation of the Company’s first Phase 3 clinical trial for lumateperone for patients with exacerbated schizophrenia. Upon FDA acceptance of an NDA filing for lumateperone, the Company was obligated to pay BMS a $2.0 million milestone payment, which was paid in January 2019. The FDA approved the NDA filing on December 23, 2019 and as a result the Company accrued an additional milestone liability of $5.0 million in the fourth quarter of 2019 which was paid in January 2020. Possible milestone payments remaining total $5.0 million. Under the agreement, the Company may be obliged to make other milestone payments to BMS for each licensed product of up to an aggregate of approximately $14.75 million. The Company is also obliged to make tiered single digit percentage royalty payments ranging between 5 – 9% on sales of licensed products. The Company is obliged to pay to BMS a percentage of non-royalty
payments made in consideration of any sublicense.
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
In September 2016, the Company transferred certain of its rights under the BMS agreement to its wholly owned subsidiary, ITI Limited. In connection with the transfer, the Company guaranteed ITI Limited’s performance of its obligations under the BMS agreement. With the initial recognition of product sales revenue in the nine months ended September 30, 2020, the Company expensed
approximately $506,000 in
cost of product sales
to satisfy its obligation under the BMS agreement.

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
Overview
We are a biopharmaceutical company focused on the discovery, clinical development and commercialization of innovative, small molecule drugs that address underserved medical needs primarily in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system, or CNS. In December 2019 CAPLYTA (lumateperone) was approved by the FDA for the treatment of schizophrenia in adults (42mg/day) and we initiated the commercial launch of CAPLYTA in

late March 2020. In support of our commercialization efforts, we hired a national sales force consisting of approximately 240 sales representatives. As used in this report, “CAPLYTA” refers to lumateperone approved by the FDA for the treatment of schizophrenia in adults, and “lumateperone” refers to, where applicable, CAPLYTA as well as lumateperone for the treatment of indications beyond schizophrenia.
Lumateperone is also in Phase 3 clinical development as a novel treatment for bipolar depression. Our lumateperone bipolar depression clinical program consists of three monotherapy studies and one adjunctive study. In September 2020, we announced positive topline results from Study 402, conducted globally, evaluating lumateperone as adjunctive therapy to lithium or valproate in the treatment of major depressive episodes associated with Bipolar I or Bipolar II disorder. In Study 402, once daily lumateperone 42 mg met the primary endpoint for improvement in depression as measured by change from baseline versus placebo on the Montgomery-Åsberg Depression Rating Scale, or MADRS, total score (p=0.0206; effect size = 0.27). Lumateperone 42 mg also met the key secondary endpoint, the Clinical Global Impression Scale for Bipolar for Severity of Illness, or
CGI-BP-S,
Depression Score (p=0.0082; effect size = 0.31). The lower lumateperone dose, 28 mg, showed a trend for a dose-related improvement in symptoms of depression but the results did not reach statistical significance. In the first quarter of 2020, we initiated our third monotherapy Phase 3 study, Study 403, evaluating lumateperone as monotherapy in the treatment of major depressive episodes associated with Bipolar I or Bipolar II disorder. Following the positive results in Study 402, we amended Study 403 to evaluate major depressive episodes with mixed features in bipolar disorder in patients with Bipolar I or Bipolar II disorder and mixed features in patients with major depressive disorder (“MDD”). We expect to complete Study 403 in 2022 and following completion we intend to discuss the results with the FDA to determine whether Study 403, as amended, will constitute a registration trial in support of a potential future regulatory filing for this indication.
In July 2019, we announced topline results from our first monotherapy study, Study 401, conducted in the U.S., and our second monotherapy study, Study 404, conducted globally, evaluating lumateperone as monotherapy in the treatment of major depressive episodes associated with Bipolar I or Bipolar II disorder. In Study 404, lumateperone 42 mg met the primary endpoint for improvement in depression as measured by change from baseline versus placebo on the MADRS total score (p<0.0001; effect size = 0.56). These benefits were statistically significant in both Bipolar I and Bipolar II patients. Study 404 also met its key secondary endpoint, Clinical Global Impression Scale for Bipolar for Severity of Illness
(CGI-BP-S)
Total Score (p<0.001; effect size = 0.46). Study 401 tested two doses of lumateperone, 42 mg and 28mg along with placebo. In this trial, neither dose of lumateperone met the primary endpoint of statistical separation from placebo as measured by change from baseline on the MADRS total score. There was a high placebo response in this trial. Lumateperone was generally well-tolerated in all three bipolar depression studies, with a favorable safety profile. The rates of discontinuation due to treatment emergent adverse events for both doses of lumateperone were low.
In addition, while our Phase 3 bipolar depression trials were powered for the overall patient population and not powered for subpopulation analyses, statistically significant benefit versus placebo was seen in the subgroup of patients with Bipolar I and Bipolar II disorder in Study 404 and in patients with Bipolar I disorder in Study 402, but the Bipolar II subgroup was not statistically significant in Study 402. Based on the results of Study 402 and Study 404, we expect to submit a supplemental new drug application, or sNDA, to the FDA for potential regulatory approval of lumateperone for the treatment of bipolar depression in patients with Bipolar I or II disorder as monotherapy and adjunctive therapy early in the first quarter of 2021 and, assuming the sNDA submission is accepted by the FDA, we anticipate an FDA target action date in the second half of 2021.
We are also pursuing clinical development of lumateperone for the treatment of additional CNS diseases and disorders. We believe lumateperone may have utility for treating agitation, aggression and sleep disturbances in diseases that include dementia, Alzheimer’s disease, or AD, Huntington’s disease and autism spectrum disorders. At a dose of 42 mg, lumateperone has been shown effective in treating the symptoms associated with schizophrenia, and we believe this dose may merit further investigation for the treatment of bipolar disorder, depressive disorders and other neuropsychiatric diseases. We have commenced our Phase 3 clinical program evaluating lumateperone as an adjunctive therapy to antidepressants for the treatment of MDD and we expect to initiate clinical conduct in two Phase 3 trials in 2021.
Within the lumateperone portfolio, we are also developing a long-acting injectable formulation to provide more treatment options to patients suffering from mental illness. We have completed the preclinical development of a long-acting injectable formulation. Following discussions with the FDA, we plan to initiate a Phase 1 clinical trial by the end of 2020. Given the encouraging tolerability data to date with oral lumateperone, we believe that a long-acting injectable option, in particular, may lend itself to being an important formulation choice for certain patients.
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
non-CNS
disorders.
ITI-214
is our lead compound in this program. We believe
ITI-214
is the first compound in its class to successfully advance into Phase 1 clinical trials. Following the favorable safety and tolerability results in our Phase 1 program, we initiated our development program for
ITI-214
for Parkinson’s disease and commenced patient enrollment in the third quarter of 2017 in a Phase 1/2 clinical trial of
ITI-214
in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor
exploratory endpoints. In the fourth quarter of 2018, we announced that the Phase 1/2 clinical trial of
ITI-214
has been completed and topline results demonstrated
ITI-214
was generally well-tolerated with a favorable safety profile and clinical signs consistent with improvements in motor symptoms and dyskinesias. In addition, in the second quarter of 2020, we announced topline results from Study
ITI-214-104,
a Phase 1/2 translational study of single ascending doses of
ITI-214
in patients with chronic systolic heart failure with reduced ejection fraction. In this study,
ITI-214
improved cardiac output by increasing heart contractility and decreasing vascular resistance. Agents that both increase heart contractility (inotropism) and decrease vascular resistance (vasodilation) are called inodilators. Inodilators in current clinical use are associated with the development of arrhythmias, which are abnormal heart rhythms that when serious can impair heart function and lead to mortality.
ITI-214,
which acts through a novel mechanism of action, was not associated with arrhythmias in this study and was generally well tolerated in all patients.
Our pipeline also includes programs that are focused on advancing drugs for symptomatic and disease modifying treatments for schizophrenia, Parkinson’s disease, AD and other neuropsychiatric and neurodegenerative disorders. We have an ongoing early stage clinical program evaluating a new molecule as a potential treatment for behavioral disturbances in patients with dementia. We have completed single and multiple ascending dose studies in healthy volunteers and are currently evaluating safety and pharmacokinetics in a healthy elderly population.
We also have a development program with our
ITI-333
compound as a potential treatment for substance use disorders, pain and psychiatric comorbidities including depression and anxiety. There is a pressing need to develop new drugs to treat opioid addiction and safe, effective, non-addictive
treatments to manage pain. We have initiated a clinical program with
ITI-333.
Following a
pre-IND
meeting with the FDA, we expect to initiate a single ascending dose safety and tolerability in late 2020 or early 2021. We have received a grant from the National Institute on Drug Abuse under the Helping to End Addiction Long-term Initiative, or NIH HEAL Initiative, that we expect will fund a significant portion of the early stage clinical development costs associated with this program.
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
Revenues
Net revenues from product sales consist of sales of CAPLYTA, which was approved by the FDA on December 2019. We initiated the commercial launch of CAPLYTA in late March 2020 and generated approximately $7.4 million and $10.1 million in net revenue from product sales for the three and nine months ended September 30, 2020, respectively. In addition, we had approximately $0 and $232,000 of grant revenues for the three and nine months ended September 30, 2020, respectively, compared to no grant revenue for the three and nine months ended September 30, 2019. We have received and may continue to receive grants from U.S. government agencies and foundations.
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

Our
ITI-002
program has a compound,
ITI-214,
in Phase 1/2 development. We intend to pursue the development of our PDE program, including
ITI-214
for the treatment of several CNS and
non-CNS
conditions, including cardiovascular disease. We have ongoing development programs for
ITI-214
for Parkinson’s disease and for the treatment of heart failure. Our other projects are still in the preclinical stages, and will require extensive funding not only to complete preclinical testing, but to commence and complete clinical trials. Expenditures that we incur on these projects will be subject to availability of funding in addition to the funding required for the advancement of lumateperone. Any failure or delay in the advancement of lumateperone could require us to re-allocate
resources from our other projects to the advancement of lumateperone, which could have a material adverse impact on the advancement of these other projects and on our results of operations. Our operating expenses are comprised of (i) costs of product sales; (ii) research and development expenses; (iii) general and administrative expenses and (iv) selling expenses.
Costs of product sales are comprised of:

•	Direct costs of formulating, manufacturing and packaging drug product;

•	Overhead costs consisting of labor, customs, share-based compensation, shipping, outside inventory management and other miscellaneous operating costs; and

•	Royalty payments on product sales.
Research and development costs are comprised of:

•	internal recurring costs, such as costs relating to labor and fringe benefits, materials, supplies, facilities and maintenance; and

•	fees paid to external parties who provide us with contract services, such as pre-clinical testing, manufacturing and related testing, clinical trial activities and license milestone payments.
General and administrative expenses are incurred in three major categories:

•	salaries and related benefit costs;

•	patent, legal, and professional costs; and

•	office and facilities overhead.
Selling expenses are incurred in three major categories:

•	salaries and related benefit costs of a dedicated sales force;

•	sales operation costs; and

•	marketing and promotion expenses.
Product sold through September 30, 2020 generally consisted of drug product that was previously charged to research and development expense prior to FDA approval of CAPLYTA. Because the Company previously expensed drug product, the cost of drug product sold is lower than it would have been and has a positive impact on our cost of product sales and related product gross margins for the three and nine months ended September 30, 2020. The Company’s reported cost of product sales as a percentage of product sales, net was 7.5% or approximately $0.6 million for the three months ended September 30, 2020 and was 7.4% or approximately $0.8 million for the nine months ended September 30, 2020.
We will expect to continue to have this favorable impact on cost of product sales and related product gross margins until our sales of CAPLYTA include drug product that is manufactured after the FDA approval. We are currently unable to estimate how long it will be until we begin selling product manufactured post FDA approval.
We expect that research and development expenses will increase moderately as we proceed with our clinical trials of lumateperone for the treatment of bipolar depression and depressive disorders, other clinical trials, increased manufacturing of drug product for clinical trials and pre-clinical
development activities. We also expect that our selling, general and administrative costs will increase from prior periods primarily due to costs associated with building and maintaining infrastructure and promotional activities to support the commercial sales of CAPLYTA, which will include hiring additional personnel and increasing technological capabilities. On September 28, 2018, we signed a lease with a related party to acquire 15,534 square feet of additional office space in our current headquarters facility. We granted options to purchase 1,833,102 shares of our common stock in 2019 and have granted options to purchase an additional 782,237 shares of our common stock in the nine months ended September 30, 2020. We also granted time based restricted stock units, or RSUs, for 950,449 shares of our common stock in 2019 and time based RSUs for 1,003,006 shares of our common stock in the nine months ended September 30, 2020. We will recognize expense associated with these RSUs and options over three years in research and development expenses, selling, general and administrative expenses, and inventoriable manufacturing expenses. In the first quarter of 2017, we also granted performance based RSUs, which vest based on the achievement of certain milestones that include (i) the submission of an NDA with the FDA, (ii) the approval of the NDA by the FDA, or the Milestone RSUs, and (iii) the achievement of certain comparative shareholder returns against our peers, or the TSR RSUs. The Milestone RSUs were valued at the closing price on March 8, 2017. The RSUs related to the NDA submission were amortized through December 31, 2018 based on the probable vesting date. The NDA submission milestone was achieved in the third quarter of 2018. The Milestone RSUs related to the NDA submission vested on December 31, 2018. The NDA approval milestone was achieved in the fourth quarter of 2019. The Milestone RSUs related to the NDA approval vested on December 31, 2019. The TSR RSUs were valued using the Monte Carlo simulation method and were amortized over the life of the RSU’s which vested on January 24, 2020. In the first quarter of 2020, we also granted performance based RSUs, which vest based on the achievement of certain milestones that include (i) the approval of a planned NDA by the FDA, or the 2020 Milestone RSUs, and (ii) the achievement of certain comparative shareholder returns against our peers, or the 2020 TSR RSUs. The 2020 Milestone RSUs were valued at the closing price of our common stock on February 18, 2020. The 2020 TSR RSUs were valued using the Monte Carlo simulation method. We expect to continue to grant stock options and other share-based awards in the future, which with our growing employee base will increase our share-based compensation expense in future periods. The following table sets forth our revenues, operating expenses, interest income and income tax expense for the three and nine month periods ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Revenues
Product sales, net	$7,368	$—	$10,127	$—
Grant revenue	—	—	232	—

Total revenues, net	7,368	—	10,359	—
Expenses
Cost of product sales	556	—	754	—
Research and development	10,275	21,340	51,484	70,059
Selling, general and administrative	52,474	15,036	128,015	42,184

Total costs and expenses	63,305	36,376	180,253	112,243

Loss from operations	(55,937)	(36,376)	(169,894)	(112,243)
Interest income	753	1,514	3,591	5,106
Income tax expense	—	—	(3)	(2)

Net loss	$(55,184)	$(34,862)	$(166,306)	$(107,139)

Comparison of Three and Nine Month Periods Ended September 30, 2020 and September 30, 2019
Total revenues, net
Total revenues, net for the three and nine months ended September 30, 2020 were approximately $7.4 million and $10.4 million, respectively, compared to $0 for the comparable periods in 2019. Net product sales were approximately $7.4 million and $10.1 million for the three and nine months ended September 30, 2020, respectively, and were comprised of sales of CAPYLTA, which was approved by the FDA on December 20, 2019 and became available to wholesalers in March 2020. No similar net product sales were recognized during the three and nine months ended September 30, 2019. In addition, revenue from a government grant was approximately $0 and $232,000 for the three and nine months ended September 30, 2020, respectively.
Cost of Product Sales
Cost of product sales was approximately $0.6 million for the three months ended September 30, 2020. Cost of product sales consisted primarily of product royalty fees, overhead and minimal direct costs. Product sold during the three months ended September 30, 2020 generally consisted of drug product that was previously charged to research and development expense prior to FDA approval of CAPLYTA. This minimal cost drug product had a positive impact on our cost of product sales and related product gross margins for the three months ended September 30, 2020. No similar cost of product sales was recognized during the three months ended September 30, 2019.

Cost of product sales was approximately $0.8 million for the nine months ended September 30, 2020. Cost of product sales consisted primarily of product royalty fees, overhead and minimal direct costs. Product sold during the nine months ended September 30, 2020 generally consisted of drug product that was previously charged to research and development expense prior to FDA approval of CAPLYTA. This minimal cost drug product had a positive impact on our cost of product sales and related product gross margins for the nine months ended September 30, 2020. No similar cost of product sales was recognized during the nine months ended September 30, 2019.
We will continue to have a lower cost of product sales that excludes the cost of the drug product that was incurred prior to FDA approval until our sales of CAPLYTA include drug product that is manufactured after the FDA approval. We expect that this will be the case for the near-term and as a result, our cost of product sales will be less than we anticipate it will be in future periods.
Research and Development Expenses
The following tables set forth our research and development expenses for the three and nine month periods ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
External costs	2,815	14,372	29,897	48,302
Internal costs	7,460	6,968	21,587	21,757

Total research and development expenses	$10,275	$21,340	$51,484	$70,059

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lumateperone costs	4,360	10,515	30,402	32,282
Manufacturing costs	160	3,061	3,455	14,920
Share-based compensation	2,748	2,024	7,789	6,785
Other projects and overhead	3,007	5,740	9,838	16,072

Total research and development expenses	$10,275	$21,340	$51,484	$70,059

Research and development expenses decreased to $10.3 million for the three month period ended September 30, 2020 as compared to $21.3 million for the three month period ended September 30, 2019, representing a decrease of approximately 52%. This decrease is due primarily to a decrease of approximately $6.2 million of lumateperone clinical and non-clinical
costs and a decrease of approximately $2.9 million in research manufacturing costs, and a decrease of $2.7 million for other projects and overhead. These decreases are offset by an increase of approximately $0.7 million of share-based compensation expense. Manufacturing costs decreased because production of lumateperone prior to FDA approval was expensed and current production is now being capitalized in addition to less clinical trial manufacturing in 2020. Internal costs increased by approximately $0.5 million for the period due primarily to share-based compensation costs. The majority of the research and development expense incurred for the three and nine month periods ended September 30, 2020 and 2019 related to lumateperone.
Research and development expenses decreased to $51.5 million for the nine month period ended September 30, 2020 as compared to $70.1 million for the nine month period ended September 30, 2019, representing a decrease of approximately 27%. This decrease is due primarily to a decrease of approximately $11.5 million in manufacturing expense, a decrease of approximately $1.9 million of lumateperone clinical and non-clinical
expenses and a decrease of approximately $6.2 million relating to other projects and overhead. This decrease is offset by an increase of approximately $1.0 million of share-based compensation expense. Internal costs decreased by approximately $0.2 million for the period due to lower bonus accrual, stock compensation expense, travel and other operating costs.
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
Selling, General and Administrative Expenses
Selling, general and administrative costs for the three month period ended September 30, 2020 were $52.5 million as compared to $15.0 million in the three-month period ended September 30, 2019 which represents an increase of 249%. Below is a breakout of these expenses into selling and general administrative costs for the periods.
General and administrative expenses were $14.2 million in the three month period ended September 30, 2020 as compared to $8.6 million for the same period in 2019, an increase of 65%. This increase is due to increases in information technology costs of $2.4 million, professional fees of $1.4 million, stock compensation expense of $1.4 million, labor and related expenses of $0.4 million, and the remainder on insurance, lease expense, and other administrative expenses. Salaries, bonuses and related benefit costs for our general and administrative functions for the three months ended September 30, 2020 and 2019 constituted approximately 53% and 66%, respectively, of our general and administrative costs.
Selling costs were $38.3 million for the three month period ended September 30, 2020 as compared to pre-commercialization
costs of $6.4 million in the same period in 2019, or an increase of 498%. This increase is primarily due to increases in sales related labor costs of $15.4 million and commercialization and marketing costs of $15.2 million. Salaries, bonuses and related benefit costs for our sales and marketing functions for the three months ended September 30, 2020 and 2019 constituted approximately 43% and 14%, respectively, of our selling costs.

Selling, general and administrative costs for the nine month period ended September 30, 2020 were $128.0 million as compared to $42.2 million in the nine month period ended September 30, 2019, which represents an increase of 203%.
General and administrative expenses for the nine months ended September 30, 2020 were $40.5 million in 2020 as compared to $22.8 million for the same period in 2019, an increase of 78%. This increase is due to increases in professional and consulting fees of $4.5 million, labor and related expenses of $2.6 million, information technology services of $5.5 million, stock compensation expense of $3.5 million, and the remainder consisting of insurance, lease expense, and other administrative expenses. Salaries, bonuses and related benefit costs for our general and administrative functions for the nine months ended September 30, 2020 and 2019 constituted approximately 52% and 64%, respectively, of our general and administrative costs.
Selling costs were $87.5 million for the nine month period ended September 30, 2020 as compared to pre-commercialization
costs of $19.4 million in the same period in 2019, or an increase of 351%. This increase is primarily due to an increase in sales related labor costs of $40.3 million and commercialization costs of $25.5 million. Salaries, bonuses and related benefit costs for our sales and marketing functions for the nine months ended September 30, 2020 and 2019 constituted approximately 50% and 16%, respectively, of our selling costs.
We expect selling, general and administrative costs to increase moderately in the fourth quarter of 2020 as compared to the third quarter of 2020. We are expanding post approval marketing, including increased efforts to educate physicians due to the limitations related to the
COVID-19
virus pandemic and market access efforts as well as our administrative infrastructure.
Liquidity and Capital Resources
Through September 30, 2020, we provided funds for our operations by obtaining a total of approximately $1.6 billion of cash primarily through public and private offerings of our common stock and other securities, grants from government agencies and foundations and payments received under a terminated license and collaboration agreement. In the nine months ended September 30, 2020, we have collected $5.1 million from product sales, which we believe will increase going forward. We do not believe that grant revenue will be a significant source of funding in the near future.
On January 10, 2020, we completed a public offering of 10,000,000 shares of our common stock. All of the shares in the offering were sold by the Company, with gross proceeds to the Company of $295.0 million and net proceeds of approximately $277.0 million, after deducting underwriting discounts, commissions and offering expenses.
In June 2020, we sold 230,000 shares of common stock under our at-the-market
equity program generating $5.6 million in net proceeds which was received in July 2020. In the third quarter of 2020, we sold an additional 512,791 shares of common stock utilizing our at-the-market
program and received $12.3 million of net proceeds.
In September 2020 we completed a public offering of common stock in which we sold 12,666,667 shares of common stock at a public offering price of $30.00 per share for aggregate gross proceeds of $380.0 million. After deducting underwriting discounts, commissions and offering expenses, the net proceeds to the Company were approximately $357.8 million.
As of September 30, 2020, we had a total of approximately $723.3 million in cash and cash equivalents, available-for-sale
investment securities and restricted cash, and approximately $38.0 million of short-term liabilities consisting entirely of liabilities from operations, including approximately $5.3 million of short-term lease obligations. In the nine months ended September 30, 2020, we spent approximately $170.7 million in cash for operations and equipment including $3.6 million of interest income and $5.1 million of collected product sales, resulting in net cash used in operations of $161.8 million. The use of cash was primarily for selling and marketing costs in connection with our commercial launch of CAPLYTA, conducting clinical trials and non-clinical
testing, product manufacturing, and funding recurring operating expenses.
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
For the fourth quarter of 2020, we expect to spend up to $85 million primarily related to the marketing and commercialization of CAPLYTA, lumateperone clinical development including clinical trial conduct, regulatory activities, manufacturing, expansion of our administrative infrastructure and other development activities. Our other development activities will include efforts related to our

ITI-214 and
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
We will require significant additional financing in the future to continue to fund our operations. We believe that we have the funding in place to commercialize CAPLYTA in patients with schizophrenia. With our existing cash, cash equivalents and available-for-sale
investment securities, we believe that we have the funds to complete our ongoing clinical trial of lumateperone in bipolar disorder as a monotherapy and to file for approval with the FDA for this indication. We also plan to fund additional clinical trials of lumateperone for the treatment of depressive disorders and other CNS disorders; preclinical and clinical development of our
ITI-007
long acting injectable development program; additional clinical trials of lumateperone; continued clinical development of our PDE program, including
ITI-214;
research and preclinical development of our other product candidates; and the continuation of manufacturing activities in connection with the development of lumateperone. We anticipate requiring additional funds for further development of lumateperone in patients with depressive disorders and other indications, and for development of our other product candidates. We have incurred losses in every year since inception with the exception of 2011, when we received an up-front
fee and a milestone payment related to a license agreement that has been terminated. These losses have resulted in significant cash used in operations. In the nine months ended September 30, 2020, we spent approximately $170.7 million in cash for operations and equipment, including $3.6 million of interest income and $5.1 million of collected product sales, resulting in net cash used in operations of $161.8 million. While we have several research and development programs underway, the lumateperone program has advanced the furthest and will continue to consume increasing amounts of cash for conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct the activities necessary to pursue FDA approval of lumateperone beyond schizophrenia and our other product candidates, as well as commercialization efforts, we expect the amount of cash to be used to fund operations to increase over the next several years.
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
which was declared effective by the SEC on September 12, 2019, on which we registered for sale up to $350 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which includes up to $75 million of common stock that we could issue and sell from time to time, through SVB Leerink LLC acting as our sales agent, pursuant to the sale agreement that we entered into with SVB Leerink on August 29, 2019 for our
“at-the-market”
equity program. In the quarter ended June 30, 2020, we sold 230,000 shares of common stock under our
“at-the-market”
equity program which resulted in our receiving net proceeds of $5.6 million in July 2020. In the quarter ended September 30, 2020, we issued an additional 512,791 shares of common stock under our
“at-the-market”
equity program and received approximately $12.3 million of net proceeds. On September 10, 2020, we terminated the
“at-the-market”
equity program agreement with SVB Leerink LLC.
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
In addition, following the closing of our September 2020 underwritten public offering of common stock, we have a limited number of authorized shares of common stock available for future issuance that are not already issued or reserved for issuance. We have 100.0 million authorized shares of common stock. As of September 30, 2020, we had 80.1 million shares of common stock outstanding, 7.7 million shares of common stock issuable upon the exercise of outstanding stock options or the vesting of outstanding restricted stock units, and 7.2 million shares of common stock reserved for future issuance under our equity compensation plans. As a result, as of September 30, 2020, we had approximately 5.0 million authorized shares of common stock available for issuance. We will remain limited by the number of additional shares available for future capital raising transactions or strategic transactions unless we obtain stockholder approval to amend our restated certificate of incorporation to increase the number of authorized shares of common stock. This may cause a delay in our future capital raising, collaboration, partnership or other strategic transactions, and may have a material adverse effect on our business and financial condition.
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
There have been no material changes to our critical accounting policies during the three and nine months ended September 30, 2020. With the launch of product sales during the first quarter of 2020, the accounting policy for revenue recognition which includes the reserves for variable consideration, which was previously developed, was implemented.

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
Words such as “may,” “anticipate,” “estimate,” “expect,” “may,” “project,” “intend,” “plan,” “believe,” “potential,” “predict,” “project,” “likely,” “will,” “would,” “could,” “should,” “continue” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to, the following: there are no guarantees that CAPLYTA will be commercially successful; we may encounter issues, delays or other challenges in commercializing CAPLYTA; the
COVID-19
pandemic may negatively impact our commercial plans and sales for CAPLYTA; the
COVID-19
pandemic may negatively impact the conduct of, and the timing of enrollment, completion and reporting with respect to, our clinical trials; whether CAPLYTA receives adequate reimbursement from third-party payers; the degree to which CAPLYTA receives acceptance from patients and physicians for its approved indication; challenges associated with execution of our sales activities, which in each case could limit the potential of our product; results achieved in CAPLYTA in the treatment of schizophrenia following commercialization may be different than observed in clinical trials, and may vary among patients; any other impacts on our business as a result of or related to the
COVID-19
pandemic; risks associated with our current and planned clinical trials; we may encounter unexpected safety or tolerability issues with CAPLYTA for the treatment of schizophrenia or in ongoing or future trials and other development activities; our other product candidates may not be successful or may take longer and be more costly than anticipated; product candidates that appeared promising in earlier research and clinical trials may not demonstrate safety and/or efficacy in larger-scale or later clinical trials; our proposals with respect to the regulatory path for our product candidates may not be acceptable to the FDA; our reliance on collaborative partners and other third parties for development of our product candidates; and the other risk factors detailed under the heading “Risk Factors” in our most recent Annual Report on Form
10-K,
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
Interest Rate Sensitivity.
As of September 30, 2020, we had cash, cash equivalents and marketable securities of approximately $723.3 million consisting of cash deposited in a highly rated financial institution in the United States, in a short-term U.S. Treasury money market fund, and in high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of the recent changes in interest rates or through potential changes in the credit worthiness of the issuers of our available-for-sale
securities. We recognized an unrealized gain of approximately $0.6 million for the nine months ended September 30, 2020, compared to an unrealized gain of approximately $0.1 million for the year ended of December 31, 2019. We have the ability and plan to hold these investments to maturity. Declines in interest rates, however, would reduce future investment income.
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
Although the adoption of the new accounting standard did not materially impact our condensed consolidated balance sheet, statements of operations and cash flows as of and for the three months ended September 30, 2020, we did implement new internal control procedures to support the new accounting and reporting processes associated with adopting the guidance. There were no other changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
and
COVID-19,
we have instructed the majority of our office-based employees to work from home. In connection with our commercial launch of CAPLYTA, which is approved by U.S. Food and Drug Administration for the treatment of schizophrenia in adults, our commercial organization and sales force and medical organization are having significantly reduced personal interactions with physicians and customers and increasingly conduct promotional activities virtually, and elected to cease in-person
interactions with physicians and customers entirely for some period of time in the interest of employee and community safety. Even though certain of our sales force and medical organization have begun to have personal interactions with physicians and customers, we may have to cease such personal interactions depending on the
COVID-19
situation. In addition, the
COVID-19
situation has resulted in a decrease in the number of patient visits to healthcare providers. As a result of the
COVID-19
pandemic, or similar pandemics, we may experience disruptions that could severely impact our business, including our ability to successfully commercialize our only commercial product, CAPLYTA, in the U.S., and these disruptions could negatively impact our sales of CAPLYTA. Business interruptions from the current or future pandemics may also adversely impact the third parties we rely on to sufficiently manufacture CAPYLTA and to produce our product candidates in quantities we require, which may impair the commercialization and our research and development activities.
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
In response to the
COVID-19
pandemic, on March 10, 2020, the FDA announced its intention to temporarily postpone most inspections of foreign manufacturing facilities and products. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials, which has since been further updated. As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the
COVID-19
pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. As of July 2020, utilizing a rating system to assist in determining when and where it is safest to conduct such inspections based on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments, FDA is either continuing to, on a case-by-case
basis, conduct only mission critical inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include pre-approval
inspections. Foreign
pre-approval
inspections that are not deemed mission-critical remain postponed, while those deemed mission-critical will be considered for inspection on a case-by-case
basis. FDA will use similar data to inform resumption of prioritized operations abroad as it becomes feasible and advisable to do so. The FDA may not be able to maintain this pace and delays or setbacks are possible in the future. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. Additionally, regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the
COVID-19
pandemic. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

The
COVID-19
pandemic continues to rapidly evolve, and the severity and duration of the pandemic remain uncertain. The extent to which the pandemic impacts our business, including our commercial results, clinical trials, and preclinical studies will depend on future developments, which are highly uncertain.
We have a limited number of authorized shares of common stock available for issuance, which may impair our ability to issue additional shares for future capital raising transactions or strategic transactions unless we obtain stockholder approval to amend our certificate of incorporation to increase the number of authorized shares of common stock.
Following the closing of our September 2020 underwritten public offering of common stock, we have a limited number of authorized shares of common stock available for future issuance that are not already issued or reserved for issuance. We have 100.0 million authorized shares of common stock. As of September 30, 2020, we had 80.1 million shares of common stock outstanding, 7.7 million shares of common stock issuable upon the exercise of outstanding stock options or the vesting of outstanding restricted stock units, and 7.2 million shares of common stock reserved for future issuance under our equity compensation plans. As a result, as of September 30, 2020, we had approximately 5.0 million authorized shares of common stock available for issuance. We will remain limited by the number of additional shares available for future capital raising transactions or strategic transactions unless we obtain stockholder approval to amend our restated certificate of incorporation to increase the number of authorized shares of common stock. This may cause a delay in our future capital raising, collaboration, partnership or other strategic transactions, and may have a material adverse effect on our business and financial condition.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
Not applicable.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended September 30, 2020.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1*	Master Services Agreement, effective as of January 10, 2017, by and between ITI Limited and Lonza Ltd.	X

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following materials from the Registrant’s Quarterly Report on
Form 10-Q
	for the quarter ended September 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019 (audited), (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*
Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: November 9, 2020	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Date: November 9, 2020	By:	/s/ Lawrence J. Hineline
Lawrence J. Hineline
Senior Vice President of Finance and Chief Financial Officer