Form 10-K
period 2020-12-31
Intra-Cellular Therapies, Inc.
filed 2021-02-25
CIK 1567514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting and
non-voting
common stock held by
non-affiliates
of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.5 billion.
As of February 2
2
, 2021, the registrant had 80,917,013 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The following documents (or parts thereof) are incorporated by reference into the following parts of this
Form 10-K:
Certain information required in Part III of this Annual Report on Form
10-K
is incorporated by reference from the Registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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
Our Product
In December 2019, CAPLYTA was approved by the FDA for the treatment of schizophrenia in adults (42mg/day) and we initiated the commercial launch of CAPLYTA in late March 2020. In support of our commercialization efforts, we employ a national sales force consisting of approximately 240 sales representatives. This sales force focuses on promotion to physicians. Our commercial team is comprised of experienced professionals in marketing, access and reimbursement, managed markets, market research, commercial operations, and sales force planning and management.
The efficacy of CAPLYTA 42 mg in schizophrenia was demonstrated in two placebo-controlled trials, showing a statistically significant separation from placebo on the primary endpoint, the Positive and Negative Syndrome Scale, or PANSS, total score. The most common adverse reactions (>5% and twice the rate of placebo) for the recommended dose of CAPLYTA versus placebo were somnolence/sedation (24% vs. 10%) and dry mouth (6% vs. 2%). In pooled data from short term studies, mean changes from baseline in weight gain, fasting glucose, triglycerides and total cholesterol were similar between CAPLYTA and placebo. The incidence of extrapyramidal symptoms was 6.7% for CAPLYTA and 6.3% for placebo.

Our Development Programs
Our pipeline includes several product candidates in clinical development and additional product candidates in preclinical testing. We believe that our product candidates offer innovative therapeutic approaches and may provide advantages relative to current therapies. The following table summarizes our product candidates and programs:
OUR THERAPEUTIC PIPELINE

The safety and efficacy of investigational agents and/or investigational uses of approved products have not been established.
Lumateperone Development Program
The efficacy of lumateperone could be mediated through a combination of antagonist activity at central serotonin
5-HT2A
receptors and postsynaptic antagonist activity at central dopamine D2 receptors. In terms of pharmacodynamics, lumateperone has high binding affinity for serotonin
5-HT2A
receptors and moderate binding affinity for dopamine D2 receptors, serotonin transporters, dopamine D1 receptors, dopamine D4 receptors and adrenergic alpha 1A and alpha 1B receptors. It lacks biologically relevant interactions with other receptors including muscarinic and histaminergic receptors. As a result, we believe lumateperone may represent a potential treatment across multiple therapeutic indications including the treatment of bipolar disorder, including bipolar depression, other disorders with co-morbid
depression, and/or as a stand-alone treatment for major depressive disorder (MDD).
Lumateperone for the Treatment of Depressive Episodes Associated with Bipolar Disorder (Bipolar Depression)
The pharmacological profile of lumateperone offers the potential to treat bipolar mania, depression, and mixed features at doses similar to those targeted for the treatment of schizophrenia. We believe that lumateperone may be effective alone or in combination with mood stabilizers. Given that many patients with bipolar disorder also experience disturbed sleep and cognitive impairment similar to that observed in schizophrenia, we believe that lumateperone may have the potential treat a wide array of symptoms in patients with bipolar disorder, including improvement of cognition and sleep.
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
Depression Score (p=0.0082; effect size = 0.31). The lower lumateperone dose, 28 mg, showed a trend for a dose-related improvement in symptoms of depression but the results did not reach statistical significance. In the first quarter of 2020, we initiated our third monotherapy Phase 3 study, Study 403, evaluating lumateperone as monotherapy in the treatment of major depressive episodes associated with Bipolar I or Bipolar II disorder. Following the positive results in Study 402, we amended Study 403 to evaluate major depressive episodes with mixed features in bipolar disorder in patients with Bipolar I or Bipolar II disorder and mixed features in patients with major depressive disorder, or MDD. We expect to complete Study 403 in the second half of 2022 and following completion we intend to discuss the results with the FDA to determine whether Study 403, as amended, will provide supportive data of a potential future regulatory filing for this indication.
In July 2019, we announced topline results from our first monotherapy study, Study 401, conducted in the United States, and our second monotherapy study, Study 404, conducted globally, evaluating lumateperone as monotherapy in the treatment of major depressive episodes associated with Bipolar I or Bipolar II disorder. In Study 404, lumateperone 42 mg met the primary endpoint for improvement in depression as measured by change from baseline versus placebo on the MADRS total score (p<0.0001; effect size = 0.56). These benefits were statistically significant in both Bipolar I and Bipolar II patients. Study 404 also met its key secondary endpoint, Clinical Global Impression Scale for Bipolar for Severity of Illness
(CGI-BP-S)
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
In addition, while our Phase 3 bipolar depression trials were powered for the overall patient population and not powered for subpopulation analyses, statistically significant benefit versus placebo was seen in the subgroup of patients with Bipolar I and Bipolar II disorder in Study 404 and in patients with Bipolar I disorder in Study 402, but the Bipolar II subgroup was not statistically significant in Study 402. In February 2021, we submitted supplemental new drug applications, or sNDAs, to the FDA for potential regulatory approval of lumateperone for the treatment of bipolar depression in patients with Bipolar I or II disorder as monotherapy and adjunctive therapy. Assuming the sNDA submissions are accepted by the FDA, we anticipate an FDA target action date for the sNDAs in the second half of 2021.
Lumateperone for the treatment of major depressive disorder and other mood disorders
As a potent
5-HT2A
receptor antagonist and serotonin reuptake inhibitor we believe that lumateperone could improve symptoms of depression with fewer side effects than currently marketed antipsychotics and antidepressants. Dopamine modulation by lumateperone may also reduce irritability and aggression that can accompany many mood disorders. Lumateperone, as a standalone agent, indirectly enhances glutamatergic neurotransmission through both AMPA and NMDA channels in the prefrontal cortex via lumateperone’s dopamine D1 receptor activation. By enhancing AMPA neurotransmission, lumateperone also activates key proteins in the mTOR pathway which has shown antidepressant effects. As such, lumateperone may represent a potential treatment for mood disorders including MDD, post-traumatic stress disorder and intermittent explosive disorder. We have commenced our program of lumateperone in MDD evaluating lumateperone as an adjunctive therapy to antidepressants for the treatment of MDD and we expect to initiate clinical conduct in two Phase 3 trials in 2021.

Other Indications for Lumateperone
Within the lumateperone portfolio, we are also developing a long-acting injectable formulation to provide more treatment options to patients suffering from mental illness. We have completed the preclinical development of a long-acting injectable formulation and in December 2020 we initiated a Phase 1 single ascending dose study of lumateperone LAI, a formulation of lumateperone designed to be administered subcutaneously and to maintain therapeutic levels of lumateperone for at least one month. This study will evaluate the pharmacokinetics, safety and tolerability of lumateperone LAI in patients with stable symptoms of schizophrenia. We anticipate topline results from this study will be available in the second half of 2021. Results from this study will inform the dosing strategy for future studies. Given the encouraging tolerability data to date with oral lumateperone, we believe that a long-acting injectable option, in particular, may lend itself to being an important formulation choice for certain patients.
We hold exclusive, worldwide commercialization rights to lumateperone and a family of compounds from Bristol-Myers Squibb Company pursuant to an exclusive license.
Other Product Candidates
We are developing
ITI-1284
for the treatment of behavioral disturbances in patients with dementia, the treatment of dementia-related psychosis and for the treatment of certain depressive disorders in the elderly. ITI-1284 is a deuterated form of lumateperone, a new molecular entity formulated as an oral disintegrating tablet for sublingual administration. ITI-1284 is formulated as an oral solid dosage form that dissolves almost instantly when placed under the tongue, allowing for ease of use in the elderly and may be particularly beneficial for patients who have difficulty swallowing conventional tablets. Phase 1 single and multiple ascending dose studies in healthy volunteers and healthy elderly volunteers (> than 65 years of age) evaluated the safety, tolerability and pharmacokinetics of ITI-1284. In these studies, there were no reported serious adverse events in either age group. In the elderly cohort, reported adverse events were infrequent with the most common adverse event being transient dry mouth (mild). Based on these studies, we plan to initiate Phase 2 studies evaluating ITI-1284 for the treatment of behavioral disturbances in dementia, dementia-related psychosis, and certain depressive disorders in the elderly.
We have another major program called
ITI-002
that has yielded a portfolio of compounds that selectively inhibit the enzyme phosphodiesterase type 1, or PDE1. PDE1 enzymes are highly active in multiple disease states and our PDE1 inhibitors are designed to reestablish normal function in these disease states. Abnormal PDE1 activity is associated with cellular proliferation and activation of inflammatory cells. Our PDE1 inhibitors ameliorate both of these effects in animal models. We intend to pursue the development of our phosphodiesterase, or PDE, program, for the treatment aberrant immune system activation in several CNS and non-CNS
conditions with a focus on diseases where excessive PDE1 activity has been demonstrated and increased inflammation is an important contributor to disease pathogenesis. Our potential disease targets include heart failure, immune system regulation, neurodegenerative diseases, cancers and other non-CNS
disorders.
ITI-214
is our lead compound in this program. We believe
ITI-214
is the first compound in its class to successfully advance into Phase 1 clinical trials. Following the favorable safety and tolerability results in our Phase 1 program, we initiated our development program for
ITI-214
for Parkinson’s disease and commenced patient enrollment in the third quarter of 2017 in a Phase 1/2 clinical trial of
ITI-214
in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor
exploratory endpoints. In the fourth quarter of 2018, we announced that the Phase 1/2 clinical trial of
ITI-214
has been completed and topline results demonstrated
ITI-214
was generally well-tolerated with a favorable safety profile and clinical signs consistent with improvements in motor symptoms and dyskinesias. We plan to initiate a Phase 2 clinical trial with ITI-214 for Parkinson’s disease in 2021. In addition, in the second quarter of 2020, we announced topline results from Study
ITI-214-104,
a Phase 1/2 translational study of single ascending doses of
ITI-214
in patients with chronic systolic heart failure with reduced ejection fraction. In this study,
ITI-214
improved cardiac output by increasing heart contractility and decreasing vascular resistance. Agents that both increase heart contractility (inotropism) and decrease vascular resistance

(vasodilation) are called inodilators. Inodilators in current clinical use are associated with the development of arrhythmias, which are abnormal heart rhythms that when serious can impair heart function and lead to mortality.
ITI-214,
which acts through a novel mechanism of action, was not associated with arrhythmias in this study and was generally well-tolerated
in all patients.
We also have a development program with our
ITI-333
compound as a potential treatment for substance use disorders, pain and psychiatric comorbidities including depression and anxiety. There is a pressing need to develop new drugs to treat opioid addiction and safe, effective, non-addictive
treatments to manage pain.
ITI-333
is a novel compound that uniquely combines activity as an antagonist at serotonin
5-HT2A
receptors and a partial agonist at µ-opioid receptors. These combined actions support the potential utility of
ITI-333
in the treatment of opioid use disorder and associated comorbidities (e.g., depression, anxiety, sleep disorders) without opioid-like safety and tolerability concerns. In December 2020, we initiated a Phase 1 single ascending dose study evaluating the safety, tolerability and pharmacokinetics of
ITI-333
in healthy volunteers. We have received a grant from the National Institute on Drug Abuse under the Helping to End Addiction Long-term Initiative, or NIH HEAL Initiative, that we expect will fund a significant portion of the early stage clinical development costs associated with this program.
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
According to the American Pediatric Association and the National Institute of Mental Health, about 1% of the population or 2.4 million Americans suffer from schizophrenia in any given year. The U.S. market value of antipsychotic drugs exceeded $12 billion in 2020. These drugs have been used by physicians to address a range of disorders in addition to schizophrenia, including bipolar disorder, depression and a variety of psychoses and related conditions. Antipsychotic treatments can have significant side effects like extrapyramidal symptoms, weight gain, dyslipidemia and other metabolic abnormalities. A landmark study funded by the National Institute of Mental Health, the Clinical Antipsychotic Trials of Intervention Effectiveness, also referred to as CATIE, which was published in The New England Journal of Medicine in September 2005, found that 74% of patients taking typical or atypical antipsychotics discontinued treatment within 18 months because of side effects or lack of efficacy.
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
There are over 11 million adult Americans living with bipolar disorder. Decision Resources Group estimated global sales for therapeutics used to treat bipolar disorder to be approximately $6 billion in 2020.
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
Behavioral Disturbances in Dementia
The World Health Organization estimates that approximately 50 million people worldwide have dementia, and this number is expected to increase to 152 million by 2050. The Alzheimer’s Association estimates 5.8 million Americans are living with Alzheimer’s dementia (AD) in 2020. While the diagnostic criteria for AD and other dementias mostly focus on the related cognitive deficits, it is often the behavioral and psychiatric symptoms that are most troublesome for caregivers and lead to poor quality of life for patients. Several behavioral symptoms are quite prevalent in patients with dementia, including patients with AD. In view of the potential multiple effects of lumateperone on aggression, agitation, sleep disorders and depression, and its safety profile to date, we believe that lumateperone may provide a novel therapy for treating the behavioral disturbances accompanying dementia, including AD.
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
and dopamine agonists used to treat the disease were approximately $3.5 billion in 2020.
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
According to the National Institute of Mental Health, approximately 7% of adults experience MDD each year. According to Decision Resources Group, global sales of therapeutics to treat the depression was approximately $6 billion in 2019. The antidepressant market is primarily composed of selective serotonin reuptake inhibitors such as escitalopram and selective norepinephrine reuptake inhibitors, or SNRIs, such as duloxetine. Antipsychotics such as quetiapine, aripriprazole and Rexulti
®
are also used as adjunctive treatments with antidepressant treatment. The National Institute of Mental Health-funded Sequenced Treatment Alternatives to Relieve Depression, or STAR*D, study showed that only one-third
of treated patients experience complete remission of depressive symptoms. Nearly two-thirds
of patients with depression do not fully recover on an anti-depressant medication.
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
Approximately 6.5 million adults in the United States have heart failure. One in eight deaths in 2018 included heart failure as contributing cause. About half of people who develop heart failure die within 5 years of diagnosis. Heart failure costs the nation an estimated $30.7 billion each year. This total includes the cost of health care services, medications to treat heart failure, and missed days of work. Current treatments prolong life and improve the heart’s function, but there is no cure. There is a pressing need for improved treatments to improve and reverse these changes in cardiac function.
Opioid Use Disorder
According to the 2019 CDC annual surveillance report of drug-related risks and outcomes, opioid misuse is widespread with over 10 million Americans reporting opioid misuse and nearly 50,000 opioid overdose deaths reported in the United States. The opioid crisis was declared a public health emergency in 2017. Opioids are a class of drugs that include the illegal drug heroin, synthetic opioids such as fentanyl, and pain relievers available legally by prescription, including oxycodone, hydrocodone, codeine and morphine. Opioids produce high levels of positive reinforcement, increasing the odds that people will continue using them despite negative consequences. Opioid use disorder is a chronic lifelong disorder, with serious potential consequences including disability, relapses, and death. While medications including methadone, buprenorphine and naltrexone are approved to treat opioid use disorder, these medications do not effectively treat psychiatric comorbidities (e.g., mood and anxiety disorders) that may drive opioid use/abuse or dysphoria or the dysphoria and mood disturbances (e.g., depression and anxiety) that often accompany opioid withdrawal and abstinence.
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

The key elements of our strategy are to:

•	continue to commercialize CAPLYTA, which has been approved by the FDA for the treatment of schizophrenia in adults, in the United States;

•	commercialize lumateperone for the treatment of bipolar depression, if approved by the FDA;

•	complete the development of lumateperone for additional neuropsychiatric indications, such as bipolar disorder and MDD;

•
expand the commercial potential of lumateperone by investigating its usefulness in additional neurological areas, such as autism spectrum disorder, and in additional neuropsychiatric indications, such as sleep disorders associated with neuropsychiatric and neurological disorders;

•
continue to advance our other product candidates in clinical development such as
ITI-214,
for the treatment of CNS and other disorders;
ITI-1284,
for the treatment of neuropsychiatric disorders and behavioral disturbances in dementia; and
ITI-333,
for substance use disorders, pain and psychiatric comorbidities including depression and anxiety; and

•	advance the earlier stage product candidates in our pipeline.

Intellectual Property
Our Patent Portfolio
As of February 1, 2021, we owned or controlled approximately 112 patent families filed in the United States and other major markets worldwide, including approximately 94 issued or allowed U.S. patents, 41 pending U.S. patent applications, 305 issued or allowed foreign patents and 232 pending foreign patent applications, directed to novel compounds, formulations, methods of treatment, synthetic methods, and platform technologies.
Lumateperone tosylate is now
FDA-approved
as CAPLYTA
®
for the treatment of schizophrenia. We have extensively characterized this compound and related compounds and filed additional patent applications on salt forms, polymorphs, pharmaceutical formulations, new indications, improved methods of manufacture, metabolites, derivatives, and structurally related novel compounds. As of February 1, 2021, our lumateperone program consisted of approximately 31 patent families that we own or control, filed in the United States and other major markets, including 34 issued or allowed U.S. patents, 23 pending U.S. patent applications, 121 issued or allowed foreign patents and 106 pending foreign patent applications. Seven patents are currently Orange Book listed in the United States, which provides the further benefit of five years of new chemical entity data exclusivity with the FDA. Patent protection for lumateperone includes:

Summary Description of Patent or Patent Application	United States or Foreign Jurisdiction	Expiration Date
ITI-007 Product Patent (approved drug product—lumateperone tosylate—in any pharmaceutical form)	Granted: US (10,464,938*) Pending in AU	March 12, 2028 (US: does not include expected 6-month extension in US for pediatric studies)

ITI-007 Crystal Form Patent (approved drug product—lumateperone tosylate—in solid crystalline form)	Granted: US (8,648,077*; 9,199,995*; 9,586,960*), EP (AT, BE, BG, CH, CZ, DE, DK, EE, ES, FI, FR, GB, GR, HR, HU, IE, IT, LT, LU, LV, NL, NO, PL, PT, RO, SE, SI, SK, TR), AU, CA, CN, KR, HK, JP and MX	December 1, 2029 (US; does not include expected 6-month extension for pediatric studies; additional patent term extension possible through 2033**); March 12, 2029 (ex-US)

Pending in IL, IN

ITI-007 Dosage and Method of Treatment Patents (including schizophrenia, bipolar depression, sleep disorder indications)	Granted: US (8,598,119*; 9,616,061*), AU, CA, CN, JP, MX Pending: US (continuation), (divisional), EP, IN, KR, MX (divisional)	December 28, 2029 (US; does not include expected 6-month extension for pediatric studies; additional patent term extension possible through 2033**); May 27, 2029 (ex-US)

ITI-007 Residual Symptoms Patent (treatment of negative/residual symptoms of schizophrenia)	Granted: US (9,956,227*), AU, JP, RU Pending: US (continuation), AU (divisional), JP (divisional), EP (allowed), IN, KR, MX, CA, BR IL, CN	December 3, 2034 (US and ex-US; does not include expected US 6-month extension for pediatric studies;)

Patents for Additional Dosage Forms	Granted: US (10,695,345*) Pending: US (continuation), AU, CA, CN, EP, IN, IL, JP, KR, MX, RU	2037-2039

Summary Description of Patent or Patent Application	United States or Foreign Jurisdiction	Expiration Date
Patents for Additional Indications (including post-traumatic stress disorder, impulse control disorder, symptoms associated with dementia, acute depression, and acute anxiety)	Granted or pending in US, EP, JP, and other countries	2033-2034

*	Orange-Book listed U.S. patents
**
We have filed patent term extension applications on two U.S. patents. The U.S. Patent and Trademark Office, or USPTO, has not completed its review of these applications. In the United States, we are permitted to extend the term of one U.S. patent for lumateperone or the use thereof. Accordingly, on completion of the USPTO’s review of our patent term extension applications, we must select one of the two patents to which any patent term extension granted will attach. Patent terms may be subject to change not only due to potential patent term extensions but also to any terminal disclaimer that reduces patent term, as well as other factors. Because the U.S. patent laws and related judicial interpretations change, modifications or new interpretations of the laws may impact our patent terms.

Our
ITI-1284
program relates to novel lumateperone derivatives for the treatment of behavioral disturbances associated with dementia, and other central nervous system disorders. Six families of patent applications have been filed, which have already resulted in five U.S. patents and eight foreign patents. The
ITI-1284
molecule has composition of matter protection to 2037, with possible extensions and additional Orange Book-listable protection to 2042.
Our program on PDE1 inhibitors for cognition, dopamine-mediated and other disorders, cardiovascular disorders, as well as several others, includes patent protection across 27 families for the lead molecule,
ITI-214,
as well as a wide range of filings on other proprietary compounds and indications. The
ITI-214
lead molecule has composition of matter protection to 2029, with possible extensions and additional Orange Book-listable protection to 2034. Additionally, we expect to have data exclusivity in the European Union for up to 11 years from commercial launch. We have obtained patent coverage for
ITI-214
in the treatment of cardiovascular disorders, including heart failure, that extends to 2034. We are also evaluating potential follow-on
compounds for
ITI-214
which would have patent protection beyond 2030.
Our
ITI-333
program relates to novel compounds for the
non-addictive
treatment of pain and for the treatment of opiate use disorder. 14 families of patent applications have been filed, including two families which have already resulted in three U.S. patents and one EP grant. These patent families will protect the lead compound, as well as many other analogs under development, beyond 2037 (exclusive of any patent term extensions and regulatory exclusivities).
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
Under the agreement, we made an upfront payment of $1.0 million to BMS, a milestone payment of $1.25 million in December 2013, and a milestone payment of $1.5 million in December 2014 following the initiation of our first Phase 3 clinical trial for lumateperone for patients with schizophrenia. Upon FDA acceptance of an NDA filing for lumateperone, we were obligated to pay BMS a $2.0 million milestone payment. The FDA accepted our NDA filing for lumateperone for the treatment of schizophrenia in the third quarter of 2018 and, as a result, we paid the milestone payment in the first quarter of 2019. The FDA approved our NDA filing on December 23, 2019 and as a result, we accrued $5.0 million related to that milestone in the fourth quarter of 2019 which was paid in the first quarter of 2020. Remaining potential milestone payments under the agreement with respect to lumateperone total $5.0 million if approvals to market the product are received in certain countries outside the U.S. Under the agreement, we may be obliged to make other milestone payments to BMS, for licensed products other than lumateperone, of up to an aggregate of approximately $14.75 million. We are also obliged to make tiered single digit percentage royalty payments ranging between 5 – 9% on sales of licensed products. We are obliged to pay to BMS a percentage of non-royalty
payments made in consideration of any sublicense.
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
Manufacturing
We do not own or operate manufacturing facilities for the production of CAPLYTA or any of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredient, or API, and finished product for commercial sales of CAPLYTA and for our preclinical research and clinical trials, including our ongoing Study 403 Phase 3 trial for lumateperone for the treatment of bipolar depression. We believe that we would be able to contract with other third-party contract manufacturers to obtain API if our existing sources of API were no longer available, but there is no assurance that API would be available from other third-party manufacturers on acceptable terms, on the timeframe that our business would require, or at all.
The Siegfried Supply Agreement
On January 4, 2017, we entered into a supply agreement, or the Siegfried Agreement, with Siegfried Evionnaz SA, or Siegfried. Under the Siegfried Agreement, Siegfried has agreed to manufacture and supply the API for lumateperone in commercial quantities. We agreed to provide Siegfried with a rolling forecast. of our anticipated requirements for supply of the API. Under the agreement, our purchase prices for supply of the API from Siegfried are specified prices based on the volume of API produced. The term of the Siegfried Agreement extends for five years. Either party may terminate the agreement prior to its expiration upon an uncured material breach by the other party, the liquidation or dissolution of the other party, the commencement of insolvency procedures or other bankruptcy-related proceedings that are not dismissed within a certain period of time, the appointment of any receiver, trustee or assignee to take possession of the properties of the other party, the cessation of all or substantially all of the other party’s business operations, a continuing force majeure event affecting the other party, or the debarment or certain other events involving the other party’s employees, affiliates or agents. Under the Siegfried Agreement, we have the right to and may purchase the API for lumateperone from other suppliers, including if Siegfried cannot fulfill our requirements. As of December 31, 2020, the Company has committed to purchasing a production campaign of API from Siegfried that is expected to be delivered in the first half of 2022.
The Lonza Manufacturing Services Agreement
On January 10, 2017, we entered into a manufacturing services agreement, or the Lonza Agreement, with Lonza Ltd., or Lonza. Under the Lonza Agreement, Lonza has agreed to manufacture lumateperone, with purchase prices determined in each project plan. We agreed to provide Lonza with a written forecast of our estimated quarterly requirements. The term of the Lonza Agreement ends on the later of the seventh anniversary of the effective date of the agreement or five years after the first marketing approval by the FDA or European Medicines Agency, or EMA, of lumateperone from the Lonza facility for commercial supply. Either party may terminate the agreement prior to its expiration upon a prior written notice, an uncured material breach by the other party, the insolvency, liquidation, dissolution or bankruptcy of the other party, or a continuing force majeure event affecting the other party, and may be extended by mutual consent. We may terminate the agreement prior to its expiration if we receive notice that the NDA for lumateperone has been rejected, suspended indefinitely or terminated by the FDA. As of December 31, 2020, the Company has committed to purchasing a production campaign of API from Lonza that is expected to be delivered in the second half of 2022.
Development and commercial quantities of any products that we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval. We currently employ internal resources to manage our manufacturing contractors.
Commercial Operations
We initiated the commercial launch of CAPLYTA in the United States in late March 2020. In support of our commercialization efforts, we hired a national sales force consisting of approximately 240 sales representatives. We have substantially completed the hiring of our U.S. sales force. In the future, we may choose to commercialize CAPLYTA or any other products, in markets outside of the United States, if approved for sale in such markets, by establishing one or more strategic alliances.
Customers
We are currently approved to sell CAPLYTA for the treatment of schizophrenia in adults in the U.S. market. At the time of launch, CAPLYTA is priced in line with other currently marketed branded antipsychotics indicated for the treatment of schizophrenia. We distribute CAPLYTA principally through three third party wholesale drug distributors. We do not have a disproportionate concentration with any one of these distributors and we expect our sales volume to be distributed relatively evenly across these distributors.
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
Even if we are successful in commercializing CAPLYTA and developing and obtaining approval of our product candidates, we would compete with a variety of established drugs in the areas of our targeted CNS therapeutic indications. CAPLYTA for the treatment of schizophrenia competes and lumateperone for the treatment of bipolar disorder, if approved, would compete with, among other branded products, Latuda
®
, marketed by Sunovion, Rexulti
®
, marketed by Otsuka Pharmaceutical, VRAYLAR
®
, marketed by Allergan, Saphris
®
, marketed by Allergan, and Fanapt
®
, marketed by Vanda Pharmaceuticals. In addition, CAPLYTA competes and our product candidates, if approved, would compete with, among other generic antipsychotic products, aripiprazole, haloperidol, paliperidone, risperidone, quetiapine/XR, olanzapine and clozapine.
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
Assuming successful completion of the required clinical testing, the results of preclinical studies and of clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. An NDA must be accompanied by a significant user fee, which is waived for the first NDA submitted by a qualifying small business. The NDA is subject to a sixty-day
acceptance period, and if sufficiently complete to permit substantive review, will be filed by the FDA at the end of that period. For NDAs that are assigned a standard review designation, the FDA’s goal is to complete its review ten months from the date the FDA files the NDA and, for priority review of those NDAs, six months from the date the FDA files the NDA. These goals can be extended by the FDA through requests for additional information from the sponsor.
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
Patent Term Restoration and Marketing Exclusivity.
Depending upon the timing, duration and specifics of FDA approval of the use of our drugs, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half
the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the extension must be requested prior to expiration of the patent. Also, the approval must be the first permitted commercial marketing or use of the active ingredient under the relevant provision of law. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. We have applied for, and in the future we intend to apply for, restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA.
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
The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct, or obtain a right of reference to all of the preclinical studies, adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. The FDCA also provides seven years of market exclusivity for a drug designated for a rare disease or condition (e.g., a disease or condition that affects less than 200,000 people in the United States). The exclusivity prohibits the approval of the same drug for the same disease or condition, unless there is a showing of clinical superiority.
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
Human Capital
As of February 1, 2021, we employed 383 employees all of whom were full-time. We consider our relations with our employees to be good. To successfully commercialize CAPLYTA and develop our drug candidates, we must be able to attract and retain highly skilled personnel. We anticipate hiring a number of additional employees for sales and marketing, research and development, clinical and regulatory affairs, and general and administrative activities during 2021. We continually evaluate the business need and opportunity and balance in-house
expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantial clinical trial work to clinical research organizations and drug manufacturing to contract manufacturers.
We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. Pharmaceutical companies both large and small compete for a limited number qualified applicants to fill specialized positions. To attract qualified applicants, we offer a total rewards package consisting of base salary and cash target bonus, a comprehensive benefit package and equity compensation for every employee. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Actual bonus payout is based on performance.
Much of our success is rooted in the diversity of our teams and our commitment to inclusion. We value diversity at all levels. We believe that our business benefits from the different perspectives a diverse workforce brings, and we pride ourselves on having a strong, inclusive and positive culture based on our shared mission and values.
Corporate Information
We were originally incorporated in the State of Delaware in August 2012 under the name “Oneida Resources Corp.” Oneida Resources Corp. was a “shell” company registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, with no specific business plan or purpose until it began operating the business of Intra-Cellular Therapies, Inc. (now re-named
ITI, Inc., or ITI) through a reverse merger transaction on August 29, 2013 (the “Merger”). ITI was incorporated in Delaware in May 2001 to focus primarily on the development of novel drugs for the treatment of neuropsychiatric and neurologic diseases and other disorders of the central nervous system. Effective upon the Merger, a wholly owned subsidiary of the Company merged with and into ITI. ITI and ITI Limited continue as the operating subsidiaries of the Company. As used herein, the words the “Company,” “we,” “us,” and “our” refer to Intra-Cellular Therapies, Inc. and its wholly owned subsidiaries, ITI, Inc. and ITI Limited.
Our corporate headquarters and laboratory are located at 430 East 29th Street, New York, New York 10016, and our telephone number is
(646) 440-9333.
We also have an office in Towson, Maryland. We maintain a website at www.intracellulartherapies.com, to which we regularly post copies of our press releases as well as additional information about us. We make available free of charge through the Investors section of our web site our Annual Reports on Form
10-K,
Quarterly Reports on Form
10-Q,
Current Reports on Form
8-K
and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Securities and Exchange Commission maintains an internet site (
http://www.sec.gov
) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. We include our web site address in this Annual Report on Form
10-K
only as an inactive textual reference. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

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
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, including those highlighted in this section below, that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in more detail in the risk factors below, alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

•
In order to execute our business plan and achieve profitability, we need to effectively commercialize CAPLYTA, which received FDA approval in December 2019 for the treatment of schizophrenia in adults. We initiated the commercial launch of CAPLYTA in March 2020.

•
If we do not obtain regulatory approval of lumateperone for other indications in the United States, or for any indication in foreign jurisdictions, we will not be able to market lumateperone for other indications or in other jurisdictions, which will limit our commercial revenues.

•
If the sales and marketing capabilities we are establishing or our third-party relationships for the commercialization of lumateperone are not effective, lumateperone may not be successfully commercialized.

•	We have generated limited revenue from product sales and there is no guarantee that our revenue from the sale of CAPLYTA or other product candidates, if approved, will be substantial.

•	There is no guarantee that our planned clinical trials for lumateperone will be successful.

•	We expect our net losses to continue for at least several years and are unable to predict the extent of future losses or when we will become profitable, if ever.

•
We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

•
Even though the FDA has granted approval of CAPLYTA for the treatment of schizophrenia, the terms of the approval may limit its commercial potential. Additionally, CAPLYTA is still subject to ongoing regulatory requirements.

•
Delays, suspensions and terminations in our clinical trials could result in increased costs to us, delay our ability to generate product revenues and therefore may have a material adverse effect on our business, results of operations and future growth prospects.

•
Safety issues with our product candidates or approved product, or with product candidates or approved products of third parties that are similar to our product candidates, could give rise to delays in the regulatory approval process, restrictions on labeling or product withdrawal after approval.

•	Preliminary and interim data from our clinical studies that we may announce or publish from time to time may change as more patient data become available.

•
We rely on third parties to conduct our clinical trials and perform data collection and analysis, which may result in costs and delays that prevent us from successfully commercializing our product candidates.

•	Even if we successfully complete the clinical trials of one or more of our product candidates, the product candidates may fail for other reasons.

•
We are subject to ongoing regulatory obligations and restrictions with regard to lumateperone and, following regulatory approval of any of our product candidates, we will be subject to ongoing regulatory obligations and restrictions with regard to such product candidates, which may result in significant expense and limit our ability to commercialize lumateperone and our other potential products.

•
CAPLYTA and our product candidates, if approved, may not gain acceptance among physicians, patients, or the medical community, thereby limiting our potential to generate revenues, which will undermine our future growth prospects.

•
CAPLYTA has only recently been, and our other product candidates have never been, manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale. In particular, we will need to develop larger scale manufacturing processes that are more efficient and cost-effective to commercialize our product candidates which may not be successful.

•
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

•	We will need to continue to manage our organization and we may encounter difficulties with our staffing and any future transitions, which could adversely affect our results of operations.

•	Our ability to compete may be undermined if we do not adequately protect our proprietary rights.

•
Our ability to generate product revenues will be diminished if lumateperone or any of our other potential products does not receive coverage from payors or sell for inadequate prices, or if patients are unable to obtain adequate levels of reimbursement.

•
Many of our competitors have greater resources and capital than us, putting us at a competitive disadvantage. If our competitors develop and market products that are more effective than lumateperone or our other product candidates, they may reduce or eliminate our commercial opportunity.

•
The outbreak of the novel strain of coronavirus,
SARS-CoV-2,
or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including our commercial operations and sales, clinical trials and preclinical studies.

•	Numerous factors could result in substantial volatility in the trading price of our stock.

•	The price of our common stock could be subject to volatility related or unrelated to our operations.

•	Our management has broad discretion over the use of our cash and we may not use our cash effectively, which could adversely affect our results of operations.

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
Successful commercialization of CAPLYTA is subject to many risks. We have never, as an organization, launched or commercialized any other product, and there is no guarantee that we will be able to successfully commercialize CAPLYTA for its approved indication. There are numerous examples of failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. We continue to build our commercial organization and have hired our U.S. sales force and will need to further develop our commercial organization in order to successfully commercialize CAPLYTA. We expect that continued commercial success of CAPLYTA for the treatment of schizophrenia will depend on many factors, including the following:

•	the efficacy, cost, approved use, and side-effect profile of CAPLYTA regimens relative to competitive treatment regimens for the treatment of schizophrenia;

•	the effectiveness of our commercial strategy for the marketing of CAPLYTA, including our pricing strategy and the effectiveness of our efforts to obtain adequate third-party reimbursements;

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
While we believe that CAPLYTA for the treatment of schizophrenia has a commercially competitive profile, we cannot accurately predict the amount of revenue that will be generated from the sale of CAPLYTA. If we do not effectively commercialize CAPLYTA, we will not be able to execute our business plan and may not be able to achieve profitability. If our revenues, market share and/or other indicators of market acceptance of CAPLYTA do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.
If we do not obtain regulatory approval of lumateperone for other indications in the United States, or for any indication in foreign jurisdictions, we will not be able to market lumateperone for other indications or in other jurisdictions, which will limit our commercial revenues.
While CAPLYTA has been approved by the FDA for the treatment of schizophrenia in adults, lumateperone has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market lumateperone for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of CAPLYTA by the FDA for the treatment of schizophrenia does not ensure that foreign jurisdictions will also approve CAPLYTA for that indication, nor does it ensure that lumateperone will be approved by the FDA for any other indication. Lumateperone is in Phase 3 clinical development as a novel treatment for bipolar depression and as an adjunctive therapy for the treatment of MDD. For example, in the first quarter of 2021,we submitted sNDAs to the FDA for potential regulatory approval of lumateperone for the treatment of bipolar depression in patients with Bipolar I or II disorder as monotherapy and adjunctive therapy, but there can be no assurance that the FDA will approve lumateperone for those indications. There is no guarantee that any ongoing or future studies of lumateperone in other indications will be successful, or that the FDA or any regulatory authority in foreign jurisdictions will approve lumateperone for any of those indications. The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and we have not yet identified all of the requirements that we will need to satisfy to submit lumateperone for approval for other indications or in other jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support our NDA submission in schizophrenia. In addition, strategic considerations need to be taken into account when determining whether and when to submit lumateperone for approval in other jurisdictions. If we do not receive marketing approval for lumateperone for any other indication or from any regulatory agency outside of the United States, we will never be able to commercialize lumateperone for any other indication in the United States or for any indication in any other jurisdiction. Even if we do receive additional regulatory approvals, we may not be successful in commercializing those opportunities.
If the results or timing of regulatory filings, the regulatory process, regulatory developments, clinical trials or preclinical studies, or other activities, actions or decisions related to lumateperone do not meet our or others’ expectations, the market price of our common stock could decline significantly.
If the sales and marketing capabilities we have established or our third-party relationships for the commercialization of lumateperone are not effective, lumateperone may not be successfully commercialized.
Prior to the commercial launch of CAPLYTA in late March 2020, we had no experience as a company in marketing drugs or with respect to pricing and obtaining adequate third-party reimbursement for drugs. We continue to build our commercial organization and capabilities in the United States in order to market CAPLYTA for the treatment of schizophrenia. We will need to successfully complete the expansion of our capabilities and/or enter into arrangements with third parties to sell and market CAPLYTA for the treatment of schizophrenia and, if approved, our other product candidates. If our sales and marketing capabilities or our third-party relationships for the commercialization of our products are not effective, our business could be materially harmed.
We have generated limited revenue from product sales and there is no guarantee that our revenue from the sale of CAPLYTA will be substantial.
Our ability to generate revenue from product sales and achieve profitability depends on our ability to successfully commercialize CAPLYTA for the treatment of schizophrenia in adults in the United States and to complete the development of and obtain regulatory approvals necessary to commercialize lumateperone in other indications and our other product candidates. We have a limited operating history on which to evaluate our business and prospects. To date, we have generated limited product revenues from CAPLYTA and we cannot guarantee that CAPLYTA will be successfully commercialized or that any of our product candidates currently in development will ever become marketable products.
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
In September 2020, we announced topline results from Study 402, conducted globally, evaluating lumateperone as adjunctive therapy to lithium or valproate in the treatment of major depressive episodes associated with Bipolar I or Bipolar II disorder. In July 2019, we announced topline results from our first monotherapy study, Study 401, conducted in the United States, and our second monotherapy study, Study 404, conducted globally, evaluating lumateperone as monotherapy in the treatment of major depressive episodes associated with Bipolar I or Bipolar II disorder. In addition, we have commenced our Phase 3 clinical program evaluating lumateperone as an adjunctive therapy to antidepressants for the treatment of MDD and we expect to initiate clinical conduct in two Phase 3 trials in 2021.
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
ITI-214,
which acts through a novel mechanism of action, was not associated with arrhythmias in this study and was generally well-tolerated in all patients.
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
The historical rate of failures for product candidates in clinical development and late-stage clinical trials is high. We are conducting and plan to conduct further clinical trials in lumateperone in indications beyond schizophrenia, and there is no guarantee that we will have the same level of success in these trials as we have had in certain of our previous clinical trials, or be successful at all. In our Study 401 for the treatment of bipolar depression, neither dose of lumateperone met the primary study endpoint.
In addition, although we believe that lumateperone and
follow-on
compounds may also have clinical utility in indications other than schizophrenia, such as bipolar depression, behavioral disturbances in dementia, intermittent explosive disorder, non-motor
disorders associated with Parkinson’s disease, obsessive compulsive disorder and anxiety disorders and post-traumatic stress disorder, we have never tested lumateperone in Phase 3 clinical trials in the patient populations for these other indications, except for our three Phase 3 monotherapy studies in bipolar depression for which we announced topline results in July 2019 and September 2020 and our
ITI-007-201
Phase 3 trial in patients with a clinical diagnosis of probable AD and clinically significant symptoms of agitation, which we determined to discontinue following our independent data monitoring committee’s recommendation that the study should be stopped for futility.
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
We have experienced significant net losses since our inception. As of December 31, 2020, we had an accumulated deficit of approximately $937.1 million. We expect to incur net losses over the next several years as we advance our programs and incur significant clinical development costs. To date, we have received limited revenues from the commercialization of CAPLYTA. Prior to our commercial launch of CAPLYTA in late March 2020, substantially all of our revenues were from our license and collaboration agreement with Takeda and our agreements with various U.S. governmental agencies and other parties, including our research and development grants. In October 2014, we entered into the Takeda Termination Agreement, which terminated our license and collaboration agreement with Takeda, pursuant to which all rights with respect to
ITI-214
that we previously granted to Takeda were returned to us. We will not, therefore, receive any further milestone payments from Takeda and we cannot be certain that we will enter into additional collaboration agreements. To obtain revenues from lumateperone, we must successfully commercialize lumateperone in its approved indication. To obtain revenues from our product candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.
We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.
We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents
, investment securities and restricted cash
totaled $658.8 million at December 31, 2020. In January 2020, we completed an underwritten public offering of shares of our common stock resulting in net proceeds to us of approximately $277.0 million, after deducting underwriting discounts and commissions and offering expenses. In June 2020, we sold shares of our common stock under our at-the-market
equity program generating approximately $5.6 million in net proceeds. In the third quarter of 2020, we sold additional shares of our common stock under our at-the-market
equity program generating approximately $12.3 million in net proceeds. In September 2020, we completed an underwritten public offering of shares of our common stock resulting in net proceeds to us of approximately $357.8 million, after deducting underwriting discounts and commissions and offering expenses.
With our cash, cash equivalents and investment securities, including the net proceeds from our public offerings in January and September 2020, we intend to fund the following: commercialization activities in connection with the commercialization of CAPLYTA for the treatment of schizophrenia and, if approved, bipolar depression; the development of lumateperone in our late stage clinical programs; the development of our other product candidates, including
ITI-1284,
ITI-214
and
ITI-333;
working capital needs in connection with the commercialization of CAPLYTA; and the remaining proceeds, if any, to fund new and ongoing research and development activities, manufacturing activities in connection with new products, general corporate purposes, including general and administrative expenses, capital expenditures, working capital and prosecution and maintenance of our intellectual property. Accordingly, we will continue to require substantial additional capital beyond the net proceeds from our January and September 2020 offerings to continue our clinical development and commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.
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
Problems with product candidates or approved products marketed by third parties that utilize the same therapeutic target or that belong to the same therapeutic class as our product candidates or approved product could adversely affect the development, regulatory approval and commercialization of our product candidates or approved product. In 2012, the FDA released draft guidance recommending that prospective suicidality assessments be performed in clinical trials of any drug being developed for a psychiatric indication. Our development programs are focused on psychiatric indications. Our PDE program is a novel target and may have unexpected safety effects that do not appear until late in clinical development or after commercial approval. As we continue the development and clinical trials of our product candidates and continue to commercialize our approved product, there can be no assurance that our product candidates or approved product will not experience significant safety issues.
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

Our product candidates have never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale. In particular, we will need to develop a larger scale manufacturing process that is more efficient and cost-effective to commercialize our potential products, which may not be successful.
Our product candidates have never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale including, among others, cost overruns, potential problems with process scale-up,
process reproducibility, stability issues, lot consistency and timely availability of raw materials. There is no assurance that our manufacturers will be successful in establishing a larger-scale commercial manufacturing process for our product candidates which achieves our objectives for manufacturing capacity and cost of goods. In addition, there is no assurance that our manufacturers will be able to manufacture our product candidates to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of such products or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities of lumateperone for commercialization, our commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
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
We have no manufacturing facilities and have limited experience in the manufacturing of drugs or in designing drug-manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, our product candidates, including lumateperone, for clinical trials and to produce lumateperone for commercial sales. For example, in January 2017, we entered into a supply agreement with Siegfried under which Siegfried has agreed to manufacture and supply the API for lumateperone in commercial quantities. Each month, we will provide Siegfried with a rolling forecast of our anticipated requirements for supply of the API. Under the Siegfried Agreement, we have the right to and may purchase the API for lumateperone from other suppliers, including if Siegfried cannot fulfill our requirements. In addition, in January 2017, we entered into a manufacturing services agreement with Lonza under which Lonza has agreed to manufacture and supply the API for lumateperone commercial quantities, with purchase prices determined in each project plan. We agreed to provide Lonza with a written forecast of our estimated quarterly requirements. While we believe that there are alternative sources available to manufacture our product candidates, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts. If our existing or planned third party manufacturing arrangements are terminated or if the sources of supply from such arrangements are inadequate and we must seek supply agreements from alternative sources, we may be unable to enter into such agreements or do so on commercially reasonable terms, which could delay a product launch or subject our commercialization efforts to significant supply risk.
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
ITI-1284,
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
Some of the details regarding the implementation of the ACA are yet to be determined and, at this time, it remains unclear what the full effect that the ACA will have on our business. Moreover, certain legislative changes to and regulatory changes under the ACA have occurred over the past few years. For instance, the Bipartisan Budget Act of 2018 increased the ACA required manufacturer point-of-sale
discount from 50% to 70% off the negotiated price for Medicare Part D beneficiaries during their coverage gap period beginning in 2019. Further legislative changes to and regulatory changes under the ACA remain possible. We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that may be charged for lumateperone or any of our other product candidates, if approved.
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
CAPLYTA, which was approved in December 2019 by the FDA for the treatment of schizophrenia in adults in the United States, is our only drug that has been approved for sale by any regulatory body. We initiated the commercial launch of CAPLYTA in late March 2020. As such, as an organization, this was the first time we have launched or commercialized any pharmaceutical product. In order to continue to successfully market

CAPLYTA, we must continue to develop our sales, marketing, managerial, compliance, and related capabilities or make arrangements with third parties to perform these services. If we are unable to maintain and develop adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to continue to appropriately commercialize and generate revenue from sales of CAPLYTA and may not become profitable.
We are employing our own internal sales force to commercialize CAPLYTA for the treatment of schizophrenia as part of our commercialization strategy in the United States. We are competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully complete the hiring of our U.S. sales force and refine and further develop our sales force.
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
As of December 31, 2020, we had net operating loss carryforwards, or NOLs, of approximately $323.0 million, which are available to reduce any future federal and state taxable income and will begin to expire at various dates through 2037 and $191.9 million do not expire. The use of our NOLs may be restricted due to changes in our ownership, including as a result of our public offerings.
Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, changes in our ownership (as defined by the foregoing sections of the Code) may limit the amount of NOLs and tax credit carryforwards that could be utilized annually in the future to offset taxable income.
For the years ended December 31, 2020, 2019 and 2018, we performed a Section 382 ownership analysis and determined that no ownership change occurred (within the meaning of Section 382 of the Code) as a result of our public offerings in 2020. Our previous ownership analysis, through December 31, 2015, reflected an ownership change occurred as a result of our 2015 public offerings. Based on the analysis performed through December 31, 2020, however, we do not believe that the Section 382 annual limitation will impact our ability to utilize the tax attributes that existed as of the date of the ownership change in a material manner.
In September 2016, we licensed certain intellectual property rights to our wholly-owned subsidiary, ITI Limited, which was formed in the third quarter of 2016. The costs to develop, test, manufacture and perform other activities related to the lumateperone program will be the responsibility of ITI Limited and will be incurred outside of the United States. Historically, the majority of our losses incurred did not result in additional NOLs in the United States as the majority of our expenditures related to the lumateperone program. However, as our commercialization efforts continue, we will see more NOLs in the United States to be carried forward and used against future net income of the U.S. operations as the percentage of research and development costs decline as compared to our total expenditures.
The comprehensive tax reform bill could adversely affect our business and financial condition.
On December 22, 2017, the “Tax Cuts and Jobs Act,” or TCJA, was signed into law and significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to

U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. In addition, the TCJA repealed the alternative minimum tax, or AMT, and provides for a refund of AMT paid or a reduction of future taxes payable over a prescribed period of years between 2018 and 2021. With the passing of the TCJA, the Company would receive a refund in future periods for AMT paid in prior years. As of December 31, 2020, the Company received all of these refunds.
On March 27, 2020, the United States enacted The Coronavirus Aid, Relief and Economic Security (CARES) Act which includes several significant business tax provisions, of which the immediate relevance to the Company is the acceleration of refunds of previously generated corporate AMT credits. The CARES Act also adds an employee retention credit to encourage employers to maintain headcounts even if employees cannot report to work because of issues related to the coronavirus, a temporary provision allowing companies to defer remitting to the government the employee share of some payroll taxes, among other things. The Company reviewed the provisions and there was not a material tax impact on its financial statements for the year ended December 31, 2020. The Company did reclassify its deferred tax asset related to the AMT tax credit carryforward of $265,000 to a current tax receivable in the first quarter of 2020 upon the filing of its tax return for year ended December 31, 2019 and received the refund in July 2020.
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
In the ordinary course of our business, we, our clinical research organizations and other third parties on which we rely collect and store sensitive data, including legally protected patient health information, personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain a portion of our applications and data utilizing on-site
systems. These applications and data encompass a wide variety of business critical information, including research and development information and business and financial information.
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
The COVID-19 pandemic
is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. In response to the spread of SARS-CoV-2 and COVID-19, we
have instructed the majority of our office-based employees to work from home. In connection with our commercial launch of CAPLYTA, which is approved by FDA for the treatment of schizophrenia in adults, our commercial organization and sales force and medical organization are having significantly reduced personal interactions with physicians and customers and increasingly conduct promotional activities virtually, and elected to cease in-person
interactions with physicians and customers entirely for some period of time in the interest of employee and community safety. Even though certain of our sales force and medical organization have begun to have personal interactions with physicians and customers, we may have to cease such personal interactions depending on the COVID-19 situation.
In addition,
the COVID-19 situation
has resulted in a decrease in the number of patient visits to healthcare providers. As a result of the COVID-19 pandemic,
or similar pandemics, we may experience disruptions that could severely impact our business, including our ability to successfully commercialize our only commercial product, CAPLYTA, in the United States, and these disruptions could negatively impact our sales of CAPLYTA. Business interruptions from the current or future pandemics may also adversely impact the third parties we rely on to sufficiently manufacture CAPLYTA and to produce our product candidates in quantities we require, which may impair the commercialization and our research and development activities.
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
Foreign pre-approval inspections
that are not deemed mission-

critical remain postponed, while those deemed mission-critical will be considered for inspection on a case-by-case basis.
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
Risks Related to Our Industry
We are subject to stringent regulation in connection with the marketing of CAPLYTA and any other products derived from our product candidates, which could delay the development and commercialization of our products.
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
For example, we may be sued if lumateperone or any other product we develop allegedly causes injury or is found to be otherwise unsuitable for administration in humans. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection laws. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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
During the year ended December 31, 2020, the price per share of our common stock on the Nasdaq Global Select Market has ranged from a high of $34.31 to a low of $10.94. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.
In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	the success of our commercialization of CAPLYTA in the United States for the treatment of schizophrenia;

•	timing and announcement of regulatory developments, submissions and approvals or preliminary, interim or final results of clinical trials;

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;

•	announcements of medical innovations or new products or product candidates by our competitors;

•	issuance of new or changed securities analysts’ reports or recommendations for our stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	market conditions in the biopharmaceutical industry;

•	any future sales of our common stock or other securities in connection with raising additional capital or otherwise;

•	any major change to the composition of our board of directors or management; and

•	general economic conditions and slow or negative growth of our markets.
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
Following the closing of our September 2020 underwritten public offering of common stock, we have a limited number of authorized shares of common stock available for future issuance that are not already issued or reserved for issuance. We have 100.0 million authorized shares of common stock. As of December 31, 2020, we had 80.5 million shares of common stock outstanding, 7.2 million shares of common stock issuable upon the exercise of outstanding stock options, or the vesting of outstanding time-based and milestone restricted stock units, and 7.5 million shares of common stock reserved for future issuance under our equity compensation plans. As a result, as of December 31, 2020, we had approximately 4.9 million authorized shares of common stock available for issuance. We will remain limited by the number of additional shares available for future capital raising transactions or strategic transactions unless we obtain stockholder approval to amend our restated certificate of incorporation to increase the number of authorized shares of common stock. This may cause a delay in our future capital raising, collaboration, partnership or other strategic transactions, and may have a material adverse effect on our business and financial condition.
Raising additional capital may cause dilution to existing stockholders, restrict our operations or require us to relinquish rights.
We will need to satisfy our future cash needs through public or private sales of our equity securities, sales of debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of our products, product candidates and technology and, to a lesser extent, grant funding, although there can be no assurances such financing can be obtained. We filed a universal shelf registration statement on Form
S-3
with the SEC, which was declared effective on September 12, 2019, on which we registered for sale up to $350 million of any combination of our common stock, preferred stock, debt securities, warrants, rights, and/or units from time to time and at prices and on terms that we may determine, including up to $75 million of common stock which we could offer and sell, from time to time at our sole discretion, under our at-the-market
program sales agreement that we entered into with SVB Leerink LLC in August 2019. In the quarter ended June 30, 2020, we sold 230,000 shares of common stock under our “at-the-market”
equity program which resulted in our receiving net proceeds of $5.6 million in July 2020. In the quarter ended September 30, 2020, we issued an additional 512,791 shares of common stock under our “at-the-market”
equity program and received approximately $12.3 million of net proceeds. On September 10, 2020, we terminated the “at-the-market”
equity program agreement with SVB Leerink LLC. In addition, on January 6, 2020, we filed an automatic shelf registration statement on Form
S-3
with the SEC, which became effective upon filing, on which we registered for sale an unlimited amount of any combination of our common stock, preferred stock, debt securities, warrants, rights, and/or units from time to time and at prices and on terms that we may determine, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. These registration statements will remain in effect for up to three years from the respective dates they became effective. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or grant licenses on terms that are not favorable to us.
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
We are required to comply with Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires public companies to maintain effective internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. In addition, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Additional financial controls have been assessed and implemented to address the increased complexity of revenue recognition associated with commercial sales of a pharmaceutical product. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we fail to maintain the effectiveness of our internal controls or fail to comply in a timely manner with the requirements of the Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, this could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
We currently intend to retain any future earnings for funding growth. We do not anticipate paying any cash dividends in the foreseeable future. As a result, you should not rely on an investment in our securities if you require dividend income. Capital appreciation, if any, of our shares may be your sole source of gain for the foreseeable future. Moreover, you may not be able to re-sell
your shares at or above the price you paid for them.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. The description of our Business set forth in Item 1, the Risk Factors set forth in this Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 as well as other sections in this report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:

•	the accuracy of our estimates regarding expenses, future revenues, uses of cash, cash equivalents and investment securities, capital requirements and the need for additional financing;

•	our expectations regarding our commercialization of CAPLYTA, including the impact of COVID-19 on the commercialization of CAPLYTA and our ability to adapt our approach as appropriate;

•	the duration and severity of the COVID-19 pandemic and its impact on our business; the supply and availability of and demand for our product;

•	the initiation, cost, timing, progress and results of our development activities, non-clinical studies and clinical trials;

•
the timing of and our ability to obtain and maintain regulatory approval, or submit an application for regulatory approval, of lumateperone and our other existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates;

•	our plans to research, develop and commercialize lumateperone and our other current and future product candidates;

•	the election by any collaborator to pursue research, development and commercialization activities;

•	our ability to obtain future reimbursement and/or milestone payments from our collaborators;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our ability to obtain and maintain intellectual property protection for our product candidates;

•	our ability to successfully commercialize lumateperone and our other product candidates;

•	the size and growth of the markets for lumateperone and our other product candidates and our ability to serve those markets;

•	the rate and degree of market acceptance of any future products;

•	the success of competing drugs that are or become available;

•	regulatory developments in the United States and other countries;

•	the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials;

•	our ability to obtain additional financing;

•	our use of the proceeds from our securities offerings;

•	any restrictions on our ability to use our net operating loss carryforwards;

•	our exposure to investment risk, interest rate risk and capital market risk; and

•	our ability to attract and retain key scientific, management or sales and marketing personnel.
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
Stockholders
As of February 22, 2021, we had 80,917,013 outstanding shares of common stock and no outstanding shares of preferred stock. As of February 22, 2021, there were approximately 93 holders of record of our outstanding shares of common stock.
Unregistered Sales of Securities
Not applicable.
Issuer Purchases of Equity Securities
Not applicable.

Item 6.	SELECTED FINANCIAL DATA
Not applicable.

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
Overview
We are a biopharmaceutical company focused on the discovery, clinical development and commercialization of innovative, small molecule drugs that address underserved medical needs primarily in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system, or CNS. In December 2019 CAPLYTA (lumateperone) was approved by the FDA for the treatment of schizophrenia in adults (42mg/day) and we initiated the commercial launch of CAPLYTA in late March 2020. In support of our commercialization efforts, we employ a national sales force consisting of approximately 240 sales representatives. As used in this report, “CAPLYTA” refers to lumateperone approved by the FDA for the treatment of schizophrenia in adults, and “lumateperone” refers to, where applicable, CAPLYTA as well as lumateperone for the treatment of indications beyond schizophrenia.
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
Depression Score (p=0.0082; effect size = 0.31). The lower lumateperone dose, 28 mg, showed a trend for a dose-related improvement in symptoms of depression but the results did not reach statistical significance. In the first quarter of 2020, we initiated our third monotherapy Phase 3 study, Study 403, evaluating lumateperone as monotherapy in the treatment of major depressive episodes associated with Bipolar I or Bipolar II disorder. Following the positive results in Study 402, we amended Study 403 to evaluate major depressive episodes with mixed features in bipolar disorder in patients with Bipolar I or Bipolar II disorder and mixed features in patients with major depressive disorder, or MDD. We expect to complete Study 403 in the second half of 2022 and following completion we intend to discuss the results with the FDA to determine whether Study 403, as amended, will provide supportive data for a potential future regulatory filing for this indication.
In July 2019, we announced topline results from our first monotherapy study, Study 401, conducted in the United States, and our second monotherapy study, Study 404, conducted globally, evaluating lumateperone as monotherapy in the treatment of major depressive episodes associated with Bipolar I or Bipolar II disorder. In Study 404, lumateperone 42 mg met the primary endpoint for improvement in depression as measured by change from baseline versus placebo on the MADRS total score (p<0.0001; effect size = 0.56). These benefits were statistically significant in both Bipolar I and Bipolar II patients. Study 404 also met its key secondary endpoint, Clinical Global Impression Scale for Bipolar for Severity of Illness
(CGI-BP-S)
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
In addition, while our Phase 3 bipolar depression trials were powered for the overall patient population and not powered for subpopulation analyses, statistically significant benefit versus placebo was seen in the subgroup of patients with Bipolar I and Bipolar II disorder in Study 404 and in patients with Bipolar I disorder in Study 402, but the Bipolar II subgroup was not statistically significant in Study 402. In February 2021, we submitted supplemental new drug applications, or sNDAs, to the FDA for potential regulatory approval of lumateperone for the treatment of bipolar depression in patients with Bipolar I or II disorder as monotherapy and adjunctive therapy. Assuming the sNDA submissions are accepted by the FDA, we anticipate an FDA target action date for the sNDAs in the second half of 2021.
We are also pursuing clinical development of lumateperone for the treatment of additional CNS diseases and disorders. At a dose of 42 mg, lumateperone has been shown effective in treating the symptoms associated with schizophrenia, and we believe lumateperone may represent a potential treatment for mood disorders including MDD, post-traumatic stress disorder and intermittent explosive disorder. We have commenced our program of lumateperone in MDD evaluating lumateperone as an adjunctive therapy to antidepressants for the treatment of MDD and we expect to initiate clinical conduct in two Phase 3 trials in 2021.
Within the lumateperone portfolio, we are also developing a long-acting injectable formulation to provide more treatment options to patients suffering from mental illness. We have completed the preclinical development of a long-acting injectable formulation and in December 2020 we initiated a Phase 1 single ascending dose study of lumateperone LAI, a formulation of lumateperone designed to be administered subcutaneously and to maintain therapeutic levels of lumateperone for at least one month. This study will evaluate the pharmacokinetics, safety and tolerability of lumateperone LAI in patients with stable symptoms of schizophrenia. We anticipate topline results from this study will be available in the second half of 2021. Results from this study will inform the dosing strategy for future studies. Given the encouraging tolerability data to date with oral lumateperone, we believe that a long-acting injectable option, in particular, may lend itself to being an important formulation choice for certain patients.
We hold exclusive, worldwide commercialization rights to lumateperone and a family of compounds from Bristol-Myers Squibb Company pursuant to an exclusive license.
We are developing ITI-1284 for the treatment of behavioral disturbances in patients with dementia, the treatment of dementia-related psychosis and for the treatment of certain depressive disorders in the elderly. ITI-1284 is a deuterated form of lumateperone, a new molecular entity formulated as an oral disintegrating tabl et for sublingual administration. ITI-1284 is formulated as an oral solid dosage form that dissolves almost instantly when placed under the tongue, allowing for ease of use in the elderly and may be particularly beneficial for patients who have difficulty swallowing conventional tablets. Phase 1 single and multiple ascending dose studies in healthy volunteers and healthy elderly volunteers (> than 65 years of age) evaluated the safety, tolerability and pharmacokinetics of ITI-1284. In these studies, there were no reported serious adverse events in either age group. In the elderly cohort, reported adverse events were infrequent with the most common adverse event being transient dry mouth (mild). Based on these studies, we plan to initiate Phase 2 studies evaluating ITI-1284 for the treatment of behavioral disturbances in dementia, dementia-related psychosis, and certain depressive disorders in the elderly.
We have another major program called
ITI-002
that has yielded a portfolio of compounds that selectively inhibit the enzyme phosphodiesterase type 1, or PDE1. PDE1 enzymes are highly active in multiple disease states and our PDE1 inhibitors are designed to reestablish normal function in these disease states. Abnormal PDE1 activity is associated with cellular proliferation and activation of inflammatory cells. Our PDE1 inhibitors ameliorate both of these effects in animal models. We intend to pursue the development of our phosphodiesterase, or PDE, program, for the treatment aberrant immune system activation in several CNS and non-CNS
conditions with a focus on diseases where excessive PDE1 activity has been demonstrated and increased inflammation is an important contributor to disease pathogenesis. Our potential disease targets include heart failure, immune system regulation, neurodegenerative diseases, cancers and other non-CNS
disorders.
ITI-214
is our lead compound in this program. We believe
ITI-214
is the first compound in its class to successfully advance into Phase 1 clinical trials. Following the favorable safety and tolerability results in our Phase 1 program, we initiated our development program for
ITI-214
for Parkinson’s disease and commenced patient enrollment in the third quarter of 2017 in a Phase 1/2 clinical trial of
ITI-214
in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor
exploratory endpoints. In the fourth quarter of 2018, we announced that the Phase 1/2 clinical trial of
ITI-214
has been completed and topline results demonstrated
ITI-214
was generally well-tolerated with a favorable safety profile and clinical signs consistent with improvements in motor symptoms and dyskinesias. We plan to initiate a Phase 2 clinical trial with ITI-214 for Parkinson’s disease in 2021. In addition, in the second quarter of 2020, we announced topline results from Study
ITI-214-104,
a Phase 1/2 translational study of single ascending doses of
ITI-214
in patients with chronic systolic heart failure with reduced ejection fraction. In this study,
ITI-214
improved cardiac output by increasing heart contractility and decreasing vascular resistance. Agents that both increase heart contractility (inotropism) and decrease vascular resistance (vasodilation) are called inodilators. Inodilators in current clinical use are associated with the development of arrhythmias, which are abnormal heart rhythms that when serious can impair heart function and lead to mortality.
ITI-214,
which acts through a novel mechanism of action, was not associated with arrhythmias in this study and was generally well-tolerated in all patients.
We also have a development program with our
ITI-333
compound as a potential treatment for substance use disorders, pain and psychiatric comorbidities including depression and anxiety. There is a pressing need to develop new drugs to treat opioid addiction and safe, effective, non-addictive
treatments to manage pain.
ITI-333
is a novel compound that uniquely combines activity as an antagonist at serotonin
5-HT2A
receptors and a partial agonist at µ-opioid receptors. These combined actions support the potential utility of
ITI-333
in the treatment of opioid use disorder and associated comorbidities (e.g., depression, anxiety, sleep disorders) without opioid-like safety and tolerability concerns. In December 2020, we initiated a Phase 1 single ascending dose study evaluating the safety, tolerability and pharmacokinetics of
ITI-333
in healthy volunteers. We have received a grant from the National Institute on Drug Abuse under the Helping to End Addiction Long-term Initiative, or NIH HEAL Initiative, that we expect will fund a significant portion of the early stage clinical development costs associated with this program.
We have assembled a management team with significant industry experience to lead the discovery, development and potential commercialization of our product candidates. We complement our management team with a group of scientific and clinical advisors that includes recognized experts in the fields of schizophrenia and other CNS disorders.
COVID-19
In December 2019, a novel strain of
coronavirus, SARS-CoV-2,
which causes coronavirus disease 2019
(COVID-19),
surfaced in Wuhan, China. Since then, SARS-CoV-2 and COVID-19 have spread to multiple countries, including the United States. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. In response to the spread of SARS-CoV-2 and COVID-19, we have instructed the majority of our office-based employees to work from home. In connection with our commercial launch of CAPLYTA, which is approved by FDA for the treatment of schizophrenia in adults, our commercial organization and sales force and medical organization are having significantly reduced personal interactions with physicians and customers and increasingly conduct promotional activities virtually, and elected to cease in-person interactions with physicians and customers entirely for some period of time in the interest of employee and community safety. Even though certain of our sales force and medical organization have begun to have personal interactions with physicians and customers, we may have to cease such personal interactions depending on the COVID-19 situation. In addition, the COVID-19 situation has resulted in a decrease in the number of patient visits to healthcare providers. As a result of the COVID-19 pandemic, or similar pandemics, we may experience disruptions that could severely impact our business, including our ability to successfully commercialize our only commercial product, CAPLYTA, in the United States, and these disruptions could negatively impact our sales of CAPLYTA. Business interruptions from the current or future pandemics may also adversely impact the third parties we rely on to sufficiently manufacture CAPLYTA and to produce our product candidates in quantities we require, which may impair the commercialization and our research and development activities.
We are currently conducting clinical trials for our product candidates in many countries, including the United States, Europe and Russia and may expand to other geographies. Timely enrollment of, completion of and reporting on our clinical trials is dependent upon these global clinical trial sites which are, or in the future may be, adversely affected by the COVID-19 pandemic
or other pandemics. Some factors from the
COVID-19
pandemic that have or may adversely affect the timing and conduct of our clinical trials and adversely impact our business generally, include but are not limited to delays or difficulties in clinical site initiation, patient enrollment, diversion of healthcare resources away from clinical trials to pandemic concerns, limitations on travel, regulatory delays and supply chain disruptions.
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
Revenues
Net revenues from product sales consist of sales of CAPLYTA, which was approved by the FDA on December 2019. We initiated the commercial launch of CAPLYTA in late March 2020 and generated approximately $22.5 million in net revenue from product sales for the year ended December 31, 2020. During this product launch year, 2020 net sales increased steadily from approximately $883,000 in the first quarter of 2020 to approximately $12.4 million in the fourth quarter. In addition, we had approximately $0.3 million of grant revenues for the year ended December 31, 2020, compared to approximately $0.06 million of grant revenues for the year ended December 31, 2019. We have received and may continue to receive grants from U.S. government agencies and foundations.
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
Product sold through December 31, 2020 generally consisted of drug product that was previously charged to research and development expense prior to FDA approval of CAPLYTA. Because the Company previously expensed drug product, the cost of drug product sold is lower than it would have been and has a positive impact on our cost of product sales for the year ended December 31, 2020. The Company’s reported cost of product sales as a percentage of product sales, net was 8.4% or approximately $1.9 million for the year ended December 31, 2020, of which more than half related to royalty payments accrued to BMS.
We will expect to continue to have this favorable impact on cost of product sales and related product gross margins until our sales of CAPLYTA include drug product that is manufactured after the FDA approval. We are currently unable to estimate how long it will be until we begin selling product manufactured post FDA approval.
We expect that research and development expenses will increase as we proceed with our clinical trials of lumateperone for the treatment of bipolar depression and depressive disorders, other clinical trials, increased manufacturing of drug product for clinical trials and pre-clinical
development activities. We also expect that our selling, general and administrative costs will increase from prior periods primarily due to costs associated with building and maintaining infrastructure and promotional activities to support the commercial sales of CAPLYTA, which will include hiring additional personnel and increasing technological capabilities. On September 28, 2018, we signed a lease with a related party to acquire 15,534 square feet of additional office space in our current headquarters facility. We granted options to purchase 1,833,102 shares of our common stock in 2019 and have granted options to purchase 800,200 shares of our common stock in 2020. We also granted time based restricted stock units, or RSUs, for 950,449 shares of our common stock in 2019 and time based RSUs for 1,007,402 shares of our common stock in 2020. We will recognize expense associated with these RSUs and options over three years in research and development expenses, selling, general and administrative expenses, and inventoriable manufacturing expenses. In the first quarter of 2017, we also granted performance based RSUs, which vest based on the achievement of certain milestones that include (i) the submission of an NDA with the FDA, (ii) the approval of the NDA by the FDA, or the Milestone RSUs, and (iii) the achievement of certain comparative shareholder returns against our peers, or the TSR RSUs. The Milestone RSUs were valued at the closing price on March 8, 2017. The RSUs related to the NDA submission were amortized through December 31, 2018 based on the probable vesting date. The NDA submission milestone was achieved in the third quarter of 2018. The Milestone RSUs related to the NDA submission vested on December 31, 2018. The NDA approval milestone was achieved in the fourth quarter of 2019. The Milestone RSUs related to the NDA approval vested on December 31, 2019. The TSR RSUs were valued using the Monte Carlo simulation method and were amortized over the life of the RSU’s which vested on January 24, 2020. In the first quarter of 2020, we also granted performance based RSUs, which vest based on the achievement of certain milestones that include (i) the approval of a planned NDA by the FDA, or the 2020 Milestone RSUs, and (ii) the achievement of certain comparative shareholder returns against our peers, or the 2020 TSR RSUs. The 2020 Milestone RSUs were valued at the closing price of our common stock on February 18, 2020. The 2020 TSR RSUs were valued using the Monte Carlo simulation method. We expect to continue to grant stock options and other share-based awards in the future, which with our growing employee base will increase our share-based compensation expense in future periods.

The following table sets forth our revenues, operating expenses, interest income, net and income tax expense for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Revenues, net	$22,813	$61	$—
Expenses
Cost of product sales	1,895	—	—
Research and development	65,782	89,125	132,167
Selling, general and administrative	186,364	64,948	30,099

Total costs & expenses	254,041	154,073	162,266

Loss from operations	(231,228)	(154,012)	(162,266)
Interest income, net	(4,235)	(6,292)	(7,141)
Income tax expense	13	2	2

Net loss	$(227,006)	$(147,722)	$(155,127)

Comparison of Years Ended December 31, 2020 and December 31, 2019
Total Revenues, Net
Total revenues, net for the year ended December 31, 2020 were approximately $22.8 million compared to $61,000 for the year ended December 31, 2019. Net product sales were approximately $22.5 million for the year ended December 31, 2020, and were comprised of sales of CAPLYTA, which was approved by the FDA on December 20, 2019 and became available to wholesalers in March 2020. No similar net product sales were recognized during the year ended December 31, 2019. In addition, revenue from a government grant was approximately $282,000 and $61,000 for the years ended December 31, 2020 and 2019, respectively.
Cost of Product Sales
Cost of product sales was approximately $1.9 million for the year ended December 31, 2020. Cost of product sales consisted primarily of product royalty fees, overhead and minimal direct costs. Product sold during the year ended December 31, 2020 generally consisted of drug product that was previously charged to research and development expense prior to FDA approval of CAPLYTA. This minimal cost drug product had a positive impact on our cost of product sales and related product gross margins for the year ended December 31, 2020. No similar cost of product sales was recognized during the year ended December 31, 2019.
We will continue to have a lower cost of product sales that excludes the cost of the drug product that was incurred prior to FDA approval until our sales of CAPLYTA include drug product that is manufactured after the FDA approval. We expect that this will be the case for the near-term and as a result, our cost of product sales will be less than we anticipate it will be in future periods.
Research and Development Expenses

	2020	2019
External costs	$38,791	$59,141
Internal costs	26,991	29,984

Total Research and development expenses	$65,782	$89,125

	2020	2019
Lumateperone costs	$32,884	$37,121
Manufacturing costs of drug candidates	5,585	20,684
Share- based compensation	8,415	9,411
Other projects and overhead	18,898	21,909

Total Research and development expenses	$65,782	$89,125

Research and development expenses decreased to $65.8 million for the year ended December 31, 2020 as compared to $89.1 million for the year ended December 31, 2019, representing a decrease of approximately $23.3 million, or 26%. This decrease is due primarily to a decrease of approximately $15.1 million in manufacturing expense, which is due to expensing manufacturing costs related to CAPLYTA prior to FDA approval in prior years and capitalizing a significant portion as inventory in the current year, a decrease of approximately $4.2 million of lumateperone clinical and non-clinical
expenses, a decrease of approximately $3.0 million relating to other projects and overhead, and a decrease of approximately $1.0 million of share-based compensation expense. Internal costs decreased by approximately $3.0 million for the period due to lower labor related expenses, stock compensation expense, travel and other operating costs.
As development of lumateperone progresses, we anticipate costs for lumateperone to increase due primarily to ongoing and planned clinical trials relating to our lumateperone programs in the next several years as we conduct Phase 3 and other clinical trials. We are also required to complete non-clinical
testing to obtain FDA approval and manufacture material needed for clinical trial use, which includes non-clinical
testing of the drug product and the creation of an inventory of drug product in anticipation of possible FDA approval. We received FDA approval on December 20, 2019 for CAPLYTA (lumateperone) for the treatment for schizophrenia in adults. There was no lumateperone inventory purchased, received, or produced from the date of approval through December 31, 2019 and therefore no inventory costs are reflected on our balance sheet through December 31, 2019.
As of December 31, 2020, we employed 43 full time personnel in our research and development group as compared to 56 full time personnel in our research and development group at December 31, 2019. The decrease is due primarily to personnel transitioning from research-related activities to commercial efforts in 2020. We expect to hire additional staff as we increase our development efforts and grow our business in the upcoming years.
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
Selling, General and Administrative Expenses
Selling, general and administrative costs for the year ended December 31, 2020 were $186.4 million as compared to $64.9 million in the year ended December 31, 2019, which represents an increase of 187%.
Selling costs were $132.5 million for the year ended December 31, 2020 as compared to pre-commercialization
costs of $32.5 million in the same period in 2019, or an increase of 307%. This increase is primarily due to an increase in sales related labor costs of $55.2 million and commercialization costs of $41.5 million. Salaries, bonuses and related benefit costs for our sales and marketing functions for the year ended December 31, 2020 and 2019 constituted approximately 46% and 17%, respectively, of our selling costs.
General and administrative expenses for the year ended December 31, 2020 were $53.9 million in 2020 as compared to $32.4 million for the same period in 2019, an increase of 66%. This increase is due to increases in professional and consulting fees of $7.0 million, information technology services of $5.1 million, stock compensation expense of $4.3 million, labor and related expenses of $3.8 million, and the remainder consisting of insurance, lease expense, and other administrative expenses. Salaries, bonuses and related benefit costs for our general and administrative functions for the years ended December 31, 2020 and 2019 constituted approximately 63% and 53%, respectively, of our general and administrative costs.
We expect selling, general and administrative costs to increase in 2021 as compared to the year ended December 31, 2020. We are expanding post approval marketing, including increased efforts to educate physicians due to the limitations related to the COVID-19
virus pandemic and market access efforts as well as our administrative infrastructure.
Interest Income
Interest income has decreased to approximately $4.2 million from $6.3 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This decrease is primarily a result of lower interest rates during 2020, in addition to decreases in cash balances from 2019 to 2020.

Income Taxes
In September 2016, the Company licensed certain intellectual property rights to its wholly-owned subsidiary, ITI Limited, which was formed in the third quarter of 2016. Although the license of intellectual property rights did not result in any gain or loss in the consolidated statements of operations, the transaction generated taxable net income in the United States in 2016. We utilized a portion of our available federal and state net operating loss carryforwards to offset the majority of this net income but incurred approximately $1.1 million of AMT related to intercompany transactions that were treated as tax expense in our consolidated statement of operations in 2016. On December 22, 2017, the “Tax Cuts and Jobs Act,” or TCJA granted a refund of the AMT or a reduction of taxes in future periods. The Company has therefore recognized a benefit of approximately $1.1 million for these taxes in 2017. The Company received approximately $529,000 in 2019 and the remainder in 2020.
Liquidity and Capital Resources
Through December 31, 2020, we provided funds for our operations by obtaining a total of approximately $1.6 billion of cash primarily through public and private offerings of our common stock and other securities, grants from government agencies and foundations and payments received under a terminated license and collaboration agreement. In the year ended December 31, 2020, we have collected approximately $16.8 million from product sales, which we believe will increase going forward. We do not believe that grant revenue will be a significant source of funding in the near future.
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
As of December 31, 2020, we had a total of approximately $658.8 million in cash and cash equivalents and available-for-sale
investment securities, including $1.4 million in restricted cash, and approximately $36.9 million of short-term liabilities consisting entirely of liabilities from operations, including approximately $5.5 million of short-term lease obligations. In the year ended December 31, 2020, we spent approximately $251.4 million in cash for operations and equipment. We have sources of cash which included $4.2 million of interest income and $16.8 million of collected product sales, resulting in net cash used in operations of $230.3 million. The use of cash was primarily for selling and marketing costs in connection with our commercial launch of CAPLYTA, conducting clinical trials and non-clinical
testing, product manufacturing, and funding recurring operating expenses.
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

For 2021, we expect to spend up to $395 million primarily related to the marketing and commercialization of CAPLYTA, lumateperone clinical development including clinical trial conduct, regulatory activities, manufacturing and inventory production, expansion of our administrative infrastructure and other development activities. This spending does not include projected receipts from sales of CAPLYTA or revenue generated from grants. Our other development activities will include efforts related to our
ITI-1284,
ITI-214
and ITI-333
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
We will require significant additional financing in the future to continue to fund our operations. We believe that we have the funding in place to commercialize CAPLYTA in patients with schizophrenia. With our existing cash, cash equivalents and available-for-sale
investment securities, we believe that we have the funds to complete the development of lumateperone for bipolar depression through potential FDA approval for this indication. We also plan to fund additional clinical trials of lumateperone for the treatment of depressive disorders and other CNS disorders; preclinical and clinical development of our
ITI-007
long acting injectable development program; additional clinical trials of lumateperone; clinical development of
ITI-1284,
continued clinical development of our PDE product candidates, including
ITI-214;
research and preclinical development of our other product candidates; and the continuation of manufacturing activities in connection with the development of lumateperone. We anticipate requiring additional funds for further development of lumateperone in patients with depressive disorders and other indications, and for development of our other product candidates. We have incurred losses in every year since inception with the exception of 2011, when we received an up-front
fee and a milestone payment related to a license agreement that has been terminated. These losses have resulted in significant cash used in operations. In the year ended December 31, 2020, we spent approximately $251.4 million in cash for operations and equipment. We have sources of cash which included $4.2 million of interest income and $16.8 million of collected product sales, resulting in net cash used in operations of $230.3 million. While we have several research and development programs underway, the lumateperone program has advanced the furthest and will continue to consume increasing amounts of cash for conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct the activities necessary to pursue FDA approval of lumateperone beyond schizophrenia and our other product candidates, as well as commercialization efforts, we expect the amount of cash to be used to fund operations to increase over the next several years.
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
which was declared effective by the SEC on September 12, 2019, on which we registered for sale up to $350 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which included up to $75 million of common stock that we could issue and sell from time to time, through SVB Leerink LLC acting as our sales agent, pursuant to the sale agreement that we entered into with SVB Leerink on August 29, 2019 for our
“at-the-market”
equity program. In the quarter ended June 30, 2020, we sold 230,000 shares of common stock under our “at-the-market”
equity program which resulted in our receiving net proceeds of $5.6 million in July 2020. In the quarter ended September 30, 2020, we issued an additional 512,791 shares of common stock under our “at-the-market”
equity program and received approximately $12.3 million of net proceeds. On September 10, 2020, we terminated the “at-the-market”
equity program agreement with SVB Leerink LLC.

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
In addition, following the closing of our September 2020 underwritten public offering of common stock, we have a limited number of authorized shares of common stock available for future issuance that are not already issued or reserved for issuance. We have 100.0 million authorized shares of common stock. As of December 31, 2020, we had 80.5 million shares of common stock outstanding, 7.2 million shares of common stock issuable upon the exercise of outstanding stock options or the vesting of outstanding restricted stock units, and 7.5 million shares of common stock reserved for future issuance under our equity compensation plans. As a result, as of December 31, 2020, we had approximately 4.9 million authorized shares of common stock available for issuance. We will remain limited by the number of additional shares available for future capital raising transactions or strategic transactions unless we obtain stockholder approval to amend our restated certificate of incorporation to increase the number of authorized shares of common stock. This may cause a delay in our future capital raising, collaboration, partnership or other strategic transactions, and may have a material adverse effect on our business and financial condition.
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
Our cash is maintained in checking accounts, money market accounts, money market mutual funds, U.S. government agency securities, certificates of deposit, commercial paper, corporate notes and corporate bonds at major financial institutions. Due to the current low interest rates available for these instruments, we are earning limited interest income. We do not expect interest income to be a significant source of funding over the next several quarters. In addition, our investment portfolio historically has not been adversely impacted by problems in the credit markets, but there can be no assurance that our investment portfolio will not be adversely affected in the future.
In 2014, we entered into a long-term lease with a related party which, as amended, provided for a lease of 16,753 square feet of useable laboratory and office space located at 430 East 29th Street, New York, New York 10016. Concurrent with this lease, we entered into a license agreement to occupy certain vivarium related space in the same facility for the same term, rent and escalation provisions as the lease. This license has the primary characteristics of a lease and is characterized as a lease in accordance with ASU
2016-02
for accounting purposes. In September 2018, we further amended the lease to obtain an additional 15,534 square feet of office space beginning October 1, 2018 and to extend the term of the lease for previously acquired space. The lease, as amended, has a term of 14.3 years ending in May 2029. In February 2019, we entered into a long-term lease for 3,164 square feet of office space in Towson, Maryland beginning March 1, 2019. The lease has a term of 3.2 years ending in April 2022. On May 17, 2019, we entered into a vehicle fleet lease with a company to acquire motor vehicles for certain employees. The vehicle fleet lease provides for individual leases for the vehicles, which at each lease commencement was determined to qualify for operating lease treatment. We began leasing vehicles under the vehicle fleet lease in March 2020. Restricted cash of $1.4 million on our consolidated balance sheet relates to a letter of credit issued as part of the vehicle fleet lease.
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

As part of the process of preparing our financial statements, we are required to estimate expenses resulting from the obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate clinical trial expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the clinical trial as measured by subject progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account various clinical information provided by vendors and discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations, clinical sites and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. For the year ended December 31, 2020, we had no material change in estimates which related to the prior year estimates of accrued expenses for clinical trials. For the year ended December 31, 2019, we recorded a change in estimate of approximately $5.3 million related to the prior year estimates of accrued expenses for clinical trials that resulted in a reduction of research and development expenses.
Recently Issued Accounting Pronouncements
We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have.
In June 2016, the FASB issued ASU
No. 2016-13,
“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU
2016-13”).
This guidance applies to all entities and impacts how entities account for credit losses for most financial assets and other instruments. For available-for-sale
debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. For trade receivables, loans and held-to-maturity
debt securities, entities will be required to estimate lifetime expected credit losses. We adopted this standard on January 1, 2020 and evaluated the implications of the new standard, inclusive of the applicable financial statement disclosures required, as well as to its internal controls, business processes, and accounting policies, noting there was no significant impact to the financial statements as of January 1, 2020 and for the year ended December 31, 2020.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity.
 As of December 31, 2020, we had cash, cash equivalents, marketable securities and restricted cash of approximately $658.8 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates, although the recent decline in interest rates has resulted in our unrealized gain on investments, net, as of December 31, 2020 of approximately $481,000 and an unrealized gain on investments, net, in 2019 totaling approximately $128,000. We plan on holding those investments to maturity, and should interest rates rise, there would be no recognition of impairment required. Declines in interest rates, however, would reduce future investment income.

Capital Market Risk.
 Although we receive product revenues from commercial sales of CAPLYTA, we continue to depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment, management believes that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria
.
Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting. This report appears further below in this Item 9A.
Changes in Internal Controls
There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Intra-Cellular Therapies, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Intra-Cellular Therapies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Intra-Cellular Therapies, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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
February 25, 2021

Item 9B.	OTHER INFORMATION
Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance” and “Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation,” “Compensation Discussion and Analysis,” “Management and Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Risks Related to Compensation Practices and Policies” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a).	The following documents are filed as part of this annual report on Form 10-K:

Item 15(a)(1) and (2)	See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on
Form 10-K.
Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits
The following is a list of exhibits filed as part of this Annual Report on Form
10-K.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
2.1	Agreement and Plan of Merger, dated as of August 23, 2013, by and among the Registrant, ITI, Inc. and Intra-Cellular Therapies, Inc.		8-K (Exhibit 2.1)	8/29/2013	000-54896

2.2	Agreement and Plan of Merger, dated as of August 29, 2013, by and between the Registrant and Intra-Cellular Therapies, Inc., relating to the name change of the Registrant.		8-K (Exhibit 2.2)	9/5/2013	000-54896

3.1	Restated Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on November 7, 2013.		S-1/A (Exhibit 3.1)	11/26/13	333-191238

3.2	Certificate of Merger relating to the Merger of ITI, Inc. with and into Intra-Cellular Therapies, Inc., filed with the Secretary of State of the State of Delaware on August 29, 2013.		8-K (Exhibit 3.3)	9/5/2013	000-54896

3.3	Certificate of Ownership and Merger relating to the Merger of Intra-Cellular Therapies, Inc. with and into the Registrant, filed with the Secretary of State of the State of Delaware on August 29, 2013, relating to the name change of the Registrant.		8-K (Exhibit 3.4)	9/5/2013	000-54896

3.4	Restated Bylaws of the Registrant.		8-K (Exhibit 3.5)	9/5/2013	000-54896

4.1	Form of common stock certificate.		8-K (Exhibit 4.1)	9/5/2013	000-54896

4.2	Description of securities.		10-K (Exhibit 4.2)	3/2/2020	001-36274

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1	.1	License Agreement dated as of May 31, 2005 by and between Bristol-Meyers Squibb Company and Intra-Cellular Therapies, Inc.**		8-K/A (Exhibit 10.1.1)	10/31/2013	000-54896

	.2	Amendment No. 1 to License Agreement dated as of November 3, 2010 by and between Bristol-Meyers Squibb Company and Intra-Cellular Therapies, Inc.		8-K (Exhibit 10.1.2)	9/5/2013	000-54896

10.2		Supply Agreement dated as of January 4, 2017 by and between Siegfried Evionnaz SA and ITI Limited.**		10-K (Exhibit 10.3)	3/1/2017	001-36274

10.3		Master Services Agreement, effective as of January 10, 2017, by and between ITI Limited and Lonza Ltd.***		10-Q (Exhibit 10.1)	11/9/2020	001-36274

10.4		Employment Agreement effective as of February 26, 2008 by and between Sharon Mates, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.3)	9/5/2013	000-54896

10.5	.1	Employment Agreement effective as of August 3, 2015 by and between Michael I. Halstead and Intra-Cellular Therapies, Inc.*		10-Q (Exhibit 10.1)	11/5/2015	001-36274

	.2	Amendment No.1 to Employment Agreement dated as of November 9, 2016 by and between Michael I. Halstead and Intra-Cellular Therapies, Inc.*		10-Q (Exhibit 10.1)	11/9/2016	001-36274

10.6		Employment Agreement effective as of February 26, 2008 by and between Lawrence J. Hineline and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.4)	9/5/2013	001-36274

10.7		Employment Agreement effective as of November 13, 2017 by and between Andrew Satlin, M.D. and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.8)	3/1/2018	001-36274

10.8		Employment Agreement effective as of October 15, 2018 by and between Mark Neumann and Intra-Cellular Therapies, Inc.		10-K (Exhibit 10.9)	2/27/2019	001-36274

10.9		Employment Agreement effective as of September 12, 2018 by and between Suresh Durgam, M.D. and Intra-Cellular Therapies, Inc.	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.10	Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of September 1, 2003 by and between Sharon Mates, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.8)	9/5/2013	000-54896

10.11	Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of July 29, 2014 by and between Michael Halstead and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.11)	3/12/2015	001-36274

10.12	Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of December 1, 2003 by and between Lawrence J. Hineline and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.9)	9/5/2013	000-54896

10.13	Employee Proprietary Information, Inventions, Inventions, and Non-Competition Agreement effective as of November 13, 2017 by and between Andrew Satlin, M.D. and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.14)	3/1/2018	001-36274

10.14	Employee Proprietary Information, Inventions, Inventions, and Non-Competition Agreement effective as of December 10, 2018 by and between Mark Neumann and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.16)	2/27/2019	001-36274

10.15	Form of Indemnification Agreement by and between the Company and its directors and executive officers.*		8-K (Exhibit 10.13)	9/5/2013	000-54896

10.16	2003 Equity Incentive Plan, as amended.*		8-K (Exhibit 10.14)	9/5/2013	000-54896

10.17	Form of Stock Option Agreement under the 2003 Equity Incentive Plan, as amended.*		8-K (Exhibit 10.15)	9/5/2013	000-54896

10.18	Amended and Restated 2013 Equity Incentive Plan.*		8-K (Exhibit 10.1)	6/18/2015	001-36274

10.19	Form of Stock Option Agreement under the 2013 Equity Incentive Plan.*		10-K (Exhibit 10.19)	3/25/2014	001-36274

10.20	Amended and Restated 2018 Equity Incentive Plan.*		8-K (Exhibit 10.1)	5/28/2020	001-36274

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.21	Form of Stock Option Agreement under the 2018 Equity Incentive Plan.*		8-K (Exhibit 10.2)	6/21/2018	001-36274

10.22	Form of Director Stock Option Agreement under the 2018 Equity Incentive Plan.*		8-K (Exhibit 10.3)	6/21/2018	001-36274

10.23	Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan.*		8-K (Exhibit 10.4)	6/21/2018	001-36274

10.24	Form of Director Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan.*		8-K (Exhibit 10.5)	6/21/2018	001-36274

10.25	Form of Stock Option Agreement under the Amended and Restated 2018 Equity Incentive Plan.*		10-Q (Exhibit 10.2)	8/10/2020	001-36274

10.26	Form of Director Stock Option Agreement under the Amended and Restated 2018 Equity Incentive Plan.*		10-Q (Exhibit 10.3)	8/10/2020	001-36274

10.27	Form of Restricted Stock Unit Agreement under the Amended and Restated 2018 Equity Incentive Plan.*		10-Q (Exhibit 10.4)	8/10/2020	001-36274

10.28	Form of Director Restricted Stock Unit Agreement under the Amended and Restated 2018 Equity Incentive Plan.*		10-Q (Exhibit 10.5)	8/10/2020	001-36274

10.29	Non-Employee Director Compensation Policy, as amended.*		10-K (Exhibit 10.28)	3/2/2020	001-36274

10.30	Redemption Agreement dated as of August 29, 2013 by and between the Registrant and NLBDIT 2010 Services, LLC.		8-K (Exhibit 10.17)	9/5/2013	000-54896

10.31	Indemnity Agreement dated as of August 29, 2013 by and among the Registrant, Intra-Cellular Therapies, Inc. and Samir N. Masri.		8-K (Exhibit 10.18)	9/5/2013	000-54896

10.32	Registration Rights Agreement dated as of August 29, 2013 by and among Intra-Cellular Therapies, Inc., the stockholders named therein and the Registrant.		8-K (Exhibit 10.19)	9/5/2013	000-54896

10.33	Intra-Cellular Therapies, Inc. 2019 Inducement Award Plan.*		10-K (Exhibit 10.32)	3/2/2020	001-36274

10.34	Form of Restricted Stock Unit Agreement under the 2019 Inducement Award Plan.*		10-K (Exhibit 10.33)	3/2/2020	001-36274

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.35		Form of Stock Option Agreement under the 2019 Inducement Award Plan.*		10-K (Exhibit 10.34)	3/2/2020	001-36274

21.1		Subsidiaries.		10-K (Exhibit 21.1)	3/1/2017	001-36274

23.1		Consent of Ernst & Young LLP.	X

31.1		Certification of the Chief Executive Officer.	X

31.2		Certification of the Chief Financial Officer.	X

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

	.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

	.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

	.DEF	Inline XBRL Taxonomy Extension Definition.	X

	.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

	.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.	X

104		Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).	X

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.
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

INTRA-CELLULAR THERAPIES, INC.

Date: February 25, 2021	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

By:	/s/ Sharon Mates, Ph.D. Sharon Mates, Ph.D.	Chairman, President and Chief Executive Officer (principal executive officer)	February 25, 2021

By:	/s/ Lawrence J. Hineline Lawrence J. Hineline	Senior Vice President of Finance and Chief Financial Officer (principal financial officer and principal accounting officer)	February 25, 2021

By:	/s/ Christopher Alafi, Ph.D. Christopher Alafi, Ph.D.	Director	February 25, 2021

By:	/s/ Richard Lerner, M.D. Richard Lerner, M.D.	Director	February 25, 2021

By:	/s/ Joel S. Marcus Joel S. Marcus	Director	February 25, 2021

By:	/s/ Rory B. Riggs Rory B. Riggs	Director	February 25, 2021

By:	/s/ Robert L. Van Nostrand Robert L. Van Nostrand	Director	February 25, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Intra-Cellular Therapies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Intra-Cellular Therapies, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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

Clinical trial expenses

Description of the Matter
As described in Note 2 to the consolidated financial statements, at each consolidated balance sheet date, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The Company recorded accrued expenses for the clinical trial accruals, which are included in accrued and other current liabilities on the December 31, 2020 consolidated balance sheet and also recorded prepaid clinical trial expenses, which are included in prepaid expenses and other current assets on the December 31, 2020 consolidated balance sheet. The amounts recorded for clinical trial accruals and for prepaid clinical trial expenses, within the aforementioned balance sheet captions represent the Company’s estimate of the unpaid and prepaid clinical trial expenses based on the progress of the research and development services for clinical trials compared to the amounts paid for clinical trials through December 31, 2020.

Auditing the Company’s clinical trial accruals and prepaid clinical trial expenses involved a high degree of subjectivity due to the significant estimation required in determining the progress to completion of specific tasks conducted under its clinical trials and the costs of those tasks that will be invoiced by the vendors, clinical research organizations and consultants, and under clinical site agreements subsequent to the date that the consolidated financial statements are issued.

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

To test the clinical trial accruals and prepaid clinical trial expenses, we performed procedures that included, among others, reading each agreement and change order with the vendors, clinical research organizations and consultants, and under clinical site agreements, and evaluating the significant assumptions described above and the methods used in developing the clinical trial estimates and calculating the amounts that were unpaid and prepaid at the balance sheet date. We made direct inquiries of financial and clinical personnel, and observed management hold discussions with the Clinical Research Organization on the status of the clinical trials, progress to completion of clinical trials, method of allocating contractual charges to specific tasks performed during the clinical trials, and the status of change orders. We compared the current estimate of expenses incurred to estimates previously made by management. We also assessed the historical accuracy of management’s estimates and examined payments made to service providers after the consolidated balance sheet date.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Baltimore, Maryland
February 25, 2021

Intra-Cellular Therapies, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$60,045,933	$107,636,849
Investment securities, available-for-sale	597,402,126	116,373,335
Restricted cash	1,400,000	—
Accounts receivable, less allowance of $120,000 and $0 at December 31, 2020 and 2019, respectively	10,764,583	—
Inventory	7,056,385	—
Prepaid expenses and other current assets	14,235,455	6,313,785

Total current assets	690,904,482	230,323,969
Property and equipment, net	1,998,346	2,259,740
Right of use assets, net	24,324,762	18,252,074
Deferred tax asset, net	—	264,609
Other assets	86,084	86,084

Total assets	$717,313,674	$251,186,476
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,501,825	$7,425,024
Accrued and other current liabilities	10,902,117	16,138,909
Lease liabilities, short-term	5,541,802	3,187,435
Accrued employee benefits	14,907,479	9,472,651

Total current liabilities	36,853,223	36,224,019
Lease liabilities	23,600,347	19,955,186

Total liabilities	60,453,570	56,179,205
Stockholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 80,463,089 and 55,507,497 shares issued and outstanding at December 31, 2020 and 2019, respectively	8,046	5,551
Additional paid-in capital	1,593,475,506	904,971,772
Accumulated deficit	(937,104,032)	(710,098,369)
Accumulated comprehensive income	480,584	128,317

Total stockholders’ equity	656,860,104	195,007,271

Total liabilities and stockholders’ equity	$717,313,674	$251,186,476

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2020	2019	2018
Revenues
Product sales, net	$22,530,753	$—	$—
Grant revenue	282,226	60,613	—

Total revenues, net	22,812,979	60,613	—
Operating expenses:
Cost of product sales	1,895,029	—	—
Research and development	65,782,137	89,124,838	132,166,913
Selling, general and administrative	186,363,444	64,947,625	30,099,855

Total operating expenses	254,040,610	154,072,463	162,266,768
Loss from operations	(231,227,631)	(154,011,850)	(162,266,768)
Interest income	(4,235,481)	(6,291,272)	(7,140,957)

Loss before provision for income taxes	(226,992,150)	(147,720,578)	(155,125,811)
Income tax expense	13,513	1,600	1,600

Net loss	$(227,005,663)	$(147,722,178)	$(155,127,411)
Net loss per common share:
Basic & Diluted	$(3.23)	$(2.68)	$(2.84)
Weighted average number of common shares:
Basic & Diluted	70,364,800	55,186,206	54,707,865
See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2020	2019	2018
Net loss	$(227,005,663)	$(147,722,178)	$(155,127,411)
Other comprehensive income:
Unrealized gain on investment securities	352,267	796,074	131,467

Comprehensive loss	$(226,653,396)	$(146,926,104)	$(154,995,944)

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	54,597,679	$5,460	$862,479,505	$(407,248,780)	$(799,224)	$454,436,961
Exercise of stock options and issuances of restricted stock	284,326	29	674,177	—	—	674,206
Stock issued for services	11,468	1	192,529	—	—	192,530
Share-based compensation	—	—	17,396,146	—	—	17,396,146
Stock warrant	1,822	—	10,982	—	—	10,982
Net loss	—	—	—	(155,127,411)	—	(155,127,411)
Other comprehensive income	—	—	—	—	131,467	131,467

Balance at December 31, 2018	54,895,295	$5,490	$880,753,339	$(562,376,191)	$(667,757)	$317,714,881
Exercise of stock options and issuances of restricted stock	596,558	59	3,235,542	—	—	3,235,601
Stock issued for services	15,644	2	194,203	—	—	194,205
Share-based compensation	—	—	20,788,688	—	—	20,788,688
Net loss	—	—	—	(147,722,178)	—	(147,722,178)
Other comprehensive income	—	—	—	—	796,074	796,074

Balance at December 31, 2019	55,507,497	$5,551	$904,971,772	$(710,098,369)	$128,317	$195,007,271
Common shares issued	23,409,458	2,341	652,709,670	—	—	652,712,011
Exercise of stock options and issuances of restricted stock	1,536,797	153	11,464,765	—	—	11,464,918
Stock issued for services	9,337	1	214,102	—	—	214,103
Share-based compensation	—	—	24,115,197	—	—	24,115,197
Net loss	—	—	—	(227,005,663)	—	(227,005,663)
Other comprehensive income	—	—	—	—	352,267	352,267

Balance at December 31, 2020	80,463,089	$8,046	$1,593,475,506	$(937,104,032)	$480,584	$656,860,104

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2020	2019	2018
Cash flows used in operating activities
Net loss	$(227,005,663)	$(147,722,178)	$(155,127,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	528,118	477,121	368,673
Share-based compensation	24,115,197	20,788,688	17,396,146
Stock issued for services	214,103	194,205	192,530
Amortization of premiums and discounts on investment securities, net	(648,248)	(1,131,597)	(943,239)
Changes in operating assets and liabilities:
Accounts receivable, net	(10,764,583)	—	—
Inventory	(7,056,385)	—	—
Prepaid expenses and other assets	(7,921,670)	1,465,384	(3,026,908)
Long term deferred tax asset, net	264,609	264,609	529,217
Accounts payable	(1,923,199)	(6,536,036)	7,787,521
Accrued liabilities and other	198,036	3,327,095	14,386,774
Lease liabilities, net	(73,160)	889,468	—
Deferred rent	—	—	267,584

Net cash used in operating activities	(230,072,845)	(127,983,241)	(118,169,113)
Cash flows (used in) provided by investing activities
Purchases of investments	(755,629,547)	(80,720,301)	(271,156,707)
Maturities of investments	275,601,271	258,857,683	406,189,288
Purchases of property and equipment	(266,724)	(700,395)	(391,268)

Net cash (used in) provided by investing activities	(480,295,000)	177,436,987	134,641,313
Cash flows provided by financing activities
Proceeds from exercise of stock options	11,464,918	3,235,601	674,206
Proceeds of public offerings, net	652,712,011	—	—
Proceeds from stock warrant	—	—	10,982

Net cash provided by financing activities	664,176,929	3,235,601	685,188
Net (decrease) increase in cash, cash equivalents, and restricted cash	(46,190,916)	52,689,347	17,157,388
Cash, cash equivalents, and restricted cash at beginning of period	107,636,849	54,947,502	37,790,114

Cash, cash equivalents, and restricted cash at end of period	$61,445,933	$107,636,849	$54,947,502

Cash paid for taxes	$1,600	$1,600	$1,600
Non-cash investing and financing activities
Right of use assets under operating vehicle fleet leases	$8,917,935	$—	$—

Right of use assets under operating real estate leases	$—	$219,703	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

Cash and cash equivalents	$60,045,933	$107,636,849	$54,947,502
Restricted cash	1,400,000	—	—

Total cash, cash equivalents and restricted cash	$61,445,933	$107,636,849	$54,947,502

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
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
(lumateperone) had been approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of schizophrenia in adults (42mg/day). The Company initiated the commercial launch of CAPLYTA in late March 2020. As used in these Notes to Consolidated Financial Statements, “CAPLYTA” refers to lumateperone approved by the FDA for the treatment of schizophrenia in adults, and “lumateperone” refers to, where applicable, CAPLYTA as well as lumateperone for the treatment of indications beyond schizophrenia. Lumateperone is in Phase 3 clinical development as a novel treatment for bipolar depression and major depressive disorder.
On January 10, 2020, the Company completed a public offering of common stock in which the Company sold 10,000,000 shares of common stock at an offering price of $29.50 per share for aggregate gross proceeds of $295.0 million. After deducting underwriting discounts, commissions and offering expenses, the net proceeds to the Company were approximately $277.0 million. On September 15, 2020, the Company completed a public offering of common stock in which the Company sold 12,666,667 shares of common stock at an offering price of $30.00 per share for aggregate gross proceeds of $380.0 million. After deducting underwriting discounts, commissions and offering expenses, the net proceeds to the Company were approximately $357.8 million.
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
which was declared effective by the SEC on September 12, 2019, on which the Company registered for sale up to $350 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, which included up to $75 million of common stock that the Company could issue and sell from time to time, through SVB Leerink LLC acting as its sales agent, pursuant to the sale agreement that the Company entered into with SVB Leerink on August 29, 2019 for the Company’s
“at-the-market”
equity program. On September 10, 2020, the Company terminated the
“at-the-market”
equity program sales agreement with SVB Leerink LLC.
During the year ended December 31, 2020, the Company issued an aggregate
742,791 shares of common stock under the Company’s
“at-the-market”
equity program which resulted in the Company receiving net proceeds of $17.9 million.
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements of Intra-Cellular Therapies, Inc. and its wholly own subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States GAAP set forth in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). All intercompany accounts and transactions have been eliminated in consolidation. The Company currently operates in one operating segment. Operating segments are defined as components of an enterprise about which separate discrete information is available for the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance. The Company views its operations and manages its business in one segment, which is discovering and developing drugs primarily for the treatment of neurological and psychiatric disorders
.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although actual results could differ from those estimates, management does not believe that such differences would be material.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months
or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of checking accounts, money market accounts, money market mutual funds, and certificates of deposit with a maturity date of three months or less. The carrying values of cash and cash equivalents approximate the fair market value. Certificates of deposit, commercial paper, corporate notes and corporate bonds with a maturity date of more than three months are classified separately on the consolidated balance sheets.
Investment Securities
Investment securities may consist of investments in U.S. Treasuries, various U.S. governmental agency debt securities, corporate bonds, certificates of deposit, and other fixed income securities with an average maturity of twelve months or less. Management classifies the Company’s investments as available-for-sale.
Such securities are carried at estimated fair value, with any unrealized holding gains or losses reported, net of any tax effects reported, as accumulated other comprehensive income, which is a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, are included in consolidated results of operations. A decline in the market value of any available-for-sale
security below cost that is deemed to be other-than-temporary results in a reduction in fair value, which is charged to earnings in that period, and a new cost basis for the security is established. Dividend and interest income are recognized as interest income on the consolidated statements of operations when earned. The cost of securities sold is calculated using the specific identification method.
Investment securities consisted of the following (in thousands):

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$259,304	$3	$(31)	$259,276
Certificates of Deposit	10,500	—	—	10,500
Commercial Paper	124,368	23	(21)	124,370
Corporate Notes/Bonds	202,749	624	(117)	203,256

	$596,921	$650	$(169)	$597,402

2. Summary of Significant Accounting Policies (continued)

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$35,462	$35	$(3)	$35,494
Certificates of Deposit	3,000	—	—	3,000
Commercial Paper	39,013	10	(5)	39,018
Corporate Notes/Bonds	38,770	91	—	38,861

	$116,245	$136	$(8)	$116,373

The Company has classified all of its investment securities as available-for-sale,
including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of December 31, 2020 and 2019, the Company held $188.5 million and $3.0 million, respectively, of available-for-sale
investment securities with contractual maturity dates more than one year and less than two years.
The Company monitors its investment portfolio for overall risk, specifically credit loss, quarterly or more frequently if circumstances warrant. The company would estimate the expected credit loss over the lifetime of the asset and record an allowance for the portion of the amortized cost basis of the financial asset that the company does not expect to collect.
The aggregate related fair value of investments with unrealized losses as of December 31, 2020 was $372.3 million, which consisted of $180.0 million from U.S. government agency securities, $84.4 million of commercial paper, and $107.8 million of corporate notes/bonds. The aggregate amount of unrealized losses as of December 31, 2020 was approximately $169,000, which consisted of $31,000 from U.S. government agency securities, $21,000 from commercial paper, and $117,000 from corporate notes/bonds. The $372.3 million aggregate fair value of investments with unrealized losses as of December 31, 2020 has been held in a continuous unrealized loss position for less than 12 months. As of December 31, 2019, the aggregate related fair value of investments with unrealized losses was $29.6 million and the aggregate amount of unrealized losses was approximately $8 thousand. Of the $29.6 million, $17.1 million ha
d
 been held in a continuous unrealized loss position for less than

12 months and $12.5 million have been held in a continuous loss position for 12 months or longer.
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

2. Summary of Significant Accounting Policies (continued)

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
The Company has no assets or liabilities that were measured using quoted prices for significant unobservable inputs (Level 3 assets and liabilities) as of December 31, 2020 and December 31, 2019. The carrying value of cash held in money market funds of approximately $27.9 million as of December 31, 2020 and $49.9 million as of December 31, 2019 is included in cash and cash equivalents and approximates market value based on quoted market price or Level 1 inputs. The carrying value of cash held in certificates of deposit of $0 and approximately $47.6 million as of December 31, 2020 and 2019, respectively, is included in cash and cash equivalents and approximates market value based on quoted market price or Level 2 inputs. The carrying value of cash held in commercial paper of approximately $3.0 million as of December 31, 2019 is included in cash and cash equivalents and approximates market value based on quoted market price or Level 2 inputs.
The fair value measurements of the Company’s cash equivalents and available-for-sale
investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$27,917	$27,917	$—	$—
U.S. Government Agency Securities	259,276	—	259,276	—
Certificates of Deposit	10,500	—	10,500	—
Commercial Paper	124,370	—	124,370	—
Corporate Notes/Bonds	203,256	—	203,256	—

	$625,319	$27,917	$597,402	$—

F-1
1

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

Financial Instruments
The Company considers the recorded costs of its financial assets and liabilities, which consist of cash equivalents, restricted cash, accounts receivable, prepaid expenses, right of use asset, net, other assets, accounts payable, accrued liabilities, accrued employee benefits, and, lease liabilities, short term, to approximate their fair value because of their relatively short maturities at December 31, 2020 and December 31, 2019. Management believes that the risks associated with the Company’s financial instruments are minimal as the counterparties are various corporations, financial institutions and government agencies of high credit standing.
Restricted Cash
Restricted cash is collateral used under the letter of credit arrangement for the Company’s vehicle lease agreement (see Note 5).
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
The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. The Company reserves against accounts receivable for estimated losses that may arise from a Customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated collectability losses was not significant as of December 31, 2020.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a credit loss reserve against uncollectible accounts receivable as necessary. We extend credit primarily to pharmaceutical wholesale distributors. Customer creditworthiness is monitored and collateral is not required. Historically, we have not experienced credit losses on our accounts receivable and as of December 31, 2020, our credit loss reserve on receivables was not material.

F-1
2

2. Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable, net from customers and cash, cash equivalent and investments held at financial institutions. For the year ended December 31, 2020, all of the Company’s accounts receivable, net arose from product sales in the U.S. and all customers have standard payment terms which generally require payment within 60 days. For the year ended December 31, 2020, 96% of sales were generated from three major industry wholesalers, respectively.
Three individual customers accounted for approximately 39%, 29%, and 28% of product sales for the year ended December 31, 2020. As of December 31, 2020, the Company believes that such customers are of high credit quality.
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

F-1
3

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition
Effective January 1, 2018, the Company adopted FASB ASC Topic 606,
 Revenue from Contracts with Customers
(“ASC Topic 606”). The Company did not generate any product related revenue prior to January 1, 2020, and therefore the adoption of ASC Topic 606 did not have an impact in the Company’s financial statements for any prior periods. In accordance with ASC Topic 606, the Company recognizes revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration that the Company expects to receive in exchange for the good or service. The reported results for the year ended December 31, 2020 reflect the application of ASC Topic 606.
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

2. Summary of Significant Accounting Policies (continued)

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
The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2020 and, therefore, the transaction price was not reduced further during the year ended December 31, 2020. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product sales and earnings in the period such variances become known.
Trade Discounts and Allowances
— The Company generally provides customers with discounts which include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer and, therefore, these payments have been recorded as a reduction of product sales, net within the consolidated statements of operations through December 31, 2020, as well as a reduction to accounts receivables, net on the consolidated balance sheets.
Product Returns
— Consistent with industry practice, the Company generally offers customers a limited right of return for product that has been purchased from the Company based on the product’s expiration date, which lapses upon shipment to a patient. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as accrued expenses and other current liabilities on the consolidated balance sheets. The Company currently estimates product return liabilities using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company has not received any returns to date.
Provider Chargebacks and Discounts
— Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to customers who directly purchase the product from the Company. Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivables, net. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by customers, and the Company generally issues credits for such amounts within a few weeks of the customer’s notification to the Company of the resale. Reserves for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel inventories at each reporting period-end
that the Company expects will be sold to qualified healthcare providers, and chargebacks that customers have claimed, but for which the Company has not yet issued a credit. For the year ended December 31, 2020, these amounts were not significant.
Government Rebates
— The Company is subject to discount obligations under state Medicaid and Medicare programs. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the consolidated balance sheets. For Medicare, the Company also estimates the

2. Summary of Significant Accounting Policies (continued)

number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period.
Payer Rebates
— The Company contracts with certain private payer organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of its product. The Company estimates these rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability recorded as an accrued expenses and other current liabilities on the consolidated balance sheets.
Other Incentives
— Other incentives which the Company offers include voluntary patient assistance programs, such as the co-pay
assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments
required by payers. The calculation of the accrual for
co-pay
assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period. The Company also has a voucher program whereby a patient can receive a prescription at no cost and whereby the Company reimburses the pharmacy for 100% of the sales price of the prescription. The Company applies the claims for vouchers for product that is in the distribution channel and reduces recognized revenue accordingly.
The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accrued expenses and other current liabilities on the consolidated balance sheets.
Chargebacks, discounts, fees, and returns are recorded as reductions of trade receivables, net on the consolidated balance sheets. Government and other rebates are recorded as a component of accrued expenses and other current liabilities on the consolidated balance sheets.
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
Prior to
 the
FDA approval of CAPLYTA, the Company expensed all costs associated with the manufacturing of lumateperone as part of research and development expenses. From December 20, 2019, the date of approval of CAPLYTA, through December 31, 2019 there was no production and no inventory costs were incurred. Therefore, at December 31, 2019, no inventory costs had been capitalized. The cost of product sales in the year ended December 31, 2020 are lower than incurred because of previously expensed inventory.
Research and Development, Including Clinical Trial Expenses
Except for payments made in advance of services, the Company expenses its research and development costs as incurred. For payments made in advance, the Company recognizes research and development expense as the services are rendered. Research and development costs primarily consist of salaries and related expenses for

2. Summary of Significant Accounting Policies (continued)

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
The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations, clinical sites and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the year ended December 31, 2020, the company
had no material change in estimates which related to the prior year estimates of accrued expenses for clinical trials. For the year ended December 31, 2019, the Company recorded a change in estimate of approximately
$5.3 million related to the prior year estimates of accrued expenses for clinical trials that resulted in a reduction of research and development expenses.
Advertising Expense
In connection with the FDA approval of CAPLYTA in 2019, the Company began to incur advertising costs in connection with the subsequent commercial launch of CAPLYTA in 2020. Advertising costs are expensed when services are rendered. The Company incurred $36.3 million in advertising costs during the year ended December 31, 2020, and $0 in advertising costs during the years ended December 31, 2019, and 2018, respectively, related to its marketed product, CAPLYTA.
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

2. Summary of Significant Accounting Policies (continued)

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
The Company’s effective tax rate for the years ended December 31, 2020 and 2019 was approximately 0%. This effective tax rate is substantially lower than the U.S. statutory rate of 21% due to valuation allowances recorded on current year losses where the Company is not more-likely than not to recognize a future tax benefit.
On March 27, 2020, the United States enacted The Coronavirus Aid, Relief and Economic Security (CARES) Act which includes several significant business tax provisions, of which the immediate relevance to the Company is the acceleration of refunds of previously generated corporate Alternative Minimum Tax (“AMT”) credits. The CARES Act also adds an employee retention credit to encourage employers to maintain headcounts even if employees cannot report to work because of issues related to the coronavirus, and a temporary provision allowing companies to defer remitting to the government the employee share of some payroll taxes, among other things. The Company reviewed the provisions and there was not a material tax impact on its financial statements for the year ended December 31, 2020. The Company did reclassify its deferred tax asset related to the AMT tax credit carryforward of $265,000 to a current tax receivable in the first quarter of 2020 upon the filing of its tax return for year ended December 31, 2019 and received the refund in July 2020.
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
. The fair value of share-based payments related to stock options is estimated, on the date of grant, using the Black-Scholes-Merton option-pricing model (the “Black-Scholes Model”). The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the option.
For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. Share-based compensation expense recognized in the statements of operations for the years ended December 31, 2020, 2019 and 2018 accounts for forfeitures as they occur.
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

2. Summary of Significant Accounting Policies (continued)

Expected volatility rates for quarterly periods prior to December 31, 2019 were based on a combination of the historical volatility of the common stock of comparable publicly traded entities and the limited historical information about the Company’s common stock. In the fourth quarter of 2019 and for all periods thereafter, expected volatility rates are based entirely on the historical volatility of the Company’s common stock. The expected life of stock options is the period of time for which the stock options are expected to be outstanding. Given the limited historical exercise data, the expected life is determined using the “simplified method,” which defines expected life as the midpoint between the vesting date and the end of the contractual term.
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
In the first quarter of 2020, the Company granted performance-based RSUs for approximately 86,000 shares of common stock, which vest based on the achievement of certain milestones that include (i) the approval of a planned NDA by the FDA and (ii) the achievement of certain comparative shareholder returns against the Company’s peers (the “2020 TSR RSUs”). The 2020 TSR RSUs were valued using the Monte Carlo Simulation method and will be amortized over the life of the RSUs based on the agreements.
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
In June 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) pursuant to which 4,750,000 additional shares of common stock were reserved for future equity grants. In

F-1
9

2. Summary of Significant Accounting Policies (continued)

May

2020, the Company’s stockholders approved the Company’s 2018 Amended and Restated Equity Incentive Plan (the “Amended 2018 Plan”) pursuant to which
6,500,000
additional shares of common stock were reserved for future equity grants.
In December 2019, the Company adopted the Intra-Cellular Therapies, Inc. 2019 Inducement Award Plan (the “2019 Inducement Plan”) without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. Pursuant to the 2019 Inducement Plan, the Company may grant stock options, RSUs, stock awards and other share-based awards for up to a total of 1,000,000 shares of common stock to new employees of the Company. As of December 31, 2020, stock options and RSUs for 314,138 shares have been granted under the 2019 Inducement Plan. The Company does not intend to make additional grants under the 2019 Inducement Plan.
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
The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect could be anti-dilutive as applied to the net loss for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Stock options	5,517,622	6,039,945	4,748,391
RSUs	1,600,083	1,268,679	647,411
TSR RSUs	36,339	67,080	206,484
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU
No. 2016-13,
“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU
2016-13”).
This guidance applies to all entities and impacts how entities account for credit losses for most financial assets and other instruments. For available-for-sale
debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. For trade receivables, loans and held-to-maturity
debt securities, entities will be required to estimate lifetime expected credit losses. The Company adopted this standard on January 1, 2020. The Company evaluated the implications of the new standard, inclusive of the applicable financial statement disclosures required, as well as to its internal controls, business processes, and accounting policies, noting there was no significant impact to the financial statements as of January 1, 2020 and for the year ended December 31, 2020.
3. Inventory
Inventory consists of the following:

December 31, 2020
Raw materials	$2,483,801
Work in process	1,781,101
Finished goods	2,791,483

$7,056,385

3. Inventory (continued)

Inventory acquired prior to receipt of the FDA approval on December 20, 2019 for CAPLYTA was expensed as research and development expense as incurred. No inventory was produced from the FDA approval date through the end of 2019; therefore, no inventory was capitalized on the consolidated balance sheet as of December 31, 2019.
4. Property and Equipment
Property and equipment consist of the following:

	December 31, 2020	December 31, 2019
Computer equipment	$243,532	$243,532
Furniture and fixtures	423,097	423,097
Scientific equipment	4,127,951	3,861,227
Leasehold improvements	1,240,315	1,240,315

	6,034,895	5,768,171
Less accumulated depreciation	(4,036,549)	(3,508,431)

	$1,998,346	$2,259,740

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $528,118, $477,121 and $368,673, respectively.
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
components.
In adopting ASU
2016-02
as of January 1, 2019, the Company elected the package of practical expedients, which permit the Company not to reassess under the new standard the historical lease classification. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the consolidated balance sheets. The Company also elected the lessee component election, allowing the Company to account for the lease and non-lease
components as a single lease component. In determining whether a contract contains a lease, asset and service agreements are assessed at onset and upon modification for criteria of specifically identified assets, control and economic benefit. The Company recognized those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. The Company uses the rate implicit in the contract whenever possible when determining the applicable discount rate. As the majority of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. On

5. Right Of Use Assets and Lease Liabilities (continued)
the lease commencement dates, the Company estimated the lease liabilities and the right of use assets at present value using its applicable incremental borrowing rates of its two long-term leases of 7.2% for the Company’s Maryland lease of 3.2 years and 9.1% for the Company’s New York leases of 14.3 years. On January 1, 2019, upon adoption of ASU
2016-02,
the Company recorded right of use assets of approximately $20.2 million, lease liabilities of $23.4 million and eliminated deferred rent of $3.2 million. At the execution of the Maryland lease in 2019, the Company recorded a right of use asset and a lease liability of $0.2 million, which represented a non-cash
transaction.
Right of use assets and lease liabilities for operating leases were approximately $17.0 million and $21.8 million as of December 31, 2020, respectively. The operating cash outflows related to operating lease obligations for the year ended December 31, 2020 were approximately $3.3 million.
Maturity analysis under the lease agreements are as follows:

Year ending December 31, 2021	$3,448,323
Year ending December 31, 2022	3,491,166
Year ending December 31, 2023	3,566,466
Year ending December 31, 2024	3,675,196
Year ending December 31, 2025	3,787,248
Thereafter	13,839,791

Total	31,808,190
Less: Present value discount	(9,961,556)

Total Lease liability	21,846,634

Less: Current portion	(3,284,540)

Long-term lease liabilities	$18,562,094

Lease expense for the year ended December 31, 2020, 2019 and 2018 was approximately $3.3 million $3.3 million and $1.8 million, respectively.
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
The contractual period of each lease is 12 months, followed by month-to-month
renewal periods. The Company estimates the lease term for each vehicle to be 30 months based on industry standards. The lease permits either party to terminate the lease at any time via written notice to the other party. The Company neither acquires ownership of, nor has the option to purchase the vehicles at any time. The Company is required to maintain an irrevocable $1.4 million letter of credit that the Lessor may draw upon in the event the Company defaults on the Vehicle Lease. The $1.4 million is recorded as restricted cash on the consolidated balance sheet.
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
period increments.

5. Right Of Use Assets and Lease Liabilities (continued)
Right of use asset and lease liability for the vehicle fleet lease were approximately $7.3 million and $0, respectively, as of December 31, 2020 and December 31, 2019. The vehicle leases entered into since March 2020 represent non-cash
transactions. The total operating lease cost for the year ended December 31, 2020 was $1,183,072. The operating cash outflows related to vehicle fleet operating lease obligations for the year ended December 31, 2020 were $1,183,072.
The following table presents the Vehicle Lease balances within the consolidated balance sheet, weighted average remaining fleet lease term, and the weighted average discount rates related to the Vehicle Lease as of December 31, 2020:

Lease Assets and Liabilities – Fleet	Classification	December 31, 2020
Assets
Right of use assets, net	Operating lease right of use assets	$7,295,515

		$7,295,515

Liabilities
Current
Lease liabilities, short-term	Operating lease liabilities	$2,257,262

Non-Current
Lease liabilities	Non-current operating lease liabilities	5,038,253

Total lease liabilities		$7,295,515

Weighted average remaining lease term
		2.0 years
Weighted average discount rate		1.74%
The following table presents the maturity of the Company’s fleet lease liability as of December 31, 2020:

Year ending December 31, 2021	$2,363,058
Year ending December 31, 2022	3,458,449
Year ending December 31, 2023	1,640,337
Year ending December 31, 2024	—
Thereafter	—

Total	7,461,844
Less: Present value discount	(166,329)

Total operating lease liabilities	7,295,515

Less: Current portion	(2,257,262)

Long-term lease liabilities	$5,038,253

Right of use assets and lease liabilities for all operating leases were approximately $24.3 million and $29.1 million, respectively, as of December 31, 2020.
6.
Share
-Based Compensation
On June 18, 2018, the Company’s stockholders approved the 2018 Plan which provided for the granting of share-based awards, such as stock options, restricted common stock, RSUs and stock appreciation rights to employees, directors and consultants as determined by the Board of Directors. On May 27, 2020, the Company’s stockholders approved the Amended 2018 Plan, which provides for the granting of up to 6,500,000 additional share-based awards, such as stock options, restricted common stock, RSUs and stock appreciation rights to

F-2
3

6.
Share
-Based Compensation (continued)

employees, directors
 and consultants as determined by the Board of Directors. In December 2019, the Company adopted the 2019 Inducement Plan for the grant of equity awards of up to
1,000,000
shares of common stock to newly hired employees.
As of December 31, 2020, the total number of shares reserved under all equity plans was 17,787,390 and the Company had 7,459,117 shares available for future issuance under the Amended 2018 Plan and the 2019 Inducement Plan. Stock options granted under the Amended 2018 Plan and the 2019 Inducement Plan may be either incentive stock options (“ISOs”) as defined by the Internal Revenue Code of 1986, as amended, or non-qualified
stock options. The Board of Directors determines who will receive options, the vesting periods (which are generally one to three years) and the exercise prices of such options. Options have a maximum term of 10 years. The exercise price of stock options granted under the Amended 2018 Plan and the 2019 Inducement Plan must be at least equal to the fair market value of the common stock on the date of grant. The Company does not intend to issue any additional equity awards under the 2019 Inducement Plan.
Total
share
-based compensation expense related to all of the Company’s share-based awards, including stock options and RSUs granted to employees, directors and consultants recognized during the years ended December 31, 2020, 2019 and 2018, was comprised of the following:

	Years Ended December 31,
	2020	2019	2018
Inventoriable costs	$1,342,262	—	—
Research and development	7,072,545	$9,411,056	$7,380,814
Selling, general and administrative	15,700,390	11,377,632	10,015,332

Total share-based compensation expense	$24,115,197	$20,788,688	$17,396,146

The following table describes the assumptions used for calculating the value of options granted during the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Dividend yield	0%	0%	0%
Expected volatility	91.6%-95.5%	85.7-96.5%	85.2%-85.8%
Weighted-average risk-free interest rate	1.29%	2.32%	2.48%
Expected term (in years)	6.0	6.0	6.0
Information regarding stock option awards under the 2019 Inducement Plan, including with respect to grants to employees as of December 31, 2020, and changes during the period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2019	—	$—
Options granted in 2020	39,728	$17.18	9.2 years

Outstanding at December 31, 2020	39,728	$17.18	9.2 years

Vested or expected to vest at December 31, 2020	39,728	$17.18

Exercisable at December 31, 2020	—	$—

The weighted-average grant date fair value for awards granted during the years ended December 31, 2020, 2019 and 2018 was $12.84, $0 and $0 per share, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2020, 2019 and 2018 was $0, respectively. The total intrinsic value of the options

6.
Share
-Based Compensation (continued)

outstanding
 as of December 31, 2020 was $
580,877
. The total intrinsic value of the options exercisable as of December 31, 2020 was $
0
. The total fair value of shares vested during the years ended December 31, 2020, 2019 and 2018 was $
0
, respectively.
The unrecognized share-based compensation expense related to stock option awards at December 31, 2020 was $377,146 and will be recognized over a weighted-average period of 2.2 years.
Information regarding RSU awards under the 2019 Inducement Plan during the period then ended are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2019	—	$—
Time based RSUs granted in 2020	274,410	$16.01	2.2 years
Time based RSUs cancelled in 2020	(22,543)	$15.81	2.2 years

Outstanding at December 31, 2020	251,867	$16.03	2.2 years

Vested or expected to vest at December 31, 2020	251,867	$16.03

The total intrinsic value of the time based RSUs vested during the years ended December 31, 2020, 2019 and 2018 was $0, respectively. The total intrinsic value of the time based RSU’s outstanding as of December 31, 2020 was $8,009,370. The total fair value of time based RSUs vested during the years ended December 31, 2020, 2019 and 2018 was $0, respectively. The fair value of time based RSUs is based on the closing price of the Company’s common stock on the date of grant.
As of December 31, 2020, there was $2,859,070 of unrecognized compensation costs related to unvested time based RSUs which will be recognized over a weighted-average period of 2.2 years.
During the year ended
 December 31, 2020, the Company issued options and time based RSUs totaling 314,138 shares in the 2019 Inducement Plan. The Company does not intend to issue any additional equity awards under the 2019 Inducement Plan.

Information regarding the stock options activity, including with respect to grants to employees, directors and consultants as of December 31, 2020, and changes during the year then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2019	6,039,945	$16.81	7.0 years
Options granted in 2020	760,472	$24.03	9.2 years
Options exercised in 2020	(999,479)	$12.58	4.8 years
Options canceled or expired in 2020	(323,044)	$19.42	7.6 years

Outstanding at December 31, 2020	5,477,894	$18.43	6.6 years

Vested or expected to vest at December 31, 2020	5,477,894	$18.43

Exercisable at December 31, 2020	3,441,115	$19.19	5.6 years

6.
Share
-Based Compensation (continued)

The weighted-average grant date fair value for awards granted during the years ended December 31, 2020, 2019 and 2018 was $17.98, $9.17 and $15.22 per share, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2020, 2019 and 2018 was $11,099,951, $3,127,412 and $1,683,679, respectively. The total intrinsic value of the options outstanding as of December 31, 2020 was $81,234,131. The total intrinsic value of the options exercisable as of December 31, 2020 was $51,341,624. The total fair value of shares vested during the years ended December 31, 2020, 2019 and 2018 was $13,366,276, $11,983,108 and $11,348,595, respectively.
The unrecognized share-based compensation expense related to stock option awards at December 31, 2020 was $16,083,760, and will be recognized over a weighted-average period of 1.7 years.
Information regarding time based RSU activity, including with respect to grants to employees as of December 31, 2020, and changes during the year then ended, is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2019	1,268,679	$13.60	1.7 years
Time based RSUs granted in 2020	732,992	$23.09	2.4 years
Time based RSUs vested in 2020	(519,994)	$13.90	0.7 years
Time based RSUs cancelled in 2020	(169,800)	$17.23	1.3 years

Outstanding at December 31, 2020	1,311,877	$18.77	1.7 years

The total intrinsic value of the time based RSUs vested during the years ended December 31, 2020, 2019 and 2018 was $14,553,421, $3,109,328 and $1,165,323, respectively. The total intrinsic value of the time based RSU’s outstanding as of December 31, 2020 was $40,816,730. The total fair value of time based RSUs vested during the years ended December 31, 2020, 2019 and 2018 was $7,230,027, $4,623,030 and $2,109,705, respectively. The fair value of time based RSUs is based on the closing price of the Company’s common stock on the date of grant.
As of December 31, 2020, there was $14,600,601 of unrecognized compensation costs related to unvested time based RSUs which will be recognized over a weighted-average period of 1.8 years.
The Company recognized
non-cash
share
-based compensation expense related to Milestone RSU’s for the years ended December 31, 2020, 2019 and 2018 of approximately $0, $0.9 million and $0.5 million, respectively. The total fair value of shares vested with respect to Milestone RSUs during the years ended December 31, 2020, 2019 and 2018 was $0, $921,972 and $1,062,212, respectively.
Information related to the Company’s Milestone RSUs and the TSR RSUs during the year ended December 31, 2020 are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2019	67,080	$17.08	0.2 years
Milestone RSUs and TSR RSUs granted in 2020	86,044	$28.25	2.1 years
Milestone RSUs and TSR RSUs vested in 2020	(67,080)	$17.08	0.2 years
Milestone RSUs and TSR RSUs cancelled in 2020	(13,366)	$28.25	2.1 years

Outstanding at December 31, 2020	72,678	$28.25	2.1 years

F-2
6

6.
Share
-Based Compensation (
continued
)
The total intrinsic value of the Company’s Milestone RSUs and the TSR RSUs vested during the years ended December 31, 2020, 2019 and 2018 was $1,583,759, $2,233,958, and $781,434, respectively. The total intrinsic value of the Company’s Milestone RSU’s and the TSR RSUs outstanding as of December 31, 2020 was $2,311,160. The total fair value of the Company’s Milestone RSUs and the TSR RSUs vested during the years ended December 31, 2020, 2019 and 2018 was $1,145,732, $921,972, and $971,475, respectively.
As of December 31, 2020 and 2019 there were $1,658,764 and $0 respectively of unrecognized compensation costs related to unvested Milestone RSU grants and TSR RSU grants which will be recognized over a weighted average period of 2.1 years.
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
7. Income Taxes
On December 22, 2017, former President Donald Trump signed into law the “Tax Cuts and Jobs Act” (“TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Code”). The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility

7. Income Taxes (continued)

of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. In addition, the TCJA repealed the alternative minimum tax (“AMT”) and provides for a refund of AMT paid or a reduction of future taxes payable over a prescribed period of years between 2018 and 2021. With the passing of the TCJA, the Company recorded a receivable for prior period AMT, and therefore, the Company recognized an income tax benefit of approximately $1.1 million related to this prior period AMT in December 2017.
While the TCJA provide for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed
income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.

The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. As of the year ended December 31, 2020, the Company’s foreign operations do not generate positive income and the Company is not currently subject to the GILTI provisions. The Company has not made an accounting policy election for GILTI and will analyze and formulate its GILTI accounting policy in the period which the Company becomes subject to the GILTI provisions.
The BEAT provisions eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Company has not made any qualifying payments and the BEAT tax is not applicable in 2020. Therefore, the Company has not included any tax impacts of BEAT in its consolidated financial statements for the year ended December 31, 2020.
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
Loss before income taxes is as follows:

	2020	2019	2018
U.S.	(155,615,614)	(56,121,258)	$(30,299,751)
Non-U.S.	(71,376,536)	(91,599,320)	(124,826,060)

Total loss before taxes	(226,992,150)	(147,720,578)	$(155,125,811)

Total income tax expense for the years ended December 31, 2020, 2019 and 2018 is allocated as follows:

	2020	2019	2018
Current	$13,513	$1,600	$1,600
Deferred	(40,049,094)	(8,484,822)	(5,054,468)
Valuation allowance	40,049,094	8,484,822	5,054,468

Provision for income taxes	$13,513	$1,600	$1,600

7. Income Taxes (continued)

A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2020, 2019 and 2018 is as follows:

	December 31,
	2020	2019	2018
Income tax benefit at statutory federal rate	21.00%	21.00%	21.00%
Other permanent differences	(1.01)	(0.67)	(0.58)
Foreign rate differential	(6.60)	(13.02)	(16.90)
Change in effective state tax rates	1.12	(0.16)	(0.38)
State income tax expense	3.14	(1.40)	0.12
Change in valuation allowance	(17.65)	(5.75)	(3.26)

Provision for income taxes	0.0%	0.0%	0.00%

Deferred income taxes reflect the net tax effect of temporary differences that exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. As of December 31, 2020, the Company had $323.0 million of federal net operating loss carryforwards, of which $131.1 million expire at various dates through 2037 and $191.9 million do not expire. The gross amount of the state net operating loss carryforwards is equal to or less than the federal net operating loss carryforwards and expires over various periods based on individual state tax law. In general, businesses with U.S. net operating losses (“NOLs”) are considered loss corporations for U.S. federal income tax purposes. Pursuant to Section 382 of the Code, loss corporations that undergo an ownership change, as defined under the Code, may be subject to an annual limitation on the amount of NOLs (and certain other tax attributes) available to offset taxable income earned after such ownership change. For the years ended December 31, 2020, 2019, 2018, 2017, 2016 and 2015, the Company performed a Section 382 ownership analysis and determined that an ownership change occurred (within the meaning of Section 382 of the Code) in 2015 but not in subsequent periods. Based on the analysis performed through December 31, 2020, however, the Company does not believe that the Section 382 annual limitation will impact the Company’s ability to utilize the tax attributes that existed as of the date of the ownership change in a material manner. If the Company experiences an ownership change in the future, the tax benefits related to the NOLs and tax credit carryforwards may be further limited or lost.
The following summarizes the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019, respectively:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$85,751,154	$49,668,232
Accrued employee benefits	1,363,082	589,667
Research and development credit	9,321,214	9,321,214
Stock compensation	15,137,990	12,965,250
Other accruals	850,900	—
Federal AMT credit	—	264,609
Capital lease	7,461,587	4,973,618
Deferred tax liabilities:
Right of use asset—capital lease	(6,228,138)	(3,922,583)
Unrealized gains on investment	(123,049)	(27,577)
Depreciation	(244,058)	(230,760)

Net deferred tax asset before valuation allowance	113,290,682	73,601,670
Valuation allowance	(113,290,682)	(73,337,061)

Net deferred tax asset	$—	$264,609

7. Income Taxes (continued)

Based
 upon the Company’s historical operating performance and the reported cumulative net losses to date, the Company presently does not have sufficient objective evidence to support the recovery of its net deferred tax assets. Accordingly, the Company has established a full valuation allowance against its net deferred tax assets in 2020 and 2019, excluding the AMT paid in prior years that is refundable or available as a reduction to future taxes payable, for financial reporting purposes because it is not more likely than not that these deferred tax assets will be realized. The Company did reclassify its deferred tax asset related to the AMT tax credit carryforward of $
265,000
to a current tax receivable in the first quarter of 2020 upon the filing of its tax return for year ended December 31, 2019 and received the refund in July 2020. As of December 31, 2020, the Company received all of these refunds.
The total amount of unrecognized tax benefits was $1.7 million as of December 31, 2020 and December 31, 2019. If recognized, none of these tax benefits would affect the effective tax rate due to valuation allowances.
The following summarizes the significant components of gross unrecognized tax benefits as of December 31, 2020 and 2019, respectively:

	December 31,
	2020	2019
Balance at January 1,	$1,738,815	$1,738,815
Current Year Uncertain Tax Positions:
Gross Change	—	—

Balance at December 31,	$1,738,815	$1,738,815

8. Commitments and Contingencies
License and Royalty Commitments
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
Under the agreement, the Company made an upfront payment of $1.0 million to BMS in 2005, a milestone payment of $1.25 million in December 2013, and a milestone payment of $1.5 million in December 2014 following the initiation of the Company’s first Phase 3 clinical trial for lumateperone for patients with exacerbated schizophrenia. Upon FDA acceptance of an NDA filing for lumateperone, the Company was obligated to pay BMS a $2.0 million milestone payment, which was paid in January 2019. The FDA approved the NDA filing on December 23, 2019 and as a result the Company accrued an additional milestone liability of $5.0 million in the fourth quarter of 2019 which was paid in January 2020. Possible milestone payments remaining total $5.0 million. Under the agreement, the Company may be obliged to make other milestone payments to BMS for each licensed product of up to an aggregate of approximately $14.75 million. The Company is also obliged to make tiered single digit percentage royalty payments ranging between 5 – 9% on sales of licensed products. The Company is obliged to pay to BMS a percentage of non-royalty
payments made in consideration of any sublicense.

8. Commitments and Contingencies (continued)

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
In September 2016, the Company transferred certain of its rights under the BMS agreement to its wholly owned subsidiary, ITI Limited. In connection with the transfer, the Company guaranteed ITI Limited’s performance of its obligations under the BMS agreement. With the initial recognition of product sales revenue in the year ended December 31, 2020, the Company expensed approximately $1,126,538 in cost of product sales to satisfy its obligation under the BMS agreement.
Research and Other Commitments
As of December 31, 2020, the Company has committed to purchasing a production campaign for active pharmaceutical ingredients (API) from each of our supply vendors – Siegfried Evionnaz SA (Siegfried) and Lonza Ltd. (Lonza). Both campaigns are expected to be received into inventory during 2022. The Company has a total commitment of $16.4 million related to these two agreements. As of December 31, 2020, the Company had paid a deposit of $3.0 million for the Siegfried campaign which is recorded within prepaids and other current assets. Over the course of the vendors’ manufacturing period, the Company will remit payment to each vendor based on executed agreement. Each payment will subsequently be recorded into prepaid and other current assets. Upon title transfer of the product, the Company will recognize the material as inventory.
Retirement savings plan 401(k) contributions
The Company sponsors a defined contribution 401(k) plan covering all full-time employees. Participants may elect to contribute their annual pre-tax
earnings up to the federally allowed maximum limits. The Company made a matching contribution of 100% on the first 6% of contributions made by participants in the year ended December 31, 2020, 2019 and 2018. Participant and Company contributions vest immediately. During the years ended December 31, 2020, 2019 and 2018, the Company recorded matching contribution expense of $1,771,380, $658,179 and $429,318, respectively.
Contingencies
During the normal course of our business, we are occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. At December 31, 2020 and 2019, no material reserves were recorded. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. However, we believe that the likelihood that any such excess might have a material adverse effect on our financial statements is remote.
9. Related Parties
In the first quarter of 2015, the Company moved its headquarters to New York, New York. The Company has entered into a long-term lease with a related party for laboratory and office space
.
On September 28, 2018, the Company signed a lease with the same related party to acquire additional office space in the Company’s current headquarters facility and to extend the term of the lease for previously acquired space. The amendment includes provisions for yearly rent escalation, a limited rent abatement for the additional space, and an amount provided for leasehold improvements. The lease, as amended, has a term of 14.3 years ending in May 2029. A member of

9. Related Parties (continued)

the Company’s board of directors is the Chairman of the board of directors, Chief Executive Officer and President of the parent company to the landlord under this lease.
10. Unaudited Quarterly Financial Information
The tables herein set forth the Company’s unaudited condensed consolidated 2020 and 2019 quarterly statements of operations.
The following table sets forth the Company’s unaudited condensed consolidated statements of operations for the 2020 quarters ended:

2020 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Revenue, net	$12,454,270	$7,368,594	$1,906,636	$1,083,479
Operating expenses	(73,787,606)	(63,305,048)	(66,778,953)	(50,169,003)
Interest income	644,390	752,829	1,160,059	1,678,203
Income tax expense	(13,513)	—	—	(3,281)
Net loss	(60,699,178)	(55,183,625)	(63,712,258)	(47,410,602)
Basic and diluted net loss per share	$(0.76)	$(0.79)	$(0.96)	$(0.73)
The following table sets forth the Company’s unaudited condensed consolidated statements of operations for the 2019 quarters ended:

2019 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Revenue, net	60,613	—	—	—
Operating expenses	(41,829,272)	(36,376,236)	(39,171,114)	(36,695,841)
Interest income	1,185,808	1,513,837	1,731,550	1,860,077
Income tax expense	—	—	(1,600)	—
Net loss	(40,582,851)	(34,862,399)	(37,441,164)	(34,835,764)
Basic and diluted net loss per share	$(0.73)	$(0.63)	$(0.68)	$(0.63)