Form 10-Q
period 2021-03-31
Intra-Cellular Therapies, Inc.
filed 2021-05-10
CIK 1567514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2021, the registrant had 81,202,226 shares of common stock outstanding.

Intra-Cellular Therapies, Inc.

In this Quarterly Report on Form
10-Q,
the terms “we,” “us,” “our,” and the “Company” mean Intra-Cellular Therapies, Inc. and our subsidiaries. “ITI” refers to our wholly-owned subsidiary ITI, Inc. and “ITI Limited” refers to our wholly-owned subsidiary ITI Limited.

i

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$129,979,888	$60,045,933
Investment securities, available-for-sale	481,984,786	597,402,126
Restricted cash	1,400,000	1,400,000
Accounts receivable, net of $120,000 allowance at March 31, 2021 and December 31, 2020	13,661,992	10,764,583
Inventory	7,579,393	7,056,385
Prepaid expenses and other current assets	14,494,384	14,235,455

Total current assets	649,100,443	690,904,482
Property and equipment, net	1,871,338	1,998,346
Right of use assets, net	23,430,703	24,324,762
Other assets	86,084	86,084

Total assets	$674,488,568	$717,313,674

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,720,957	$5,501,825
Accrued and other current liabilities	13,491,620	10,902,117
Lease liabilities, short-term	5,573,240	5,541,802
Accrued employee benefits	11,915,893	14,907,479

Total current liabilities	39,701,710	36,853,223
Lease liabilities	22,637,100	23,600,347

Total liabilities	62,338,810	60,453,570
Stockholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 81,133,849 and 80,463,089 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	8,113	8,046
Additional paid-in capital	1,601,739,075	1,593,475,506
Accumulated deficit	(989,843,975)	(937,104,032)
Accumulated comprehensive income	246,545	480,584

Total stockholders’ equity	612,149,758	656,860,104

Total liabilities and stockholders’ equity	$674,488,568	$717,313,674

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Product sales, net	$15,578,905	$882,516
Grant revenue	299,424	200,963

Total revenues	15,878,329	1,083,479
Operating expenses:
Cost of product sales	1,455,215	69,311
Research and development	15,058,168	16,003,326
Selling, general and administrative	52,583,639	34,096,366

Total operating expenses	69,097,022	50,169,003

Loss from operations	(53,218,693)	(49,085,524)
Interest income	483,750	1,678,203

Loss before provision for income taxes	(52,734,943)	(47,407,321)
Income tax expense	5,000	3,281

Net los s	$(52,739,943)	$(47,410,602)

Net loss per common share:
Basic & Diluted	$(0.65)	$(0.73)
Weighted average number of common shares:
Basic & Diluted	80,946,450	65,106,103
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(52,739,943)	$(47,410,602)
Other comprehensive (loss):
Unrealized loss on investment securitie s	(234,039)	(273,516)

Comprehensive loss	$(52,973,982)	$(47,684,118)

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	55,507,497	$5,551	$904,971,772	$(710,098,369)	$128,317	$195,007,271
Common shares issued	10,000,000	1,000	276,977,186	—	—	276,978,186
Exercise of stock options and issuances of restricted stock	689,781	69	589,092	—	—	589,161
Stock issued for services	3,483	—	53,533	—	—	53,533
Share-based compensation	—	—	5,504,297	—	—	5,504,297
Net loss	—	—	—	(47,410,602)	—	(47,410,602)
Other comprehensive loss	—	—	—	—	(273,516)	(273,516)

Balance at March 31, 2020	66,200,761	$6,620	$1,188,095,880	$(757,508,971)	$(145,199)	$430,448,330

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	80,463,089	$8,046	$1,593,475,506	$(937,104,032)	$480,584	$656,860,104
Exercise of stock options and issuances of restricted stock	669,182	67	1,431,591	—	—	1,431,658
Stock issued for services	1,578	—	53,542	—	—	53,542
Share-based compensation	—	—	6,778,436	—	—	6,778,436
Net loss	—	—	—	(52,739,943)	—	(52,739,943)
Other comprehensive loss	—	—	—	—	(234,039)	(234,039)

Balance at March 31, 2021	81,133,849	$8,113	$1,601,739,075	$(989,843,975)	$246,545	$612,149,758

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows used in operating activities
Net loss	$(52,739,943)	$(47,410,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	127,008	148,802
Share-based compensation	6,778,436	5,504,297
Stock issued for services	53,542	53,533
Amortization of premiums and discounts on investment securities, net	(1,085,948)	(298,210)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,897,409)	(1,351,013)
Inventory	(523,008)	(1,391,124)
Prepaid expenses and other assets	(258,929)	(1,562,620)
Long term deferred tax asset, net	—	264,609
Accounts payable	3,219,132	3,569,058
Accrued liabilities and othe r	(402,083)	(8,740,512)
Lease liabilities, net	(37,750)	(12,436)

Net cash used in operating activities	(47,766,952)	(51,226,218)
Cash flows provided by (used in) investing activities
Purchases of investments	(34,147,683)	(210,466,633)
Maturities of investments	150,416,932	57,503,736
Purchases of property and equipment	0	(22,049)

Net cash provided by (used) in investing activities	116,269,249	(152,984,946)
Cash flows provided by financing activities
Proceeds from exercise of stock options	1,431,658	589,161
Proceeds of public offering, net	—	276,978,186

Net cash provided by financing activities	1,431,658	277,567,347
Net increase in cash, cash equivalents, and restricted cash	69,933,955	73,356,183
Cash, cash equivalents, and restricted cash at beginning of period	61,445,933	107,636,849

Cash, cash equivalents, and restricted cash at end of period	$131,379,888	$180,993,032

Non-cash investing and financing activities Right of use assets under operating leases	$9,179,216	$97,234
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	March 31,
	2021	2020
Cash and cash equivalents	$129,979,888	$179,593,032
Restricted cash	1,400,000	1,400,000

Total cash, cash equivalents and restricted cash	$131,379,888	$180,993,032

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of Intra-Cellular Therapies, Inc. and its wholly own subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP set forth in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). All intercompany accounts and transactions have been eliminated in consolidation. The Company currently operates in one operating segment. Operating segments are defined as components of an enterprise about which separate discrete information is available for the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance. The Company views its operations and manages its business in one segment, which is discovering, developing and commercializing drugs primarily for the treatment of neurological and psychiatric disorders.

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
Investment Securities
Investment securities consisted of the following (in thousands):

	March 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(Unaudited)
U.S. Government Agency Securities	$188,996	$10	$(47)	$188,959
Certificates of Deposit	10,500	—	—	10,500
Commercial Paper	90,426	13	(4)	90,435
Corporate Notes/Bonds	191,816	378	(103)	192,091

	$481,738	$401	$(154)	$481,985

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$259,304	$3	$(31)	$259,276
Certificates of Deposit	10,500	—	—	10,500
Commercial Paper	124,368	23	(21)	124,370
Corporate Notes/Bonds	202,749	624	(117)	203,256

	$596,921	$650	$(169)	$597,402

The Company has classified all of its investment securities as available-for-sale,
including those with maturities beyond one year, as current assets on the condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of March 31, 2021 and December 31, 2020, the Company held $129.1 million and $188.5 million, respectively, of available-for-sale
investment securities with contractual maturity dates more than one year and less than two years.
The Company monitors its investment portfolio for overall risk, specifically credit risk loss, quarterly or more frequently if circumstances warrant. The Company would estimate the expected credit loss over the lifetime of the asset and record an allowance for the portion of the amortized cost basis of the financial asset that the Company does not expect to collect.

The aggregate related fair value of investments with unrealized losses as of March 31, 2021 was $243.2 million, which consisted of $99.8 million from U.S. government agency securities, $25.9 million of commercial paper, and $117.4 million of corporate notes/bonds. The aggregate amount of unrealized losses as of March 31, 2021 was approximately $154,000, which consisted of $47,000 from U.S. government agency securities, $4,000 from commercial paper, and $103,000 from corporate notes/bonds. The $243.2 million aggregate fair value of investments with unrealized losses as of March 31, 2021 has been held in a continuous unrealized loss position for less than 12 months. As of December 31, 2020, the aggregate related fair value of investments with unrealized losses was $372.3 million and the aggregate amount of unrealized losses was approximately $169,000. The $372.3 million aggregate fair value of investments with unrealized losses as of December 31, 2020 had been held in a continuous unrealized loss position for less than 12 months.
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
The Company has no assets or liabilities that were measured using quoted prices for significant unobservable inputs (Level 3 assets and liabilities) as of March 31, 2021 or December 31, 2020. The carrying value of cash held in money market funds of approximately $83.6 million as of March 31, 2021 and $27.9 million as of December 31, 2020 is included in cash and cash equivalents on the condensed consolidated balance sheet and approximates market value based on quoted market prices or Level 1 inputs.
The fair value measurements of the Company’s cash equivalents and available-for-sale
investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$83,602	$83,602	$—	$—
U.S. Government Agency Securities	188,959	—	188,959	—
Certificates of Deposit	10,500	—	10,500	—
Commercial Paper	90,435	—	90,435	—

		Fair Value Measurements at Reporting Date Using
	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate Notes/Bonds	192,091	—	192,091	—

	$565,587	$83,602	$481,985	$0

		Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$27,917	$27,917	$—	$—
U.S. Government Agency Securities	259,276	—	259,276	—
Certificates of Deposit	10,500	—	10,500	—
Commercial Paper	124,370	—	124,370	—
Corporate Notes/Bonds	203,256	—	203,256	—

	$625,319	$27,917	$597,402	$—

Financial Instruments
The Company considers the recorded costs of its financial assets and liabilities, which consist of cash equivalents, restricted cash, accounts receivable, prepaid expenses, right of use asset, net, other assets, accounts payable, accrued liabilities, accrued employee benefits and lease liabilities, short-term, to approximate their fair value because of their relatively short maturities at March 31, 2021 and December 31, 2020. Management believes that the risks associated with its financial instruments are minimal as the counterparties are various corporations, financial institutions and government agencies of high credit standing.
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
The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. The Company reserves against accounts receivable for estimated losses that may arise from a customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated collectability losses was not significant as of March 31, 2021 and December 31, 2020, respectively.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a credit loss reserve against uncollectible accounts receivable as necessary. We extend credit primarily to pharmaceutical wholesale distributors. Customer creditworthiness is monitored and collateral is not required. Historically, we have not experienced credit losses on our accounts receivable and as of March 31, 2021 and December 31, 2020, respectively, our credit loss reserve on receivables was not material.

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable, net from customers and cash, cash equivalent and investments held at financial institutions. For the three-month period ended March 31, 2021, all of the Company’s accounts receivable, net arose from product sales in the United States and all customers have standard payment terms which generally require payment within 60 days. For the three-month periods ended March 31, 2021 and 2020, 96% of sales were generated from three major industry wholesalers which accounted for approximately 40%, 29%, and 27% of product sales for the three-month period ended March 31, 2021, respectively. As of March 31, 2021, the Company believes that such customers are of high credit quality. The percentage of the total net product sales by individual customers has not significantly changed since inception.
Cash equivalents are held with major financial institutions in the United States. Certificates of deposit, cash and cash equivalents held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.
Inventory
The Company values its inventories at the lower of cost or estimated net realizable value. Inventories consist of raw materials (active pharmaceutical ingredients (API)), drug product, and packaged product in saleable condition. The consumption of raw materials during production is classified as work in process until saleable. Once it is determined to be in saleable condition, inventory is classified as finished goods. The Company determines the cost of its inventories, which includes amounts related to materials and manufacturing overhead, on a first-in,
first-out
(FIFO) basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated net realizable value in the period in which the impairment is first identified. Such impairment charges, if they occur, are recorded within cost of product sales.
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
Revenue Recognition
Effective January 1, 2018, the Company adopted FASB ASC Topic 606,
 Revenue from Contracts with Customers
(“ASC Topic 606”). The Company did not generate any product related revenue prior to January 1, 2020, and therefore the adoption of ASC Topic 606 did not have an impact on the Company’s financial statements for any prior periods. In accordance with ASC Topic 606, the Company recognizes revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration that the Company expects to receive in exchange for the good or service. The reported results for the three-month periods ended March 31, 2021 and 2020 reflect the application of ASC Topic 606.

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
(below).
To date, the Company’s only source of product sales has been from sales of CAPLYTA in the United States, which the Company began shipping to customers in March 2020.
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
These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, include estimates that take into consideration a range of possible outcomes which are considered more likely in accordance with the expected value method in ASC Topic 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, forecasted customer buying and payment patterns. The Company’s estimates regarding the payer mix for CAPLYTA and historical industry information regarding the payer mix for comparable pharmaceutical products and product portfolios, in particular, historical information related to similar products in their initial launch stages and through the use of historical information experienced in this launch period. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts after considering whether revenue should be constrained under ASC 606.
The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of March 31, 2021 and 2020, and, therefore, the transaction price was not reduced further during the three-month periods ended March 31, 2021 and 2020. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product sales and earnings in the period such variances become known.
Trade Discounts and Allowances
— The Company generally provides customers with discounts which include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer and, therefore, these payments have been recorded as a reduction of product sales, net within the condensed consolidated statements of operations for the three-month periods ended March 31, 2021 and 2020, as well as a reduction to accounts receivable, net on the condensed consolidated balance sheets.

Product Returns
— Consistent with industry practice, the Company generally offers customers a limited right of return for product that has been purchased from the Company based on the product’s expiration date, which lapses upon shipment to a patient. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as accrued expenses and other current liabilities on the condensed consolidated balance sheets. The Company currently estimates product return liabilities using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company has not received any expired product returns to date.
Provider Chargebacks and Discounts
— Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to customers who purchase the product directly from the Company. Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable, net. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by customers, and the Company generally issues credits for such amounts within a few weeks of the customer’s notification to the Company of the resale. Reserves for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel inventories at each reporting period-end
that the Company expects will be sold to qualified healthcare providers, and chargebacks that customers have claimed, but for which the Company has not yet issued a credit. For the three-month periods ended March 31, 2021 and 2020, these amounts were not significant.
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

For the product royalty fees, the Company entered into an exclusive License Agreement with Bristol-Myers Squibb Company (“BMS”), for which the Company is obliged to make tiered single digit percentage royalty payments ranging between 5 – 9% on sales of licensed products. The related royalties are recorded within cost of product sales on the condensed statement of operations.
Prior to FDA approval of CAPLYTA, the Company expensed all costs associated with the manufacturing of lumateperone as part of research and development expenses. From December 20, 2019, the date of approval of CAPLYTA, through December 31, 2019 there was no production of inventory and therefore, no inventory costs were incurred. Therefore, at December 31, 2019, no inventory costs had been capitalized. The cost of product sales in the three-month periods ended March 31, 2021 and 2020, are lower than incurred because of previously expensed inventory.
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
Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information provided to the Company by its vendors with respect to their actual costs incurred, among other factors. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the condensed consolidated balance sheets as prepaid or accrued research and development expense, as the case may be.
As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in its condensed consolidated statement of operations by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by subject progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account various clinical information provided by vendors and discussion with applicable personnel and external service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations, clinical sites and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period.
Advertising Expense
In connection with the FDA approval of CAPLYTA in 2019, the Company began to incur advertising costs in connection with the subsequent commercial launch of CAPLYTA in 2020. Advertising costs are expensed when services are rendered. The Company incurred $10.6 million and $1.4 million in advertising costs for the three months ended March 31, 2021 and 2020, respectively, related to its marketed product, CAPLYTA.
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
The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 was approximately 0%. This effective tax rate is substantially lower than the U.S. statutory rate of 21% due to valuation allowances recorded on current year losses where the Company is not more-likely than not to recognize a future tax benefit.
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
On March 11, 2021, the American Rescue Plan Act of 2021 (“ARPA 2021”) was signed into law. ARPA 2021 included various income and payroll tax provisions. The Company has analyzed the tax provisions of ARPA 2021 and determined they have no significant financial impact to the Company’s condensed financial stat
e
ments.
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
For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. Share-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 accounts for forfeitures as they occur.
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
Expected volatility rates for quarterly periods prior to December 31, 2019 were based on a combination of the historical volatility of the common stock of comparable publicly traded entities and the limited historical information about the Company’s common stock. Beginning in the fourth quarter of 2019, expected volatility rates have been based entirely on the historical volatility of the Company’s common stock. The expected life of stock options is the period of time for which the stock options are expected to be outstanding. Given the limited historical exercise data, the expected life is determined using the “simplified method,” which defines expected life as the midpoint between the vesting date and the end of the contractual term.
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

In the first quarter of 2020, the Company granted performance-based RSUs for 86,000 shares of common stock, which vest based on the achievement of certain milestones that include (i) the approval of a planned NDA by the FDA (the “2020 Milestone RSUs”) and (ii) the achievement of certain comparative shareholder returns against the Company’s peers (the “2020 TSR RSUs”). The 2020 TSR RSUs were valued using the Monte Carlo Simulation method and will be amortized over the life of the RSUs based on the agreements.
In the first quarter of 2021, the Company granted performance-based RSUs for 64,518 shares of common stock, which vest based on the achievement of certain milestones that include (i) certain operational milestones (the “2021 Milestone RSUs”, and collectively with the 2020 Milestone RSUs, the “Milestone RSUs”) and (ii) the achievement of certain comparative shareholder returns against the Company’s peers (the “2021 TSR RSUs,” and collectively with the 2020 TSR RSUs, the “TSR RSUs”). The 2021 TSR RSUs were valued using the Monte Carlo Simulation method and will be amortized over the life of the RSUs based on the agreements.
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
In December 2019, the Company adopted the Intra-Cellular Therapies, Inc. 2019 Inducement Award Plan (the “2019 Inducement Plan”) without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. Pursuant to the 2019 Inducement Plan, the Company may grant stock options, RSUs, stock awards and other share-based awards for up to a total of 1,000,000 shares of common stock to new employees of the Company. As of March 31, 2021, stock options and RSUs for 314,138 shares have been granted under the 2019 Inducement Plan. The Company does not intend to make additional grants under the 2019 Inducement Plan.
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
The following awards were excluded in the calculation of diluted loss per share because their effect could be anti-dilutive as applied to the loss from operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Stock options	5,929,884	6,408,389
RSUs	1,669,434	1,695,397
TSR RSUs	68,598	86,044
3. Inventory
Inventory consists of the following:

	March 31, 2021	December 31, 2020
Raw materials	$2,949,990	$2,483,801
Work in process	1,189,535	1,781,101
Finished goods	3,439,868	2,791,483

	$7,579,393	$7,056,385

Inventory acquired prior to receipt of the FDA approval on December 20, 2019 for CAPLYTA was expensed as research and development expense as incurred.
4. Property and Equipment
Property and equipment consist of the following:

	March 31, 2021	December 31, 2020
Computer equipment	$243,532	$243,532
Furniture and fixtures	423,097	423,097
Scientific equipment	4,127,951	4,127,951
Leasehold improvements	1,240,315	1,240,315

	6,034,895	6,034,895
Less accumulated depreciation	(4,163,557)	(4,036,549)

	$1,871,338	$1,998,346

Depreciation expense for the three months ended March 31, 2021 was $127,008, as compared to $148,802 for the three months ended March 31, 2020.
5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Accrued expenses	$9,340,951	$7,896,942
Sales allowances	3,656,291	2,619,650
Medicaid rebates	494,378	385,525

Total accrued expenses and other current liabilities	$13,491,620	$10,902,117

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
non-cash
transaction.
Maturity analysis under the lease agreements are as follows:

Nine months ending December 31, 2021	$2,592,270
Year ending December 31, 2022	3,491,166
Year ending December 31, 2023	3,566,466
Year ending December 31, 2024	3,675,196
Year ending December 31, 2025	3,787,248
Thereafter	13,839,791

Total	30,952,137
Less: Present value discount	(9,467,757)

Total Lease liability	21,484,380

Less: Current portion	(3,309,063)

Long-term lease liabilities	$18,175,317

Lease expense for the three months ended March 31, 2021 and 2020 was approximately $0.8 million and $0.8 million, respectively.
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
The nature of the lease is one commonly referred to as “TRAC” lease, as it contains a terminal rental adjustment clause, or “TRAC clause.” The TRAC clause limits lessee exposure, or likelihood of having a variable lease payment
due at lease termination. This variable lease payment amount would be any difference between the vehicle stipulated (capitalized) cost and the sum of the reserve and net proceeds from disposal as described in the Vehicle Lease. Further, the Lessor guarantees that the net proceeds will not be less than 20% of the vehicle capitalized cost in the first 12 months, and 30% of the vehicle capitalized cost at the beginning of subsequent
12-month
period increments.
Right of use asset and lease liability for the vehicle fleet lease were approximately $6.7 million and $0.1 million, respectively, as of March 31, 2021 and March 31, 2020. The vehicle leases entered into since March 2020 represent non-cash
transactions. The total operating lease cost for the three months ended March 31, 2021 was $585,259. The operating cash outflows related to vehicle fleet operating lease obligations for the three months ended March 31, 2021 and 2020 were $585,259 and $3,335, respectively.
The following table presents the Vehicle Lease balances within the condensed consolidated balance sheet, weighted average remaining fleet lease term, and the weighted average discount rates related to the Vehicle Lease as of March 31, 2021 and 2020:

Lease Assets and Liabilities – Fleet	Classification	March 31, 2021	March 31, 2020
Assets
Right of use assets, net	Operating lease right of use assets	$6,725,876	$94,092

		$6,725,876	$94,092

Liabilities
Current

Lease Assets and Liabilities – Fleet	Classification	March 31, 2021	March 31, 2020
Lease liabilities, short-term	Operating lease liabilities	$2,264,183	$—
Non-Current
Lease liabilities	Non-current operating lease liabilities	4,461,693	94,092

Total lease liabilities		$6,725,876	94,092

Weighted average remaining lease term		1.8 years	2.4 years
Weighted average discount rate		1.73%	1.80%
The following table presents the maturity of the Company’s fleet lease liability as of March 31, 2021:
Time Period

Nine months ending December 31, 2021	$1,772,477
Year ending December 31, 2022	3,458.694
Year ending December 31, 2023	1,640,640
Thereafter	—

Total	6,871,811
Less: Present value discount	(145,935)

Total operating lease liabilities	6,725,876

Less: Current portion	(2,264,183)

Long-term lease liabilities	$4,461,693

Right of use assets and lease liabilities for all operating leases were approximately $23.4 million and $28.2 million, respectively, as of March 31, 2021.
7. Commitments and Contingencies
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
In September 2016, the Company transferred certain of its rights under the BMS agreement to its wholly owned subsidiary, ITI Limited. In connection with the transfer, the Company guaranteed ITI Limited’s performance of its obligations under the BMS agreement. For the three-month periods ended March 31, 2021 and 2020, the Company expensed approximately $780 thousand and $44 thousand, respectively, in cost of product sales to satisfy its obligation under the BMS agreement.
Research and Other Commitments
As of March 31, 2021, the Company has committed to purchasing a production campaign for active pharmaceutical ingredients (“API”) from each of its supply vendors – Siegfried Evionnaz SA (“Siegfried”) and Lonza Ltd. (“Lonza”). Both campaigns are expected to be received into inventory during 2022. The Company has a total commitment of $16.4 million related to these two agreements. As of March 31, 2021, the Company had paid a deposit of $3.0 million for the Siegfried campaign, which is recorded within prepaid expenses and other current assets. Over the course of the vendors’ manufacturing period, the Company will remit payment to each vendor based on the payment plan within the executed agreement.
8. Share-Based Compensation
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
Total share-based compensation expense related to all of the Company’s share-based awards, including stock options and RSUs to employees, directors and consultants, recognized during the three months ended March 31, 2021 and 2020, was comprised of the following:

	Three Months Ended March 31,
	2021	2020
Inventoriable costs	$361,744	$293,384
Research and development	1,960,564	2,006,855
Selling, general and administrative	4,456,128	3,204,058

Total share-based compensation expense	$6,778,436	$5,504,297

The following table describes the weighted-average assumptions used for calculating the value of options granted during the three months ended March 31, 2021 and 2020:

	2021	2020
Dividend yield	0%	0%
Expected volatility	94.8%-94.9%	91.6%-92.5%
Weighted-average risk-free interest rate	0.82%	1.42%
Expected term (in years)	6.0	6.0
Information regarding stock option awards under the 2019 Inducement Plan, including with respect to grants to employees as of March 31, 2021, and changes during the three-month period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2020	39,728	$17.18	9.2 years
Options granted in 2021	—	$—

Outstanding at March 31, 2021	39,728	$17.18	9.2 years

Vested or expected to vest at March 31, 2021	39,728	$17.18

Exercisable at March 31, 2021	13,243	$17.18

Information regarding RSU awards under the 2019 Inducement Plan during the three-month period ended March 31, 2021 are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2020	251,867	$16.03	2.2 years
Time based RSUs vested in 2021	(82,538)	$16.03	2.0 years
Time based RSUs cancelled in 2021	(3,985)	$15.81	2.0 years

Outstanding at March 31, 2021	165,344	$16.03	2.0 years

Vested or expected to vest at March 31, 2021	165,344	$16.03

Exercisable at March 31, 2021	—	$—

As of March 31, 2021, the Company granted options and time based RSUs totaling 314,138 shares under the the 2019 Inducement Plan. These grants were made in the first quarter of 2020 and the Company does not intend to grant any additional equity awards under the 2019 Inducement Plan.
Information regarding the stock options activity, including with respect to grants to employees, directors and consultants as of March 31, 2021, and changes during the three-month period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2020	5,477,894	$18.43	6.6 years
Options granted 2021	511,932	$36.73	9.9 years
Options exercised 2021	(78,983)	$17.82	6.7 years
Options canceled or expired 2021	(20,717)	$16.30	8.4 years

Outstanding at March 31, 2021	5,890,156	$20.03	6.6 years

Vested or expected to vest at March 31, 2021	5,890,156	$20.03

Exercisable at March 31, 2021	4,083,592	$18.72	5.7 years

The fair value of the time based RSUs and the Milestone RSUs is based on the closing price of the Company’s common stock on the date of grant. The fair value of the TSR RSUs was determined using the Monte Carlo simulation method. Information regarding the time based RSU activity and changes during the three-month period ended March 31, 2021 are summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2020	1,311,877	$18.77	1.7 years
Time based RSUs granted in 2021	702,830	$35.63	2.9 years
Time based RSUs vested in 2021	(574,516)	$17.41	1.0 years
Time based RSUs cancelled in 2021	(4,699)	$23.94	1.9 years

Outstanding at March 31, 2021	1,435,492	$27.56	2.3 years

Information related to the Company’s Milestone RSUs and TSR RSUs during the three-month period ended March 31, 2021 are summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2020	72,678	$28.25	2.1 years
Milestone RSUs and TSR RSUs granted in 2021	64,518	$38.45	2.9 years
Milestone RSUs and TSR RSUs vested in 2021	—	$—	0.0 years

Outstanding at March 31, 2021	137,196	$33.04	5.7 years

The weighted average estimated fair value per share of the 2020 TSR RSUs granted was $32.56, and the 2021 TSR RSUs granted was $51.18, which were derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the 2020 awards granted include an expected dividend yield of 0%, a risk-free rate of 1.4%, and expected volatility of 91.3%. Significant assumptions utilized in estimating the value of the 2021 awards granted include an expected dividend yield of 0%, a risk-free rate of 0.2%, and expected volatility of 95.8%. The 2020 TSR RSUs granted will entitle the grantee to receive a number of shares of the Company’s common stock determined over a three-year performance period ending and vesting after December 31, 2022 but before February 18, 2023, provided the grantee remained in the service of the Company on the settlement date. Similarly, the 2021 TSR RSUs granted will entitle the grantee to receive a number of shares of the Company’s common stock determined over a three-year performance period ending and vesting after December 31, 2023 but before February 23, 2024, provided the grantee remained in the service of the Company on the settlement date. The Company is expensing the cost of these awards ratably over the requisite service period. The number of shares for which the TSR RSUs will be settled is a percentage of shares for which the award is targeted and depends on the Company’s total shareholder returns, expressed as a percentile ranking of the Company’s total shareholder return as compared to the Company’s peer group. The number of shares for which the TSR RSUs will be settled will vary depending on the level of achievement of the goal. Total shareholder return will be determined by dividing the average share value of the Company’s common stock over the 30 trading days preceding the settlement date by the average share value of the Company’s common stock over the 30 trading days beginning on January 1, 2020 and 2021, accordingly, with a deemed reinvestment of any dividends declared during the performance period. The Company’s peer group included companies that compromised the Nasdaq Biotechnology Index at December 31, 2019 and 2020, respectively.
The Company recognized
non-cash
share-based compensation expense related to time based RSUs for the three months ended March 31, 2021 of approximately $3.4 million, as compared to $2.4 million for the three months ended March 31, 2020. Total expense for all RSUs, including the time based and performance based RSUs, was $3.5 million the three months ended March 31, 2021, as compared to $2.5 million for the three months ended March 31, 2020. As of March 31, 2021, there was approximately $39.1 million of unrecognized compensation costs related to unvested time based RSUs. As of March 31, 2021, there was $2.1 million and $1.9 million of unrecognized compensation costs related to unvested Milestone RSUs and TSR RSUs, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form
10-Q
and the audited consolidated financial statements and notes thereto and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form
10-K
filed on February 25, 2021. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in our Annual Report on Form
10-K
filed on February 25, 2021, as updated from time to time in our subsequent periodic and current reports filed with the SEC.
Overview
We are a biopharmaceutical company focused on the discovery, clinical development and commercialization of innovative, small molecule drugs that address underserved medical needs primarily in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system, or CNS. In December 2019, CAPLYTA (lumateperone) was approved by the FDA for the treatment of schizophrenia in adults (42mg/day) and we initiated the commercial launch of CAPLYTA in late March 2020. In support of our commercialization efforts, we employ a national sales force consisting of approximately 240 sales representatives. As used in this report, “CAPLYTA” refers to lumateperone approved by the FDA for the treatment of schizophrenia in adults, and “lumateperone” refers to, where applicable, CAPLYTA as well as lumateperone for the treatment of indications beyond schizophrenia.
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
In addition, while our Phase 3 bipolar depression trials were powered for the overall patient population and not powered for subpopulation analyses, statistically significant benefit versus placebo was seen in the subgroup of patients with Bipolar I and Bipolar II disorder in Study 404 and in patients with Bipolar I disorder in Study 402, but the Bipolar II subgroup was not statistically significant in Study 402. In February 2021, we submitted supplemental new drug applications, or sNDAs, to the FDA for potential regulatory approval of lumateperone for the treatment of bipolar depression in patients with Bipolar I or II disorder as monotherapy and adjunctive therapy. In May 2021, we announced that the FDA had accepted the sNDAs for review and assigned a Prescription Drug User Fee Act (PDUFA) target action date of December 17, 2021 for these applications.

We are also pursuing clinical development of lumateperone for the treatment of additional CNS diseases and disorders. At a dose of 42 mg, lumateperone has been shown effective in treating the symptoms associated with schizophrenia, and we believe lumateperone may represent a potential treatment for mood disorders including MDD, post-traumatic stress disorder and intermittent explosive disorder. We have commenced our program of lumateperone in MDD, evaluating lumateperone as an adjunctive therapy to antidepressants for the treatment of MDD, and plan to initiate clinical conduct in two Phase 3 trials in the second half of 2021.
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
We are developing

ITI-1284

ODT-SL

for the treatment of behavioral disturbances in patients with dementia, the treatment of dementia-related psychosis and for the treatment of certain depressive disorders, in the elderly.

ITI-1284

ODT-SL

is a deuterated form of lumateperone, a new molecular entity formulated as an oral disintegrating tablet for sublingual administration.

ITI-1284

ODT-SL

is formulated as an oral solid dosage form that dissolves almost instantly when placed under the tongue, allowing for ease of use in the elderly and may be particularly beneficial for patients who have difficulty swallowing conventional tablets. Phase 1 single and multiple ascending dose studies in healthy volunteers and healthy elderly volunteers (> than 65 years of age) evaluated the safety, tolerability and pharmacokinetics of

ITI-1284

ODT-SL.

In these studies, there were no reported serious adverse events in either age group. In the elderly cohort, reported adverse events were infrequent with the most common adverse event being transient dry mouth (mild). Based on these studies, we plan to initiate Phase 2 studies evaluating

ITI-1284

ODT-SL

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
non-CNS
disorders.
ITI-214
is our lead compound in this program. Following the favorable safety and tolerability results in our Phase 1 program, we initiated our development program for
ITI-214
for Parkinson’s disease and commenced patient enrollment in the third quarter of 2017 in a Phase 1/2 clinical trial of
ITI-214
in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor
exploratory endpoints. In the fourth quarter of 2018, we announced that the Phase 1/2 clinical trial of
ITI-214
has been completed and topline results demonstrated
ITI-214
was generally well-tolerated with a favorable safety profile and clinical signs consistent with improvements in motor symptoms and dyskinesias. We plan to initiate a Phase 2 clinical trial with
ITI-214
for Parkinson’s disease in the second half of 2021. In addition, in the second quarter of 2020, we announced topline results from Study
ITI-214-104,
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
receptors and a partial agonist at µ-opioid receptors. These combined actions support the potential utility of
ITI-333
in the treatment of opioid use disorder and associated comorbidities (e.g., depression, anxiety, sleep disorders) without opioid-like safety and tolerability concerns. In December 2020, we initiated a Phase 1 single ascending dose study evaluating the safety, tolerability and pharmacokinetics of
ITI-333
in healthy volunteers. Top line results from this study are anticipated in the second half of 2021. We have received a grant from the National Institute on Drug Abuse under the Helping to End Addiction Long-term Initiative, or NIH HEAL Initiative, that we expect will fund a significant portion of the early stage clinical development costs associated with this program.
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
(“COVID-19”),
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
We conduct clinical trials for our product candidates in many countries, including the United States, Europe and Russia and may expand to other geographies. Timely enrollment of, completion of and reporting on our clinical trials is dependent upon these global clinical trial sites which are, or in the future may be, adversely affected by the COVID-19 pandemic
or other pandemics. Some factors from the
COVID-19
pandemic that have or may adversely affect the timing and conduct of our clinical trials and adversely impact our business generally, include but are not limited to delays or difficulties in clinical site initiation, patient enrollment, diversion of healthcare resources away from clinical trials to pandemic concerns, limitations on travel, regulatory delays and supply chain disruptions.
In response to
the COVID-19 pandemic,
on March 10, 2020, the FDA announced its intention to temporarily postpone most inspections of foreign manufacturing facilities and products. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials, which has since been further updated. As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic
in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. As of July 2020, utilizing a rating system to assist in determining when and where it is safest to conduct such inspections based on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments, the FDA is either continuing to, on a case-by-case basis,
conduct only mission critical inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include pre-approval inspections.
Foreign pre-approval inspections
that are not deemed mission-critical remain postponed, while those deemed mission-critical will be considered for inspection on a case-by-case basis.
FDA will use similar data to inform resumption of prioritized operations abroad as it becomes feasible and advisable to do so. The FDA may not be able to maintain this pace and delays or setbacks are possible in the future. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. Additionally, regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic.
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
Revenues
Total revenues for the three months ended March 31, 2021 and 2020 were approximately $15.9 million and $1.1 million, respectively. Net revenues from product sales consist of sales of CAPLYTA, which was approved by the FDA in December 2019. We initiated the commercial launch of CAPLYTA in late March 2020. We generated approximately $15.6 million in net revenue from product sales for the three months ended March 31, 2021 as compared to approximately $883,000 for the three months ended March 31, 2020. In addition, we had $299,424 of grant revenues for the three months ended March 31, 2021 as compared to $200,963 of grant revenue for the three months ended March 31, 2020. We have received and may continue to receive grants from U.S. government agencies and foundations.
The revenues that we may generate in the next several years may not be significant enough to fund our operations.
Expenses
The process of researching, developing and commercializing drugs for human use is lengthy, unpredictable and subject to many risks. We are unable with certainty to estimate either the costs or the timelines in which those costs will be incurred. The costs associated with the commercialization of CAPLYTA will be substantial and will be incurred prior to our generating sufficient revenue to offset these costs. Costs for the clinical development of lumateperone for the treatment of depressive disorders consume and, together with our anticipated clinical development programs for depressive disorders,
ITI-214
and
ITI-1284
will continue to consume a large portion of our current, as well as projected, resources. We intend to pursue other disease indications that lumateperone may address, but there are significant costs associated with pursuing FDA approval for those indications, which would include the cost of additional clinical trials.
Our
ITI-002
program has a compound,
ITI-214,
in Phase 1/2 development. We intend to pursue the development of our PDE program, including
ITI-214
for the treatment of several CNS and
non-CNS
conditions, including cardiovascular disease. We have ongoing development programs for
ITI-214
for Parkinson’s disease and for the treatment of heart failure. We also have a development program with our
ITI-333
compound as a potential treatment for substance use disorders, pain and psychiatric comorbidities including depression and anxiety, and we have initiated a Phase 1 single ascending dose study evaluating the safety, tolerability and pharmacokinetics of
ITI-333
in healthy volunteers. We are also developing
ITI-1284
for the treatment of behavioral disturbances in patients with dementia, the treatment of dementia-related psychosis and for the treatment of certain depressive disorders, in the elderly. Our other projects are still in the preclinical stages, and will require extensive funding not only to complete preclinical testing, but also to commence and complete clinical trials. Expenditures that we incur on these projects will be subject to availability of funding in addition to the funding required for the advancement of lumateperone. Any failure or delay in the advancement of lumateperone could require us to re-allocate
resources from our other projects to the advancement of lumateperone, which could have a material adverse impact on the advancement of these other projects and on our results of operations.
Our operating expenses are comprised of (i) costs of product sales; (ii) research and development expenses; (iii) selling expenses; and (iv) general and administrative expenses.
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
Product sold through March 31, 2021 generally consisted of drug product that was previously charged to research and development expense prior to FDA approval of CAPLYTA. Because we previously expensed drug product, the cost of drug product sold is lower than it would have been and has a positive impact on our cost of product sales and related product gross margins for the three months ended March 31, 2021. Our reported cost of product sales as a percentage of product sales, net was 9.3% or approximately $1.5 million for the three months ended March 31, 2021 and was 7.9% or approximately $69,000 for the three months ended March 31, 2020.
We expect to continue to have this favorable impact on cost of product sales and related product gross margins until our sales of CAPLYTA include drug product that is purchased after the FDA approval. We are currently unable to estimate how long it will be until we begin selling product manufactured post FDA approval.
We expect that research and development expenses will increase moderately as we proceed with our clinical trials of lumateperone for the treatment of bipolar depression and depressive disorders, other clinical trials, increased manufacturing of drug product for clinical trials and pre-clinical
development activities. We also expect that our selling, general and administrative costs will increase significantly as we expand our marketing and promotional activities including advertising expenses and preparing for potential FDA approval of lumateperone for the treatment of bipolar depression. In September 2018, we amended our corporate headquarters lease to acquire 15,534 square feet of additional office space. We granted options to purchase 800,200 shares of our common stock in 2020 and have granted options to purchase an additional 511,932 shares of our common stock in the three months ended March 31, 2021. We also granted time based restricted stock units, or RSUs, for 1,007,402 shares of our common stock in 2020 and time based RSUs for 702,830 shares of our common stock in the three months ended March 31, 2021. We will recognize expense associated with these RSUs and options over three years in research and development expenses, selling, general and administrative expenses, and inventoriable manufacturing expenses. In the first quarter of 2020, we granted performance based RSUs, which vest based on the achievement of certain milestones that include (i) the approval of approval of a planned NDA by the FDA, or the 2020 Milestone RSUs, and (ii) the achievement of certain comparative shareholder returns against our peers, or the 2020 TSR RSUs. The 2020 Milestone RSUs were valued at the closing price of our common stock on February 18, 2020. The 2020 TSR RSUs were valued using the Monte Carlo simulation method. In the first quarter of 2021, we also granted performance based RSUs, which vest based on the achievement of certain milestones that include (i) certain operational milestones, or the 2021 Milestone RSUs, and (ii) the achievement of certain comparative shareholder returns against our peers, or the 2021 TSR RSUs. The 2021 Milestone RSUs were valued at the closing price of our common stock on February 23, 2021. The 2021 TSR RSUs were valued using the Monte Carlo simulation method. We expect to continue to grant stock options and other share-based awards in the future, which with our growing employee base will increase our share-based compensation expense in future periods.
The following table sets forth our revenues, operating expenses, interest income and income tax expense for the three-month period ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020
	(Unaudited)
Revenues
Product sales, net	$15,579	$882
Grant revenue	299	201

Total revenues, net	15,878	1,083
Expenses
Cost of product sales	1,455	69
Research and development	15,058	16,003
Selling, general and administrative	52,584	34,097

Total costs and expenses	69,097	50,169

	For the Three Months Ended March 31,
	2021	2020
	(Unaudited)
Loss from operations	(53,219)	(49,086)
Interest income	484	1,678
Income tax expense	(5)	(3)

Net loss	$(52,740)	$(47,411)

Comparison of Three-Month Period Ended March 31, 2021 and March 31, 2020
Total Revenues, Net
Revenues for the three months ended March 31, 2021 and 2020 were approximately $15.9 million and $1.1 million, respectively. Net product sales were approximately $15.6 million for the three months ended March 31, 2021 as compared to approximately $0.9 million for the three months ended March 31, 2020. Net product sales were comprised of sales of CAPYLTA, which was approved by the FDA on December 20, 2019 and became available to wholesalers in March 2020. The increase in net product sales was due to the initial launch occurring in the three months ended March 30, 2020 and the increase in prescriptions since that period. In addition, revenue from a government grant was approximately $299 thousand for the three months ended March 31, 2021 as compared to $201 thousand for the three months ended March 31, 2020.
Cost of Product Sales
Cost of product sales was approximately $1.5 million and $70 thousand for the three months ended March 31, 2021 and 2020, respectively. Cost of product sales consisted primarily of product royalty fees, overhead and minimal direct costs. Product sold during the three months ended March 31, 2020 generally consisted of drug product that was previously produced and charged to research and development expense prior to FDA approval of CAPLYTA. This minimal cost drug product had a positive impact on our cost of product sales and related product gross margins in 2020. In 2021, the product sold during the three months ended March 31, 2021 also consisted of drug product that was purchased and previously charged to research and development expense prior to FDA approval of CAPLYTA. The increase in the cost of product sales in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 is due primarily to the increase in the volume of product sales.
We will continue to have a cost of product sales that excludes the cost of the drug product that was incurred prior to FDA approval until our sales of CAPLYTA include drug product that is manufactured after the FDA approval. We expect that this will be the case for the near-term and as a result, our cost of product sales will be less than we anticipate it will be in future periods.
Research and Development Expenses
The following tables set forth our research and development expenses for the three-month period ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
External costs	$7,312	$9,007
Internal costs	7,746	6,996

Total research and development expenses	$15,058	$16,003

	Three Months Ended March 31,
	2021	2020
Lumateperone costs	$8,527	$7,046
Manufacturing costs	357	2,673
Stock based compensation	2,322	2,300
Other projects and overhead	3,852	3,984

Total research and development expenses	$15,058	$16,003

Research and development expenses decreased to $15.1 million for the three-month period ended March 31, 2021 as compared to $16.0 million for the three-month period ended March 31, 2020, representing a decrease of approximately 5.9%. This decrease is due primarily to a decrease of approximately $2.3 million in research manufacturing costs and a decrease of approximately $0.1 million for other projects and overhead. This decrease is partially offset by an increase of $1.5 million of lumateperone clinical and non-clinical
costs. Internal costs increased by approximately $750,000 for the period due primarily to labor related costs.

As the development of lumateperone progresses, we anticipate costs for lumateperone to increase due primarily to conducting ongoing and planned Phase 3 and other clinical trials relating to our lumateperone programs in the next several years. We are also required to complete non-clinical
testing to obtain FDA approval and manufacture material needed for clinical trial use, which includes non-clinical
testing of the drug product and drug product in anticipation of possible additional FDA approvals of lumateperone for indications beyond schizophrenia.
We currently have several projects, in addition to lumateperone, that are in the research and development stages. We have used internal resources and incurred expenses not only in relation to the development of lumateperone, but also in connection with these additional projects as well, including our PDE program. We have not, however, reported these costs on a project-by-project
basis, as these costs are broadly spread among these projects. The external costs for these projects have been modest and are reflected in the amounts discussed in this section “—
Research and Development Expenses
.”
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
The successful development of our product candidates and the approval process requires substantial time, effort and financial resources, and is uncertain and subject to a number of risks. We cannot be certain that any of our product candidates will prove to be safe and effective, will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval, or will be granted marketing approval on a timely basis, if at all. Data from pre-clinical
studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval or could result in label warnings related to or recalls of approved products. We, the FDA, or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our product candidates. Other risks associated with our product candidates are described in the section entitled “Risk Factors” in our Annual Report on Form
10-K
for the year ended December 31, 2020, as updated by the section entitled “Risk Factors” in this Quarterly Report on Form
10-Q
and from time to time in our other periodic and current reports filed with the SEC.
Selling, General and Administrative Expenses
Selling, general and administrative costs for the three-month period ended March 31, 2021 were $52.6 million as compared to $34.1 million in the three-month period ended March 31, 2021, which represents an increase of 54.2%, which was due to an increase in selling costs and an increase in general and administrative expenses as discussed below.
Selling costs were $38.3 million for the three-month period ended March 31, 2021 as compared to selling costs of $20.8 million in the same period in 2020, which represents an increase of 84%. This increase is primarily due to increases in commercialization and marketing costs of $11.1 million, and sales related labor costs of $5.6 million. Salaries, bonuses and related benefit costs for our sales and marketing functions for the three months ended March 31, 2021 and 2020 constituted approximately 40% and 53%, respectively, of our selling costs.

General and administrative expenses were $14.3 million in the three-month period ended March 31, 2021 as compared to $13.3 million for the same period in 2020, an increase of 7.5%. This increase is due to increases in stock-based compensation of $1.3 million, labor related costs of approximately $540,000, insurance costs of approximately $263,000, and is partially offset by lower professional fees of approximately $392,000, and the remainder by decreases in other administrative expenses. Salaries, bonuses and related benefit costs for our general and administrative functions for the three months ended March 31, 2021 and 2020 constituted approximately 57% and 47%, respectively, of our general and administrative costs.
We expect selling, general and administrative costs to increase significantly in the remaining quarters of 2021 as we increase advertising costs and expand other marketing efforts and prepare for the potential commercial launch of CAPLYTA for the treatment bipolar depression.
Liquidity and Capital Resources
Through March 31, 2021, we provided funds for our operations by obtaining a total of approximately $1.6 billion of cash primarily through public and private offerings of our common stock and other securities, grants from government agencies and foundations and payments received under a terminated license and collaboration agreement. In the three months ended March 31, 2021, we have collected approximately $16.2 million from product sales, which we believe will increase going forward. We do not believe that grant revenue will be a significant source of funding in the future.
On January 10, 2020, we completed a public offering of 10,000,000 shares of our common stock. All of the shares in the offering were sold by the Company, with gross proceeds to the Company of $295.0 million and net proceeds of approximately $277.0 million, after deducting underwriting discounts, commissions and offering expenses.
In June 2020, we sold 230,000 shares of common stock under our at-the-market
equity program generating $5.6 million in net proceeds, which was received in July 2020. In the third quarter of 2020, we sold an additional 512,791 shares of common stock utilizing our at-the-market
program and received $12.3 million of net proceeds.
In September 2020 we completed a public offering of common stock in which we sold 12,666,667 shares of common stock at a public offering price of $30.00 per share for aggregate gross proceeds of $380.0 million. After deducting underwriting discounts, commissions and offering expenses, the net proceeds to the Company were approximately $357.8 million.
As of March 31, 2021, we had a total of approximately $613.4 million in cash and cash equivalents, available-for-sale
investment securities and restricted cash, and approximately $39.7 million of short-term liabilities consisting entirely of liabilities from operations, including approximately $5.6 million of short-term lease obligations. In the three months ended March 31, 2021, we spent approximately $64.4 million in cash for operations and equipment. During this quarter, we collected $16.2 million of product sales and $0.5 million of interest income, resulting in net cash used in operations of $47.8 million. The use of cash was primarily for selling and marketing costs in connection with our commercial launch of CAPLYTA, conducting clinical trials and non-clinical
testing, product manufacturing, and funding recurring operating expenses.
Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this quarterly report. During that time, we expect that our expenses will increase substantially due primarily to our commercialization activities and related infrastructure expansion in connection with the commercialization of CAPLYTA for the treatment of schizophrenia and in preparation for the potential approval of CAPLYTA for the treatment of depressive disorders; the development of lumateperone in our late-stage clinical programs; the development of our other product candidates, including
ITI-214;
the continuation of manufacturing activities for anticipated future sales of product and in connection with the development of lumateperone; and general operations.
For the remainder of 2021, we expect to spend up to $300 million primarily related to the marketing and commercialization of CAPLYTA, increasing inventory levels of CAPLYTA, advancing lumateperone related programs including clinical trial conduct, regulatory activities, manufacturing, expansion of our administrative infrastructure and other development activities. Our other development activities will include efforts related to our
ITI-214,
ITI-333
and
ITI-1284
programs, among others. However, the
COVID-19
pandemic may negatively impact our commercialization of CAPLYTA, our ability to complete our ongoing or planned preclinical and clinical trials, our ability to obtain approval of any product candidates from the FDA or other regulatory authorities, and our workforce and therefore our research, development and commercialization activities. This may ultimately have a material adverse effect on our liquidity, although we are unable to make any prediction with certainty given the rapidly changing nature of the pandemic and governmental and other responses to it.

Subject to the levels of product sales we achieve, we may require significant additional financing in the future to continue to fund our operations. We believe that we have the funding in place to commercialize CAPLYTA in patients with schizophrenia. We also plan to fund additional clinical trials of lumateperone for the treatment of depressive disorders and other CNS disorders; clinical development of our
ITI-007
long acting injectable; additional clinical trials of lumateperone and
ITI-1284;
continued advancement of our PDE program, including
ITI-214;
research and preclinical development of our other product candidates; and the continuation of manufacturing activities in connection with the development of lumateperone. We anticipate requiring additional funds for further development of lumateperone in patients with depressive disorders and other indications, and for development of our other product candidates. We have incurred losses in every year since inception with the exception of 2011, when we received an up-front
fee and a milestone payment related to a license agreement that has been terminated. These losses have resulted in significant cash used in operations. In the three months ended March 31, 2021, we spent approximately $64.4 million in cash for operations and equipment. During this quarter, we collected $16.2 million of product sales and $0.5 million of interest income, resulting in net cash used in operations of $47.8 million. While we have several research and development programs in progress, the lumateperone program has advanced the furthest and will continue to consume increasing amounts of cash for conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct the activities necessary to pursue FDA approval of lumateperone for additional indications and our other product candidates, as well as commercialization efforts, we expect the amount of cash to be used to fund operations to increase considerably over the next several years.
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
In addition, following the closing of our September 2020 underwritten public offering of common stock, we have a limited number of authorized shares of common stock available for future issuance that are not already issued or reserved for issuance. We have 100.0 million authorized shares of common stock. As of March 31, 2021, we had approximately 81.1 million shares of common stock outstanding, 7.7 million shares of common stock issuable upon the exercise of outstanding stock options or the vesting of outstanding restricted stock units, and 6.0 million shares of common stock reserved for future issuance under our equity compensation plans. As a result, as of March 31, 2021, we had approximately 5.2 million authorized shares of common stock available for issuance. We will remain limited by the number of additional shares available for future capital raising transactions or strategic transactions unless we obtain stockholder approval to amend our restated certificate of incorporation to increase the number of authorized shares of common stock. This may cause a delay in our future capital raising, collaboration, partnership or other strategic transactions, and may have a material adverse effect on our business and financial condition.

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
Our cash is maintained in checking accounts, money market accounts, money market mutual funds, U.S. government agency securities, certificates of deposit, commercial paper, corporate notes and corporate bonds at major financial institutions. Due to the current low interest rates available for these instruments, we are earning limited interest income. We do not expect interest income to be a significant source of funding over the next several quarters. Our investment portfolio has historically not been adversely impacted by problems in the credit markets, but there can be no assurance that our investment portfolio will not be adversely affected in the future.
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
Critical Accounting Policies and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form
10-K
for the year ended December 31, 2020 and Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form
10-Q.
There have been no material changes to our critical accounting policies during the three months ended March 31, 2021.
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
and “Recently Issued Accounting Standards” in Note 2 to our audited consolidated financial statements and “Recently Issued Accounting Pronouncements” in Part II, Item 7, in our Annual Report on
Form 10-K
for the year ended December 31, 2020 filed on February 25, 2021.
Certain Factors That May Affect Future Results of Operations
The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on
Form 10-Q
contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: the accuracy of our estimates regarding expenses, future revenues, uses of cash, cash equivalents and investment securities, capital requirements and the need for additional financing; our expectations regarding our commercialization of CAPLYTA, including the impact of
COVID-19
on the commercialization of CAPLYTA and our ability to adapt our approach as appropriate; the duration and severity of the
COVID-19
pandemic and its impact on our business; the supply and availability of and demand for our product; the initiation, cost, timing, progress and results of our development activities, non-clinical
studies and clinical trials; the timing of and our ability to obtain and maintain regulatory approval, or submit an application for regulatory approval, of lumateperone and our other existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates; our plans to research, develop and commercialize lumateperone and our other current and future product candidates; the election by any collaborator to pursue research, development and commercialization activities; our ability to obtain future reimbursement and/or milestone payments from our collaborators; our ability to attract collaborators with development, regulatory and commercialization expertise; our ability to obtain and maintain intellectual property protection for our product candidates; our ability to successfully commercialize lumateperone and our other product candidates; the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials; our ability to obtain additional financing; our use of the proceeds from our securities offerings; our exposure to investment risk, interest rate risk and capital market risk; and our ability to attract and retain key scientific, management, or sales and marketing personnel.

Words such as “may,” “anticipate,” “estimate,” “expect,” “may,” “project,” “intend,” “plan,” “believe,” “potential,” “predict,” “project,” “likely,” “will,” “would,” “could,” “should,” “continue” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: whether the preclinical and clinical results of the lumateperone studies supporting our sNDAs will meet the regulatory requirements for approval by the FDA for the proposed indications; whether the sNDAs will be approved by the FDA and whether the FDA will complete its review within its target timelines; whether the FDA will require additional information, whether we will be able to provide in a timely manner any additional information that the FDA requests, and whether such additional information will be satisfactory to the FDA; there are no guarantees that CAPLYTA will be commercially successful; we may encounter issues, delays or other challenges in commercializing CAPLYTA; the
COVID-19
pandemic may negatively impact our commercial plans and sales for CAPLYTA; the
COVID-19
pandemic may negatively impact the conduct of, and the timing of enrollment, completion and reporting with respect to, our clinical trials; whether CAPLYTA receives adequate reimbursement from third-party payors; the degree to which CAPLYTA receives acceptance from patients and physicians for its approved indication; challenges associated with execution of our sales activities, which in each case could limit the potential of our product; results achieved in CAPLYTA in the treatment of schizophrenia following commercialization may be different than observed in clinical trials, and may vary among patients; any other impacts on our business as a result of or related to the
COVID-19
pandemic; risks associated with our current and planned clinical trials; we may encounter unexpected safety or tolerability issues with CAPLYTA for the treatment of schizophrenia or in ongoing or future trials and other development activities; our other product candidates may not be successful or may take longer and be more costly than anticipated; product candidates that appeared promising in earlier research and clinical trials may not demonstrate safety and/or efficacy in larger-scale or later clinical trials or in clinical trials for other indications; our proposals with respect to the regulatory path for our product candidates may not be acceptable to the FDA; our reliance on collaborative partners and other third parties for development of our product candidates; and the other risk factors detailed under the heading “Risk Factors” in our most recent Annual Report on Form
10-K,
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
Interest Rate Sensitivity.
As of March 31, 2021, we had cash, cash equivalents, marketable securities, and restricted cash of approximately $613.4 million consisting of cash deposited in a highly rated financial institution in the United States, in a short-term U.S. Treasury money market fund, and in high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of the recent changes in interest rates or through potential changes in the credit worthiness of the issuers of our available-for-sale
securities. We recognized an unrealized loss of approximately $0.2 million for the three months ended March 31, 2021, compared to an unrealized gain of approximately $0.4 million for the year ended of December 31, 2020. We have the ability and plan to hold these investments to maturity. Declines in interest rates, however, would reduce future investment income.
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
(b)
 Changes in Internal Controls
. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
We are not currently a party to any material legal proceedings.

Item 1A.	RISK FACTORS
There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form
10-K
for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 25, 2021.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
Not applicable.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended March 31, 2021.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following materials from the Registrant’s Quarterly Report on
Form 10-Q
	for the quarter ended March 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020 (audited), (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three months ended March 31, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: May 10, 2021	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Date: May 10, 2021	By:	/s/ Lawrence J. Hineline
Lawrence J. Hineline
Senior Vice President of Finance and Chief Financial Officer