Form 10-Q
period 2021-06-30
Intra-Cellular Therapies, Inc.
filed 2021-08-09
CIK 1567514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
6
, 2021, the registrant had 81,341,591

shares of common stock outstanding
.

Intra-Cellular Therapies, Inc.

In this Quarterly Report on Form
10-Q,
the terms “we,” “us,” “our,” and the “Company” mean Intra-Cellular Therapies, Inc. and our subsidiaries. “ITI” refers to our wholly-owned subsidiary ITI, Inc. and “ITI Limited” refers to our wholly-owned subsidiary ITI Limited.

i

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$121,030,152	$60,045,933
Investment securities, available-for-sale	433,727,230	597,402,126
Restricted cash	1,400,000	1,400,000
Accounts receivable, net of $120,000 allowance at June 30, 2021 and December 31, 2020	15,187,814	10,764,583
Inventory	7,768,848	7,056,385
Prepaid expenses and other current assets	22,189,200	14,235,455

Total current assets	601,303,244	690,904,482
Property and equipment, net	1,761,001	1,998,346
Right of use assets, net	22,546,333	24,324,762
Other assets	86,084	86,084

Total assets	$625,696,662	$717,313,674

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,940,756	$5,501,825
Accrued and other current liabilities	14,054,009	10,902,117
Lease liabilities, short-term	5,595,057	5,541,802
Accrued employee benefits	14,832,115	14,907,479

Total current liabilities	50,421,937	36,853,223
Lease liabilities	21,688,851	23,600,347
Total liabilities	72,110,788	60,453,570
Stockholders’ equity:
Common stock, $0.0001 par value: 175,000,000 and 100,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; 81,311,878 and 80,463,089 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	8,132	8,046
Additional paid-in capital	1,611,989,381	1,593,475,506
Accumulated defici t	(1,058,587,757)	(937,104,032)
Accumulated comprehensive income	176,118	480,584

Total stockholders’ equity	553,585,874	656,860,104

Total liabilities and stockholders’ equity	$625,696,662	$717,313,674

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Product sales, net	$19,006,780	$1,875,889	$34,585,685	$2,758,405
Grant revenue	1,039,781	30,747	1,339,205	231,710

Total revenues	20,046,561	1,906,636	35,924,890	2,990,115
Operating expenses:
Cost of product sales	2,040,031	128,539	3,495,246	197,850
Research and development	17,296,420	25,204,857	32,354,588	41,208,183
Selling, general and administrative	69,851,164	41,445,557	122,434,803	75,541,923

Total operating expenses	89,187,615	66,778,953	158,284,637	116,947,956

Loss from operations	(69,141,054)	(64,872,317)	(122,359,747)	(113,957,841)
Interest income	421,028	1,160,059	904,778	2,838,262

Loss before provision for income taxe s	(68,720,026)	(63,712,258)	(121,454,969)	(111,119,579)
Income tax expense	23,756	—	28,756	3,281

Net loss	$(68,743,782)	$(63,712,258)	$(121,483,725)	$(111,122,860)

Net loss per common share:
Basic & Diluted	$(0.85)	$(0.96)	$(1.50)	$(1.69)
Weighted average number of common shares:
Basic & Diluted	81,229,788	66,429,371	81,088,900	65,767,737
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net los s	$(68,743,782)	$(63,712,258)	$(121,483,725)	$(111,122,860)
Other comprehensive income:
Unrealized gain (loss) on investment securities	(70,427)	1,313,298	(304,466)	1,039,782

Comprehensive loss	$(68,814,209)	$(62,398,960)	$(121,788,191)	$(110,083,078)

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2020	66,200,761	$6,620	$1,188,095,880	$(757,508,971)	$(145,199)	$430,448,330
Common shares issued	230,000	23	5,595,186	—	—	5,595,209
Common shares issued receivable	—	—	(5,705,186)	—	—	(5,705,186)
Exercise of stock options and issuances of restricted stock	344,891	34	4,589,784	—	—	4,589,818
Stock issued for services	2,085	1	53,522	—	—	53,523
Share-based compensation	—	—	6,947,134	—	—	6,947,134
Net loss	—	—	—	(63,712,258)	—	(63,712,258)
Other comprehensive gain	—	—	—	—	1,313,298	1,313,298

Balance at June 30, 2020	66,777,737	$6,678	$1,199,576,320	$(821,221,229)	$1,168,099	$379,529,868

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	55,507,497	$5,551	$904,971,772	$(710,098,369)	$128,317	$195,007,271
Common shares issued	10,230,000	1,023	282,572,372	—	—	282,573,395
Common shares issued receivable	—	—	(5,705,186)	—	—	(5,705,186)
Exercise of stock options and issuances of restricted stock	1,034,672	103	5,178,876	—	—	5,178,979
Stock issued for services	5,568	1	107,055	—	—	107,056
Share-based compensation	—	—	12,451,431	—	—	12,451,431
Net loss	—	—	—	(111,122,860)	—	(111,122,860)
Other comprehensive gain	—	—	—	—	1,039,782	1,039,782

Balance at June 30, 2020	66,777,737	$6,678	$1,199,576,320	$(821,221,229)	$1,168,099	$379,529,868

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2021	81,133,849	$8,113	$1,601,739,075	$(989,843,975)	$246,545	$612,149,758
Exercise of stock options and issuances of restricted stock	176,757	19	1,581,678	—	—	1,581,697
Stock issued for services	1,272	—	51,923	—	—	51,923
Share-based compensation	—	—	8,616,705	—	—	8,616,705
Net loss	—	—	—	(68,743,782)	—	(68,743,782)
Other comprehensive gai n	—	—	—	—	(70,427)	(70,427)

Balance at June 30, 2021	81,311,878	$8,132	$1,611,989,381	$(1,058,587,757)	$176,118	$553,585,874

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	80,463,089	$8,046	$1,593,475,506	$(937,104,032)	$480,584	$656,860,104
Exercise of stock options and issuances of restricted stock	845,939	86	3,013,269	—	—	3,013,355
Stock issued for services	2,850	—	105,465	—	—	105,465
Share-based compensation	—	—	15,395,141	—	—	15,395,141
Net los s	—	—	—	(121,483,725)	—	(121,483,725)
Other comprehensive gain	—	—	—	—	(304,466)	(304,466)

Balance at June 30, 2021	81,311,878	$8,132	$1,611,989,381	$(1,058,587,757)	$176,118	$553,585,874

See accompanying notes to these condensed consolidated financial
s
tatements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows used in operating activities
Net loss	$(121,483,725)	$(111,122,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	252,589	281,102
Share-based compensation	15,395,141	12,451,431
Stock issued for services	105,465	107,055
Amortization of premiums and discounts on investment securities, net	(1,707,864)	(334,857)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,423,231)	(2,353,255)
Inventory	(712,463)	(2,335,042)
Prepaid expenses and other assets	(7,953,745)	1,587,651
Long term deferred tax asset, net	—	264,609
Accounts payable	10,438,931	(1,952,037)
Accrued liabilities and othe r	3,076,528	5,184,249
Lease liabilities, net	(79,812)	(29,061)

Net cash used in operating activities	(107,092,186)	(98,251,015)
Cash flows provided by (used in) investing activities
Purchases of investments	(119,898,620)	(284,600,154)
Maturities of investments	284,976,914	123,879,626
Purchases of property and equipment	(15,244)	(22,049)

Net cash provided by (used in) investing activities	165,063,050	(160,742,577)
Cash flows provided by financing activities
Proceeds from exercise of stock options	3,013,355	5,178,979
Proceeds of public offering, net	—	276,868,209

Net cash provided by financing activities	3,013,355	282,047,188

Net increase in cash, cash equivalents, and restricted cash	60,984,219	23,053,596
Cash, cash equivalents, and restricted cash at beginning of period	61,445,933	107,636,849

Cash, cash equivalents, and restricted cash at end of period	$122,430,152	$130,690,445

Non-cash investing and financing activities
Right of use assets under operating leases	$270,846	$2,821,861
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	June 30,
	2021	2020
Cash and cash equivalents	$121,030,152	$129,290,445
Restricted cash	1,400,000	1,400,000

Total cash, cash equivalents and restricted cash	$122,430,152	$130,690,445

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
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

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
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
Investment Securities
Investment securities consisted of the following (in thousands):

	June 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(Unaudited)
U.S. Government Agency Securities	$123,708	$2	$(41)	$123,669
Certificates of Deposit	25,500	—	—	25,500
Commercial Paper	90,427	9	(11)	90,425
Corporate Notes/Bonds	193,916	267	(50)	194,133

	$433,551	$278	$(102)	$433,727

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$259,304	$3	$(31)	$259,276
Certificates of Deposit	10,500	—	—	10,500
Commercial Paper	124,368	23	(21)	124,370
Corporate Notes/Bonds	202,749	624	(117)	203,256

	$596,921	$650	$(169)	$597,402

The Company has classified all of its investment securities as available-for-sale,
including those with maturities beyond one year, as current assets on the condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of June 30, 2021 and December 31, 2020, the Company held $203.0 million and $188.5 million, respectively, of available-for-sale
investment securities with contractual maturity dates more than one year and less than two years.

The Company monitors its investment portfolio for overall risk, specifically credit risk loss, quarterly or more frequently if circumstances warrant. The Company would estimate the expected credit loss over the lifetime of the asset and record an allowance for the portion of the amortized cost basis of the financial asset that the Company does not expect to collect.
The aggregate related fair value of investments with unrealized losses as of June 30, 2021 was $203.6 million, which consisted of $84.8 million from U.S. government agency securities, $41.4 million of commercial paper, and $77.3 million of corporate notes/bonds. The aggregate amount of unrealized losses as of June 30, 2021 was approximately $102,000, which consisted of $41,000 from U.S. government agency securities, $11,000 from commercial paper, and $50,000 from corporate notes/bonds. The $203.6 million aggregate fair value of investments with unrealized losses as of June 30, 2021 has been held in a continuous unrealized loss position for less than 12 months. As of December 31, 2020, the aggregate related fair value of investments with unrealized losses was $372.3 million and the aggregate amount of unrealized losses was approximately $169,000. The $372.3 million aggregate fair value of investments with unrealized losses as of December 31, 2020 had been held in a continuous unrealized loss position for less than 12 months.
The Company reviewed all of the investments which were in a loss position at the respective balance sheet dates, as well as the remainder of the portfolio. The Company has
a
nalyzed the unrealized losses and determined that market conditions were the primary factor driving these changes. After analyzing the securities in an unrealized loss position, the portion of these losses that relate to changes in credit quality is insignificant. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk.
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
The Company has no assets or liabilities that were measured using quoted prices for significant unobservable inputs (Level 3 assets and liabilities) as of June 30, 2021 or December 31, 2020. The carrying value of cash held in money market funds of approximately $97.1 million as of June 30, 2021 and $27.9 million as of December 31, 2020 is included in cash and cash equivalents on the condensed consolidated balance sheet and approximates market value based on quoted market prices or Level 1 inputs.

The fair value measurements of the Company’s cash equivalents and available-for-sale
investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$97,146	$97,146	$—	$—
U.S. Government Agency Securities	123,669	—	123,669	—
Certificates of Deposit	25,500	—	25,500	—
Commercial Paper	90,425	—	90,425	—
Corporate Notes/Bonds	194,133	—	194,133	—

	$530,873	$97,146	$433,727	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$27,917	$27,917	$—	$—
U.S. Government Agency Securities	259,276	—	259,276	—
Certificates of Deposit	10,500	—	10,500	—
Commercial Paper	124,370	—	124,370	—
Corporate Notes/Bonds	203,256	—	203,256	—

	$625,319	$27,917	$597,402	$—

Financial Instruments
The Company considers the recorded costs of its financial assets and liabilities, which consist of cash equivalents, restricted cash, accounts receivable, prepaid expenses, right of use asset, net, other assets, accounts payable, accrued liabilities, accrued employee benefits and lease liabilities, short-term, to approximate their fair value because of their relatively short maturities at June 30, 2021 and December 31, 2020. Management believes that the risks associated with its financial instruments are minimal as the counterparties are various corporations, financial institutions and government agencies of high credit standing.
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
The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. The Company reserves against accounts receivable for estimated losses that may arise from a customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated collectability losses was not significant as of June 30, 2021 and December 31, 2020, respectively.

We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a credit loss reserve against uncollectible accounts receivable as necessary. We extend credit primarily to pharmaceutical wholesale distributors. Customer creditworthiness is monitored and collateral is not required. Historically, we have not experienced credit losses on our accounts receivable and as of June 30, 2021 and December 31, 2020, respectively, our credit loss reserve on receivables was not material.
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable, net from customers and cash, cash equivalent and investments held at financial institutions. For the six-month
period ended June 30, 2021, all of the Company’s accounts receivable, net arose from product sales in the United States and all customers have standard payment terms which generally require payment within 60 days. For the six-month
periods ended June 30, 2021 and 2020, 97% of sales were generated from three major industry wholesalers which accounted for approximately 40%, 30%, and 27% of product sales for the six-month
period ended June 30, 2021, respectively. As of June 30, 2021, the Company believes that such customers are of high credit quality. The percentage of the total net product sales by individual customers has not significantly changed since inception.
Cash equivalents are held with major financial institutions in the United States. Certificates of deposit, cash and cash equivalents held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.
Inventory
The Company values its inventories at the lower of cost or estimated net realizable value. Inventories consist of raw materials (active pharmaceutical ingredients (“API”), drug product, and packaged product in saleable condition. The consumption of raw materials during production is classified as work in process until saleable. Once it is determined to be in saleable condition, inventory is classified as finished goods. The Company determines the cost of its inventories, which includes amounts related to materials and manufacturing overhead, on a first-in,
first-out
(“FIFO”) basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated net realizable value in the period in which the impairment is first identified. Such impairment charges, if they occur, are recorded within cost of product sales.
The Company capitalizes inventory costs associated with the Company’s products after regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Inventory acquired and manufactured prior to receipt of regulatory approval of a product candidate is expensed as research and development expense as incurred. Inventory that can be used in either the production of clinical or commercial product is expensed as research and development expense when selected for use in a clinical manufacturing campaign. Inventory that is used in the production of sample product is reclassified to prepaid and other current assets when identified in the manufacturing process, and is then expensed to selling, general and administrative expenses when the sample product is distributed.
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
Revenue Recognition
Effective January 1, 2018, the Company adopted ASC Topic 606,
 Revenue from Contracts with Customers
(“ASC Topic 606”). The Company did not generate any product related revenue prior to January 1, 2020, and therefore the adoption of ASC Topic 606 did not have an impact on the Company’s financial statements for any prior periods. In accordance with ASC Topic 606, the Company recognizes revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration that the Company expects to receive in exchange for the good or service. The reported results for the three and six-month
periods ended June 30, 2021 and 2020 reflect the application of ASC Topic 606.
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
These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, include the Company’s best estimates that take into consideration a range of possible outcomes which are considered more likely in accordance with the expected value method in ASC Topic 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, forecasted customer buying and payment patterns. The Company’s estimates regarding the payer mix for CAPLYTA are based on historical industry information regarding the payer mix for comparable pharmaceutical products and product portfolios, in particular, information related to similar products in their initial launch stages and through the use of historical information experienced in CAPLYTA’s launch period.
The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of June 30, 2021 and 2020, and, therefore, the transaction price was not reduced further during the three and six-month
periods ended June 30, 2021 and 2020. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product sales and earnings in the period such variances become known.
Trade Discounts and Allowances
— The Company generally provides customers with discounts which include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer and, therefore, these payments have been recorded as a reduction of product sales, net within the condensed consolidated statements of operations for the three and six-month
periods ended June 30, 2021 and 2020, as well as a reduction to accounts receivable, net on the condensed consolidated balance sheets.
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
Provider Chargebacks and Discounts
— Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to customers who purchase the product directly from the Company. Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable, net. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by customers, and the Company generally issues credits for such amounts within a few weeks of the customer’s notification to the Company of the resale. Reserves for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel inventories at each reporting period-end
that the Company expects will be sold to qualified healthcare providers, and chargebacks that customers have claimed, but for which the Company has not yet issued a credit. For the three and six-month
periods ended June 30, 2021 and 2020, these amounts were not significant.
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
Prior to FDA approval of CAPLYTA, the Company expensed all costs associated with the manufacturing of lumateperone as part of research and development expenses. From December 20, 2019, the date of approval of CAPLYTA, through December 31, 2019 there was no production of inventory and therefore, no inventory costs were incurred. Therefore, at December 31, 2019, no inventory costs had been capitalized. The cost of product sales in the three and six-month
periods ended June 30, 2021 and 2020, are lower than incurred due to the previously expensed inventory.
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
Advertising Expense
In connection with the FDA approval of CAPLYTA in 2019, the Company began to incur advertising costs in connection with the subsequent commercial launch of CAPLYTA in 2020. Advertising costs are expensed when services are rendered. Advertising expense for the three and six months ended June 30, 2021 was $23.6 million and $34.2 million, respectively, as compared to $4.1 million and $5.4 million, respectively, for the three and six months ended June 30, 2020, related the Company’s marketed product, CAPLYTA.

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
The Company’s effective tax rate for the three and six months ended June 30, 2021 and 2020 was approximately 0%. This effective tax rate is substantially lower than the U.S. statutory rate of 21% due to valuation allowances recorded on current year losses where the Company is not more-likely than not to recognize a future tax benefit.
On March 27, 2020, the United States enacted The Coronavirus Aid, Relief and Economic Security (“CARES”) Act which includes several significant business tax provisions, of which the immediate relevance to the Company is the acceleration of refunds of previously generated corporate Alternative Minimum Tax (“AMT”) credits. The CARES Act also adds an employee retention credit to encourage employers to maintain headcounts even if employees cannot report to work because of issues related to the coronavirus, and a temporary provision allowing companies to defer remitting to the government the employee share of some payroll taxes, among other things. The Company reviewed the provisions and there was not a material tax impact on its financial statements for the year ended December 31, 2020. The Company did reclassify its deferred tax asset related to the AMT tax credit carryforward of

$
265,000
to a current tax receivable in the first quarter of
2020
upon the filing of its tax return for year ended December
31
,
2019
and received the refund in
July 2020
.
On March 11, 2021, the American Rescue Plan Act of 2021 (“ARPA 2021”) was signed into law. ARPA 2021 included various income and payroll tax provisions. The Company has analyzed the tax provisions of ARPA 2021 and determined they have no significant financial impact to the Company’s condensed consolidated financial statements
.
Comprehensive Loss
A
ll components of comprehensive loss, including net loss, are reported in the financial statements in the period in which they are incurred. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner

sources. In accordance with accounting guidance, the Company presents the impact of any unrealized gains or (losses) on its investment securities in a separate statement of comprehensive loss for each perio
d.
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
For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. Share-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 accounts for forfeitures as they occur.
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
In December 2019, the Company adopted the Intra-Cellular Therapies, Inc. 2019 Inducement Award Plan (the “2019 Inducement Plan”) without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. Pursuant to the 2019 Inducement Plan, the Company may grant stock options, RSUs, stock awards and other share-based awards for up to a total of 1,000,000 shares of common stock to new employees of the Company. As of June 30, 2021, stock options and RSUs for 314,138 shares have been granted under the 2019 Inducement Plan. The Company does not intend to make additional grants under the 2019 Inducement Plan.
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

The following awards were excluded in the calculation of diluted loss per share because their effect could be anti-dilutive as applied to the loss from operations for the three and six months ended June 30, 2021 and 2020:

	Three and Six Months Ended June 30,
	2021	2020
Stock options	6,014,017	6,151,894
RSUs	1,631,478	1,687,293
TSR RSUs	68,598	86,044
3. Inventory
Inventory consists of the following:

	June 30, 2021	December 31, 2020
Raw materials	$3,025,594	$2,483,801
Work in process	1,410,294	1,781,101
Finished goods	3,332,960	2,791,483

	$7,768,848	$7,056,385

Inventory acquired prior to receipt of the FDA approval on December 20, 2019 for CAPLYTA was expensed as research and development expense as incurred.
4. Property and Equipment
Property and equipment consist of the following:

	June 30, 2021	December 31, 2020
Computer equipment	$243,532	$243,532
Furniture and fixtures	423,097	423,097
Scientific equipment	4,143,195	4,127,951
Leasehold improvements	1,240,315	1,240,315

	6,050,139	6,034,895
Less accumulated depreciatio n	(4,289,138)	(4,036,549)

	$1,761,001	$1,998,346

Depreciation expense for the three and six months ended June 30, 2021 was $125,581 and $252,589, as compared to $132,300 and $281,102 for the three and six months ended June 30, 2020.
5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Accrued expenses	$9,652,365	$7,896,942
Sales allowances	3,845,668	2,619,650
Medicaid rebates	555,976	385,525

Total accrued expenses and other current liabilities	$14,054,009	$10,902,117

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
non-cash
transaction.
Maturity analysis under the lease agreements are as follows:

Six months ending December 31, 2021	$1,731,905
Year ending December 31, 2022	3,491,166
Year ending December 31, 2023	3,566,466
Year ending December 31, 2024	3,675,196
Year ending December 31, 2025	3,787,248
Thereafter	13,839,791

Total	30,091,772
Less: Present value discount	(8,982,226)

Total Lease liability	21,109,546

Less: Current portion	(3,319,375)

Long-term lease liabilities	$17,790,171

Lease expense for the three and six months ended June 30, 2021 was approximately $0.8 million and $1.6 million, respectively, as compared to approximately $0.8 million and $1.6 million, respectively, for the three and six months ended June 30, 2020.
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
period increments.
Right of use asset and lease liability for the vehicle fleet lease was approximately $6.2 million and $7.3 million, respectively, as of June 30, 2021 and
December 31, 2020
. The vehicle leases entered into since
March 2020
represent
non-cash
transactions. The total operating lease cost for the three and six months ended June
30
,
2021
was $
585,256
and $
1.2
 million. The operating cash outflows related to vehicle fleet operating lease obligations for the six months ended June
30
,
2021
and
2020
were $
1.2
 million and $
160,341
, respectively.
The following table presents the Vehicle Lease balances within the condensed consolidated balance sheet, weighted average remaining fleet lease term, and the weighted average discount rates related to the Vehicle Lease as of June 30, 2021 and 2020:

Lease Assets and Liabilities – Fleet	Classification	June 30, 2021	December 3 1 , 2020
Assets
Right of use assets, net	Operating lease right of use assets	$6,174,362	$7,295,515

		$6,174,362	$7,295,515

Liabilities
Current
Lease liabilities, short-term	Operating lease liabilities	$2,275,682	$2,257,262
Non-Current
Lease liabilities	Non-current operating lease liabilities	3,898,680	5,038,253

Total lease liabilities		$6,174,362	$7,295,515

Weighted average remaining lease term		1.5 years	2.0 years
Weighted average discount rate		1.71%	1.74%
The following table presents the maturity of the Company’s fleet lease liability as of June 30, 2021:
Time Period

Six months ending December 31, 2021	$1,182,426
Year ending December 31, 2022	3,460,243
Year ending December 31, 2023	1,649,421

Thereafter	—

Total	6,292,090
Less: Present value discount	(117,728)

Total operating lease liabilities	6,174,362

Less: Current portion	(2,275,682)

Long-term lease liabilities	$3,898,680

Right of use assets and lease liabilities for all operating leases were approximately $22.5 million and $27.3 million, respectively, as of June 30, 2021.

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
In September 2016, the Company transferred certain of its rights under the BMS agreement to its wholly owned subsidiary, ITI Limited. In connection with the transfer, the Company guaranteed ITI Limited’s performance of its obligations under the BMS agreement. The Company expensed approximately $950,344 and $1,729,289, respectively, for the three and six-month
periods ended June 30, 2021, in cost of product sales to satisfy its obligation under the BMS agreement, in comparison to $92,201 and $137,920, respectively, for the three and six-month
periods ended June 30, 2020.
Research and Other Commitments
As of June 30, 2021, the Company has committed to purchasing a production campaign for active pharmaceutical ingredients (“API”) from each of its supply vendors – Siegfried Evionnaz SA (“Siegfried”) and Lonza Ltd. (“Lonza”). Both campaigns are expected to be received into inventory during 2022. The Company has a total commitment of $16.4 million related to these two agreements. As of June 30, 2021, the Company had paid a deposit of $3.0 million and $4.3 million for the Siegfried and Lonza campaigns, respectively, which is recorded within prepaid expenses and other current assets. Over the course of the vendors’ manufacturing period, the Company will remit payment to each vendor based on the payment plan within the executed agreement.
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
Total share-based compensation expense related to all of the Company’s share-based awards, including stock options and RSUs to employees, directors and consultants, recognized during the three and six-months
ended June 30, 2021 and 2020, was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Inventoriable costs	$438,096	$357,960	$799,840	$651,344
Research and development	2,423,677	2,382,777	4,384,242	4,389,632
General and administrative	5,754,931	4,206,397	10,211,059	7,410,455

Total share-based compensation expense	$8,616,704	$6,947,134	$15,395,141	$12,451,431

The following table describes the weighted-average assumptions used for calculating the value of options granted during the six months ended June 30, 2021 and 2020:

	2021	2020
Dividend yield	0%	0%
Expected volatility	94.5%-94.9%	91.6%-92.7%
Weighted-average risk-free interest rate	0.86%	1.31%
Expected term (in years)	5.9	6.0
Information regarding stock option awards under the 2019 Inducement Plan, including with respect to grants to employees as of June 30, 2021, and changes during the three-month period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2020	39,728	$17.18	9.2 years
Options granted in 2021	—	—
Options exercised in 2021	(4,347)	19.98	9.2 years

Outstanding at June 30, 2021	35,381	$16.83	9.2 years

Vested and expected to vest at June 30, 2021	35,381	$16.83

Exercisable at June 30, 2021	8,896	$15.81	9.2 years

Information regarding RSU awards under the 2019 Inducement Plan during the three-month period ended June 30, 2021 are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2020	251,867	$16.03	2.2 years
Time based RSUs vested in 2021	(82,355)	$16.03	2.0 years
Time based RSUs cancelled in 2021	(8,423)	$15.81	2.0 years

Outstanding at June 30, 2021	161,089	$16.03	2.0 years

Vested and expected to vest at June 30, 2021	161,089	$16.03

Exercisable at June 30, 2021	—	$—

As of June 30, 2021, the Company granted options and time based RSUs totaling 314,138 shares under the 2019 Inducement Plan. These grants were made in the first quarter of 2020 and the Company does not intend to grant any additional equity awards under the 2019 Inducement Plan.
Information regarding the stock options activity, including with respect to grants to employees, directors and consultants as of June 30, 2021, and changes during the three-month period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2020	5,477,894	$18.43	6.6 years
Options granted 2021	674,309	$30.45	9.7 years
Options exercised 2021	(150,481)	$19.29	6.7 years
Options canceled or expired 2021	(23,086)	$16.38	8.2 years

Outstanding at June 30, 2021	5,978,636	$20.64	6.5 years

Vested or expected to vest at June 30, 2021	5,978,636	$20.64

Exercisable at June 30, 2021	4,224,616	$18.58	5.6 years

The fair value of the time based RSUs and the Milestone RSUs is based on the closing price of the Company’s common stock on the date of grant. The fair value of the TSR RSUs was determined using the Monte Carlo simulation method. Information regarding the time based RSU activity and changes during the six-month
period ended June 30, 2021 are summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2020	1,311,877	$18.77	1.7 years
Time based RSUs granted in 2021	709,829	$35.68	2.7 years
Time based RSUs vested in 2021	(602,959)	$16.63	1.2 years
Time based RSUs cancelled in 2021	(16,956)	$27.96	2.1 years

Outstanding at June 30, 2021	1,401,791	$27.72	1.9 years

Information related to the Company’s Milestone RSUs and TSR RSUs during the six month period ended June 30, 2021 are summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2020	72,678	$28.25	2.1 years
Milestone RSUs and TSR RSUs granted in 2021	64,518	$44.04	2.7 years
Milestone RSUs and TSR RSUs vested in 2021	—	$—	0.0 years

Outstanding at June 30, 2021	137,196	$35.67	5.4 years

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
The Company recognized
non-cash
share-based compensation expense related to time based RSUs for the three and six months ended June 30, 2021 of approximately $4.5 million and $7.9 million, respectively, as compared to $3.3 million and $5.6 million, respectively, for the three and six months ended June 30, 2020. Total expense for all RSUs, including the time based and performance based RSUs, was $4.7 million and $8.3 million, respectively, for the three and six-months
ended June 30, 2021, as compared to $3.4 million and $5.9 million, respectively, for the three and six-months
ended June 30, 2020. As of June 30, 2021, there was approximately $34.4 million of unrecognized compensation costs related to unvested time based RSUs. As of June 30, 2021, there was $2.1 million and $2.0 million of unrecognized compensation costs related to unvested Milestone RSUs and TSR RSUs, respectively.

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

We are also pursuing clinical development of lumateperone for the treatment of additional CNS diseases and disorders. At a dose of 42 mg, lumateperone has been shown effective in treating the symptoms associated with schizophrenia, and we believe lumateperone may represent a potential treatment for mood disorders including MDD, post-traumatic stress disorder and intermittent explosive disorder. We have begun our program of lumateperone in MDD. Patient enrollment in Study ‘501, our Phase 3 clinical trial evaluating lumateperone 42 mg as an adjunctive therapy to antidepressants for the treatment of MDD has commenced. Patient enrollment in a second Phase 3 trial for this indication, Study ‘502, is anticipated to begin in the second half of 2021.
We have initiated a Phase 3 study evaluating lumateperone for the prevention of relapse in patients with schizophrenia. The study is being conducted in five phases consisting of a screening phase, a
6-week,
open-label
run-in
phase during which all patients will receive 42 mg of lumateperone per day, a
12-week,
open-label stabilization phase during which all patients will receive 42 mg of lumateperone per day; a double-blind treatment phase 26 weeks in duration during which patients receive either 42 mg of lumateperone per day or placebo (1:1 ratio) and a
2-week
safety
follow-up
phase. This study is being conducted in accordance with our post approval marketing commitment to the FDA in connection with the approval of CAPLTYA for the treatment of schizophrenia as is typical for antipsychotics.
Within the lumateperone portfolio, we are also developing a long-acting injectable formulation to provide more treatment options to patients suffering from mental illness. We have completed the preclinical development of a long-acting injectable formulation and in December 2020 we initiated a Phase 1 single ascending dose study of lumateperone LAI, a formulation of lumateperone designed to be administered subcutaneously and to maintain therapeutic levels of lumateperone for at least one month. This study will evaluate the pharmacokinetics, safety and tolerability of lumateperone LAI in patients with stable symptoms of schizophrenia. We anticipate topline results from this study will be available in the second half of 2021. Results from this study will inform the dosing strategy for future studies. We are evaluating several additional formulations of the lumateperone LAI with treatment durations of one month and longer. Given the encouraging tolerability data to date with oral lumateperone, we believe that a long-acting injectable option, in particular, may lend itself to being an important formulation choice for certain patients.
We are developing
ITI-1284-ODT-SL
for the treatment of behavioral disturbances in patients with dementia, the treatment of dementia-related psychosis and for the treatment of certain depressive disorders, in the elderly.
ITI-1284-ODT-SL
is a deuterated form of lumateperone, a new molecular entity formulated as an oral disintegrating tablet for sublingual administration.
ITI-1284-ODT-SL
is formulated as an oral solid dosage form that dissolves almost instantly when placed under the tongue, allowing for ease of use in the elderly and may be particularly beneficial for patients who have difficulty swallowing conventional tablets. Phase 1 single and multiple ascending dose studies in healthy volunteers and healthy elderly volunteers (> than 65 years of age) evaluated the safety, tolerability and pharmacokinetics of
ITI-1284-ODT-SL.
In these studies, there were no reported serious adverse events in either age group. In the elderly cohort, reported adverse events were infrequent with the most common adverse event being transient dry mouth (mild). B ased on these results, we plan to initiate our program for the development of

ITI-1284-ODT-SL

for the treatment of behavioral disturbances in dementia in the second half of 2021, and additional studies in dementia-related psychosis, and certain depressive disorders in the elderly in 202
2.
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
receptors and a partial agonist at µ-opioid receptors. These combined actions support the potential utility of
ITI-333
in the treatment of opioid use disorder and associated comorbidities (e.g., depression, anxiety, sleep disorders) without opioid-like safety and tolerability concerns. In December 2020, we initiated a Phase 1 single ascending dose study evaluating the safety, tolerability and pharmacokinetics of
ITI-333
in healthy volunteers and we anticipate topline results from this study will be available in the second half of 2021. We have received a grant from the National Institute on Drug Abuse under the Helping to End Addiction Long-term Initiative, or NIH HEAL Initiative, that we expect will fund a significant portion of the early stage clinical development costs associated with this program.
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
and
COVID-19,
we have instructed the majority of our office-based employees to work from home. In connection with our commercial launch of CAPLYTA, which is approved by FDA for the treatment of schizophrenia in adults, our commercial organization and sales force and medical organization are having significantly reduced personal interactions with physicians and customers and continue to conduct many promotional activities virtually, and elected to cease in-person
interactions with physicians and customers entirely for some period of time in the interest of employee and community safety. Even though certain of our sales force and medical organization have begun to have personal interactions with physicians and customers, we may have to cease such personal interactions depending on the
COVID-19
situation. In addition, the
COVID-19
situation has resulted in a decrease in the number of patient visits to healthcare providers. As a result of the
COVID-19
pandemic, or similar pandemics, we may experience disruptions that could severely impact our business, including our ability to successfully commercialize our only commercial product, CAPLYTA, in the United States, and these disruptions could negatively impact our sales of CAPLYTA. Business interruptions from the current or future pandemics may also adversely impact the third parties we rely on to sufficiently manufacture CAPLYTA and to produce our product candidates in quantities we require, which may impair the commercialization and our research and development activities.
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
Revenues
Total revenues for the three and six months ended June 30, 2021 were approximately $20.0 million and $35.9 million, respectively, as compared to $1.9 million and $3.0 million, respectively, for the three and six month periods ended June 30, 2020. Net revenues from product sales consist of sales of CAPLYTA, which was approved by the FDA in December 2019. We initiated the commercial launch of CAPLYTA in late March 2020. We generated approximately $19.0 million and $34.6 million, respectively, in net revenue from product sales for the three and six months ended June 30, 2021 as compared to approximately $1.9 million and $2.8 million, respectively, for the three and six months ended June 30, 2020. In addition, we had $1.0 million and $1.3 million, respectively, of grant revenues for the three and six months ended June 30, 2021 as compared to $31 thousand and $232 thousand, respectively, of grant revenue for the three and six months ended June 30, 2020. We have received and may continue to receive grants from U.S. government agencies and foundations.
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
Product sold through June 30, 2021 consisted of raw materials that were previously charged to research and development expense prior to FDA approval of CAPLYTA. Because we previously expensed raw materials, the cost of drug product sold was lower than it would have been, which had a positive impact on our cost of product sales and related product gross margins for the three and six months ended June 30, 2021 and 2020. Our reported cost of product sales as a percentage of product sales, net was 10.7% or approximately $2.0 million and 10.1% or approximately $3.5 million, respectively, for the three and six months ended June 30, 2021, as compared to 6.9% or approximately $129,000 and 7.2% or approximately $198,000, respectively, for the three and six months ended June 30, 2020. This increase in the percentages of cost of product sales is due primarily to previously expensed product costs incurred prior to drug approval.
We expect to continue to have this favorable impact on cost of product sales and related product gross margins until our sales of CAPLYTA include drug product that is purchased after the FDA approval. We are currently unable to estimate when all previously expensed inventory costs will be recognized.
We expect that research and development expenses will increase moderately as we proceed with our clinical trials of lumateperone for the treatment of bipolar depression and depressive disorders, other clinical trials, and increased manufacturing of drug product for clinical trials and pre-clinical
development activities. We also expect that our selling, general and administrative costs will increase significantly as we expand our marketing and promotional activities including advertising expenses and preparing for potential FDA approval of lumateperone for the treatment of bipolar depression. In September 2018, we amended our corporate headquarters lease to acquire 15,534 square feet of additional office space. We granted options to purchase 800,200 shares of our common stock in 2020 and granted options to purchase an additional 511,932 shares of our common stock in March 2021. We also granted time based restricted stock units, or RSUs, for 1,007,402 shares of our common stock in 2020 and time based RSUs for 702,830 shares of our common stock in March 2021. We also granted 162,377 options and 6,999 RSUs to board members and new hires in the three-month period ended June 30, 2021. We will recognize expense associated with these RSUs and options over three years in research and development expenses, selling, general and administrative expenses, and inventoriable manufacturing expenses.
The following table sets forth our revenues, operating expenses, interest income and income tax expense for the three and six-month
periods ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Revenues
Product sales, net	$19,007	$1,876	$34,586	$2,758
Grant revenue	1,040	31	1,339	232

Total revenues, net	20,047	1,907	35,925	2,990

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Expenses
Cost of product sales	2,040	129	3,495	198
Research and development	17,297	25,205	32,355	41,208
Selling, general and administrative	69,851	41,446	122,435	75,542

Total costs and expenses	89,188	66,780	158,285	116,948

Loss from operations	(69,141)	(64,873)	(122,360)	(113,958)
Interest income	421	1,160	905	2,838
Income tax expense	(24)	—	(29)	(3)

Net loss	$(68,744)	$(63,713)	$(121,484)	$(111,123)

Comparison of Three and
Six-Month
Periods Ended June 30, 2021 and June 30, 2020
Total Revenues, Net
Revenues for the three and six months ended June 30, 2021 were approximately $20.0 million and $35.9 million, respectively, compared to $1.9 million and $3.0 million for the three and six months ended June 30, 2020. Net product sales were approximately $19.0 million and $34.6 million, respectively, for the three and six months ended June 30, 2021 as compared to approximately $1.9 million and $2.8 million for the three and six months ended June 30, 2020. Net product sales were comprised of sales of CAPYLTA, which was approved by the FDA on December 20, 2019 and became available to wholesalers in March 2020. The increase in net product sales was due to the initial launch occurring in the three months ended March 30, 2020 and the increase in prescriptions since that period. In addition, revenue from a government grant was approximately $1.0 million and $1.3 million, respectively, for the three and six months ended June 30, 2021 as compared to $31 thousand and $232 thousand, respectively, for the three and six months ended June 30, 2020. The increase in grant revenue relates to the increased activity within the applicable studies during the same periods.
Cost of Product Sales
Cost of product sales was approximately $2.0 million and $3.5 million, respectively, for the three and six months ended June 30, 2021, compared to $129 thousand and $198 thousand, respectively, for the three and six months ended June 30, 2020. Cost of product sales consisted primarily of product royalty fees, overhead and minimal direct costs. Product sold during the six months ended June 30, 2020 generally consisted of drug product that was previously produced and charged to research and development expense prior to FDA approval of CAPLYTA. Because the cost of drug product was charged as an expense prior to 2020, this had a positive impact on our cost of product sales and related product gross margins in 2020. In 2021, the product sold during the three and six months ended June 30, 2021 also consisted of drug product costs and production costs that were incurred and previously charged to research and development expense prior to FDA approval of CAPLYTA. The increase in the cost of product sales in the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 is due primarily to the increase in the volume of product sales.
We will continue to have a cost of product sales that excludes the cost of the drug product that was incurred prior to FDA approval until our sales of CAPLYTA include drug product that is fully manufactured after the FDA approval. We are currently unable to estimate when all previously expensed inventory costs will be recognized.
Research and Development Expenses
The following tables set forth our research and development expenses for the three and six-month
periods ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
External costs	8,733	18,075	16,480	27,081
Internal costs	8,564	7,130	15,875	14,127

Total research and development expenses	$17,297	$25,205	$32,355	$41,208

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lumateperone costs	8,757	18,998	17,282	26,043
Manufacturing costs	1,607	621	1,965	3,294
Stock based compensation	2,862	2,741	5,184	5,041
Other projects and overhead	4,071	2,845	7,924	6,830

Total research and development expenses	$17,297	$25,205	$32,355	$41,208

Research and development expenses decreased to $17.3 million for the three-month period ended June 30, 2021 as compared to $25.2 million for the three-month period ended June 30, 2020, representing a decrease of approximately 31%. This decrease is due primarily to a decrease of approximately $10.1 million for lumateperone clinical trial costs. For the three-month period ended June 30, 2020, the lumateperone clinical trial costs included a change in estimate which increased that period expense, and increased the period-over-period variance. This decrease is partially offset by an increase of $1.2 million for other projects and overhead and an increase of approximately $1.0 million of lumateperone in research manufacturing costs. Internal costs increased by approximately $1.4 million for the period due primarily to labor related costs
Research and development expenses decreased to $32.4 million for the six-month
period ended June 30, 2021 as compared to $41.2 million for the six-month
period ended June 30, 2020, representing a decrease of approximately 21%. This decrease is due primarily to a decrease of approximately $8.8 million for lumateperone costs and $1.3 million in manufacturing costs. This decrease is partially offset by an increase of $1.1 million for other projects and overhead. Internal costs increased by approximately $1.7 million for the period due primarily to labor related costs.
As the development of lumateperone progresses, we anticipate research and development costs for lumateperone programs to increase moderately due primarily to conducting ongoing and planned Phase 3 and other clinical trials relating to our lumateperone programs in the next several years. We are also required to complete non-clinical
testing to obtain FDA approval and manufacture material needed for clinical trial use, which includes non-clinical
testing of the drug product and drug product in anticipation of possible additional FDA approvals of lumateperone for indications beyond schizophrenia.
We currently have several projects, in addition to lumateperone, that are in the research and development stages. We have used internal resources and incurred expenses not only in relation to the development of lumateperone, but also in connection with these additional projects as well, including our PDE program. We have not, however, reported these costs on a project-by-project
basis, as these costs are broadly spread among these projects. The external costs for these projects have been modest and are reflected in the table above in this section “—
Research and Development Expenses
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
Selling, General and Administrative Expenses
Selling, general and administrative costs for the three-month period ended June 30, 2021 were $69.9 million as compared to $41.4 million in the three-month period ended June 30, 2020, which represents an increase of 69%, which was due to an increase in selling costs and an increase in general and administrative expenses as discussed below.
Selling costs were $52.1 million for the three-month period ended June 30, 2021 as compared to selling costs of $28.4 million in the same period in 2020, which represents an increase of 83%. This increase is primarily due to increases in commercialization, marketing costs and advertising expenses totaling $22 million, approximately $870 thousand in travel and other costs, and sales related labor costs of approximately $732 thousand. Salaries, bonuses and related benefit costs for our sales and marketing functions for the three months ended June 30, 2021 and 2020 constituted approximately 33% and 57%, respectively, of our selling costs.
General and administrative expenses were $17.7 million in the three-month period ended June 30, 2021 as compared to $13.1 million for the same period in 2020, an increase of 35%. This increase is due to increases in professional fees of approximately $1.7 million, stock-based compensation of $1.6 million, labor related costs of approximately $897 thousand and the remainder for insurance, patent costs, and other expenses. Salaries, bonuses and related benefit costs for our general and administrative functions for the three months ended June 30, 2021 and 2020 constituted approximately 54% of our general and administrative costs.
Selling, general and administrative costs for the
six-month
period ended June 30, 2021 were $122.4 million as compared to $75.5 million in the six month period ended June 30, 2020, which represents an increase of 62%, which was due to an increase in selling, marketing, and advertising expenses and an increase in general and administrative expenses as discussed below.
Selling costs were $90.4 million for the
six-month
period ended June 30, 2021 as compared to $49.2 million in the same period in 2020, or an increase of 84%. This increase is primarily due to an increase in commercialization costs of $33 million, sales related labor costs of approximately $6.3 million and approximately $1.5 million in travel and other sales related expenses. Salaries, bonuses and related benefit costs for our sales and marketing functions for the six months ended June 30, 2021 and 2020 constituted approximately 37% and 55%, respectively, of our selling costs.
General and administrative expenses for the six months ended June 30, 2021 were $32.0 million as compared to $26.3 million for the same period in 2020, an increase of 22%. This increase is due to increases in stock compensation expense of $2.8 million, labor and bonus expense of $1.4 million, professional fees of $1.3 million, and the remainder for insurance, lease expense, and other administrative expenses. Salaries, bonuses and related benefit costs for our general and administrative functions for the six months ended June 30, 2021 and 2020 constituted approximately 51% of our general and administrative costs.
We expect selling, general and administrative costs to increase significantly in the remaining quarters of 2021 as we increase advertising costs, expand other marketing efforts, and prepare for the potential commercial launch of CAPLYTA for the treatment bipolar depression.
Liquidity and Capital Resources
Through June 30, 2021, we provided funds for our operations by obtaining a total of approximately $1.6 billion of cash primarily through public and private offerings of our common stock and other securities in prior periods, grants from government agencies and foundations and payments received under a terminated license and collaboration agreement. Through June 30, 2021, we have collected approximately $53.3 million from product sales, which we believe will increase going forward. We do not believe that grant revenue will be a significant source of funding in the future.

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
As of June 30, 2021, we had a total of approximately $556.2 million in cash and cash equivalents, available-for-sale
investment securities and restricted cash, and approximately $50.4 million of short-term liabilities consisting entirely of liabilities from operations, including approximately $5.6 million of short-term lease obligations. In the six months ended June 30, 2021, we spent approximately $144.5 million in cash for operations and equipment. During this period, we collected $36.5 million of product sales and $0.9 million of interest income, resulting in net cash used in operations of $107.1 million. The use of cash was primarily for selling and marketing costs in connection with our commercialization of CAPLYTA, conducting clinical trials and non-clinical
testing, product manufacturing, and funding recurring operating expenses.
Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this quarterly report. During that time, we expect that our expenses will increase substantially due primarily to our commercialization activities and related infrastructure expansion in connection with the commercialization of CAPLYTA for the treatment of schizophrenia and in preparation for the potential approval of CAPLYTA for the treatment of bipolar depression; the development of lumateperone in our late-stage clinical programs; the development of our other product candidates, including
ITI-214;
the continuation of manufacturing activities for anticipated future sales of product and in connection with the development of lumateperone; and general operations.
For the remainder of 2021, we expect to spend up to $200 million primarily related to the marketing and commercialization of CAPLYTA, increasing inventory and sample levels of CAPLYTA, advancing lumateperone related programs including clinical trial conduct, regulatory activities, manufacturing, expansion of our administrative infrastructure and other development activities. Our other development activities will include efforts related to our
ITI-214,
ITI-333
and
ITI-1284
programs, among others. However, the
COVID-19
pandemic may negatively impact our commercialization of CAPLYTA, our ability to complete our ongoing or planned preclinical and clinical trials, our ability to obtain approval of any product candidates from the FDA or other regulatory authorities, and our workforce and therefore our research, development, and commercialization activities. This may ultimately have a material adverse effect on our liquidity, although we are unable to make any prediction with certainty given the rapidly changing nature of the pandemic and governmental and other responses to it.
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
There have been no material changes to our critical accounting policies during the six months ended June 30, 2021.
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
Words such as “may,” “anticipate,” “estimate,” “expect,” “may,” “project,” “intend,” “plan,” “believe,” “potential,” “predict,” “project,” “likely,” “will,” “would,” “could,” “should,” “continue” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: whether the preclinical and clinical results of the lumateperone studies will meet the regulatory requirements for approval by the FDA for the proposed indications; whether the sNDAs for lumateperone will be approved by the FDA and whether the FDA will complete its review within its target timelines, including its target action date; whether the FDA will require additional information, whether we will be able to provide in a timely manner any additional information that the FDA requests, and whether such additional information will be satisfactory to the FDA; there are no guarantees that CAPLYTA will be commercially successful; we may encounter issues, delays or other challenges in commercializing CAPLYTA; the
COVID-19
pandemic may negatively impact our commercial plans and sales for CAPLYTA; the
COVID-19
pandemic may negatively impact the conduct of, and the timing of enrollment, completion and reporting with respect to, our clinical trials; whether CAPLYTA receives adequate reimbursement from third-party payors; the degree to which CAPLYTA receives acceptance from patients and physicians for its approved indication; challenges associated with execution of our sales activities, which in each case could limit the potential of our product; results achieved in CAPLYTA in the treatment of schizophrenia following commercialization may be different than observed in clinical trials, and may vary among patients; any other impacts on our business as a result of or related to the
COVID-19
pandemic; risks associated with our current and planned clinical trials; we may encounter unexpected safety or tolerability issues with CAPLYTA for the treatment of schizophrenia or in ongoing or future trials and other development activities; our other product candidates may not be successful or may take longer and be more costly than anticipated; product candidates that appeared promising in earlier research and clinical trials may not demonstrate safety and/or efficacy in larger-scale or later clinical trials or in clinical trials for other indications; our proposals with respect to the regulatory path for our product candidates may not be acceptable to the FDA; our reliance on collaborative partners and other third parties for development or commercialization of our product candidates; and the other risk factors detailed under the heading “Risk Factors” in our most recent Annual Report on Form
10-K,
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
Interest Rate Sensitivity.
As of June 30, 2021, we had cash, cash equivalents, marketable securities, and restricted cash of approximately $556.2 million consisting of cash deposited in a highly rated financial institution in the United States, in a short-term U.S. Treasury money market fund, and in high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of the recent changes in interest rates or through potential changes in the credit worthiness of the issuers of our available-for-sale
securities. We recognized an unrealized loss of approximately $0.3 million for the six months ended June 30, 2021, compared to an unrealized gain of approximately $0.4 million for the year ended of December 31, 2020. We have the ability and plan to hold these investments to maturity. Declines in interest rates, however, would reduce future investment income.
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
(b)
 Changes in Internal Controls
. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three and six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We did not repurchase any of our equity securities during the quarter ended June 30, 2021.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
On August 6, 2021, we filed a Certificate of Correction with the Secretary of State of Delaware to correct a scrivener’s error contained in our Certificate of Amendment to the Restated Certificate of Incorporation that was filed with the Secretary of State of the State of Delaware on June 21, 2021 (the “Amendment”). The Amendment inadvertently included an incorrect number of authorized total shares and shares of common stock, these numbers have been corrected by the Certificate of Correction. A complete copy of the Restated Certificate of Incorporation, as amended and corrected, is filed a
s Exhibit 3.1 to this Q
uarterly Report on the
10-Q
and incorporated by reference in this Item 5.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

3.1	Restated Certificate of Incorporation of Registrant, as amended.	X

10.1	Non-Employee Director Compensation Policy, as amended.*	X

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following materials from the Registrant’s Quarterly Report on
Form 10-Q
	for the quarter ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020 (audited), (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three and six months ended June 30, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: August 9, 2021	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Date: August 9, 2021	By:	/s/ Lawrence J. Hineline
Lawrence J. Hineline
Senior Vice President of Finance and Chief Financial Officer