Form 10-Q
period 2021-09-30
Intra-Cellular Therapies, Inc.
filed 2021-11-09
CIK 1567514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended

September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-36274

INTRA-CELLULAR THERAPIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-4742850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

430 East 29th Street New York, New York (Address of principal executive offices)	10016 (Zip Code)
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
of the Exchange Act).    Yes

 ☐    No

 ☒
As of November 5, 2021, the registrant had 81,463,253 shares of common stock outstanding.

Intra-Cellular Therapies, Inc.

In this Quarterly Report on Form
10-Q,
the terms “we,” “us,” “our,” and the “Company” mean Intra-Cellular Therapies, Inc. and our subsidiaries. “ITI” refers to our wholly-owned subsidiary ITI, Inc. and “ITI Limited” refers to our wholly-owned subsidiary ITI Limited.

i

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$106,125,959	$60,045,933
Investment securities, available-for-sale	371,157,974	597,402,126
Restricted cash	1,400,000	1,400,000
Accounts receivable, net	16,934,352	10,764,583
Inventory	8,166,935	7,056,385
Prepaid expenses and other current assets	29,457,445	14,235,455

Total current assets	533,242,665	690,904,482
Property and equipment, net	1,936,308	1,998,346
Right of use assets, net	21,710,677	24,324,762
Other assets	86,084	86,084

Total assets	$556,975,734	$717,313,674

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,030,614	$5,501,825
Accrued and other current liabilities	16,928,669	10,902,117
Lease liabilities, short-term	6,082,054	5,541,802
Accrued employee benefits	14,854,226	14,907,479

Total current liabilitie s	49,895,563	36,853,223
Lease liabilities	20,323,918	23,600,347

Total liabilities	70,219,481	60,453,570
Stockholders’ equity:
Common stock, $0.0001 par value: 175,000,000 and 100,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 81,377,406 and 80,463,089 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	8,138	8,046
Additional paid-in capital	1,622,149,674	1,593,475,506
Accumulated deficit	(1,135,495,761)	(937,104,032)
Accumulated comprehensive income	94,202	480,584

Total stockholders’ equity	486,756,253	656,860,104

Total liabilities and stockholders’ equity	$556,975,734	$717,313,674

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Product sales, net	$21,606,163	$7,368,594	$56,191,848	$10,126,999
Grant revenue	601,038	—	1,940,243	231,710

Total revenues	22,207,201	7,368,594	58,132,091	10,358,709
Operating expenses:
Cost of product sales	2,001,315	556,107	5,496,561	753,957
Research and development	27,031,825	10,275,368	59,386,413	51,483,551
Selling, general and administrativ e	70,497,885	52,473,573	192,932,688	128,015,496

Total operating expenses	99,531,025	63,305,048	257,815,662	180,253,004

Loss from operations	(77,323,824)	(55,936,454)	(199,683,571)	(169,894,295)
Interest income	392,695	752,829	1,297,473	3,591,091

Loss before provision for income taxes	(76,931,129)	(55,183,625)	(198,386,098)	(166,303,204)
Income tax (expense) benefit	23,125	—	(5,631)	(3,281)

Net loss	$(76,908,004)	$(55,183,625)	$(198,391,729)	$(166,306,485)

Net loss per common share:
Basic & Diluted	$(0.95)	$(0.79)	$(2.44)	$(2.48)
Weighted average number of common shares:
Basic & Diluted	81,354,724	69,530,039	81,178,482	67,030,991
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(76,908,004)	$(55,183,625)	$(198,391,729)	$(166,306,485)
Other comprehensive loss:
Unrealized (loss) gain on investment securitie s	(81,916)	(399,361)	(386,382)	640,421

Comprehensive loss	$(76,989,920)	$(55,582,986)	$(198,778,111)	$(165,666,064)

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2020	66,777,737	$6,678	$1,199,576,320	$(821,221,229)	$1,168,099	$379,529,868
Common shares issued	13,179,458	1,318	370,137,298	—	—	370,138,616
Common shares issued receivable collected	—	—	5,705,186	—	—	5,705,186
Exercise of stock options and issuances of restricted stock	183,516	18	2,650,587	—	—	2,650,605
Stock issued for services	2,086	—	53,527	—	—	53,527
Share-based compensation	—	—	6,900,719	—	—	6,900,719
Net loss	—	—	—	(55,183,625)	—	(55,183,625)
Other comprehensive loss	—	—	—	—	(399,361)	(399,361)

Balance at September 30, 2020	80,142,797	$8,014	$1,585,023,637	$(876,404,854)	$768,738	$709,395,535

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	55,507,497	$5,551	$904,971,772	$(710,098,369)	$128,317	$195,007,271
Common shares issued	23,409,458	2,341	652,709,670	—	—	652,712,011
Exercise of stock options and issuances of restricted stock	1,218,188	121	7,829,463	—	—	7,829,584
Stock issued for services	7,654	1	160,582	—	—	160,583
Share-based compensation	—	—	19,352,150	—	—	19,352,150
Net loss	—	—	—	(166,306,485)	—	(166,306,485)
Other comprehensive gain	—	—	—	—	640,421	640,421

Balance at September 30, 2020	80,142,797	$8,014	$1,585,023,637	$(876,404,854)	$768,738	$709,395,535

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2021	81,311,878	$8,132	$1,611,989,381	$(1,058,587,757)	$176,118	$553,585,874
Exercise of stock options and issuances of restricted stock	64,489	6	591,290	—	—	591,296
Stock issued for services	1,039	—	38,734	—	—	38,734
Share-based compensation	—	—	9,530,269	—	—	9,530,269
Net loss	—	—	—	(76,908,004)	—	(76,908,004)
Other comprehensive los s	—	—	—	—	(81,916)	(81,916)

Balance at September 30, 2021	81,377,406	$8,138	$1,622,149,674	$(1,135,495,761)	$94,202	$486,756,253

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	80,463,089	$8,046	$1,593,475,506	$(937,104,032)	$480,584	$656,860,104
Exercise of stock options and issuances of restricted stock	910,428	92	3,604,559	—	—	3,604,651
Stock issued for services	3,889	—	144,199	—	—	144,199
Share-based compensation	—	—	24,925,410	—	—	24,925,410
Net loss	—	—	—	(198,391,729)	—	(198,391,729)
Other comprehensive loss	—	—	—	—	(386,382)	(386,382)

Balance at September 30, 2021	81,377,406	$8,138	$1,622,149,674	$(1,135,495,761)	$94,202	$486,756,253

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows used in operating activities
Net loss	$(198,391,729)	$(166,306,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	386,534	402,146
Share-based compensation	24,925,410	19,352,150
Stock issued for services	144,199	160,583
Amortization of premiums and discounts on investment securities, net	(3,301,051)	(177,374)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,169,769)	(7,480,604)
Inventory	(1,110,550)	(2,947,138)
Prepaid expenses and other assets	(15,221,990)	(4,776,989)
Long term deferred tax asset, net	—	264,609
Accounts payable	6,528,789	1,144,124
Accrued liabilities and other	5,973,299	(1,419,249)
Lease liabilities, net	(122,092)	(45,899)

Net cash used in operating activities	(186,358,950)	(161,830,126)
Cash flows provided by (used in) investing activities
Purchases of investments	(155,193,808)	(488,524,539)
Maturities of investments	384,352,629	184,757,160
Purchases of property and equipment	(324,496)	(191,958)

Net cash provided by (used in) investing activities	228,834,325	(303,959,337)
Cash flows provided by financing activities
Proceeds from exercise of stock options	3,604,651	7,829,584
Proceeds of public offering, net	—	652,712,011

Net cash provided by financing activities	3,604,651	660,541,595

Net increase in cash, cash equivalents, and restricted cash	46,080,026	194,752,132
Cash, cash equivalents, and restricted cash at beginning of perio d	61,445,933	107,636,849

Cash, cash equivalents, and restricted cash at end of period	$107,525,959	$302,388,981

Non-cash investing and financing activities
Right of use assets under operating leases	$8,917,935	$7,750,959
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	September 30,
	2021	2020
Cash and cash equivalents	$106,125,959	$300,988,981
Restricted cash	1,400,000	1,400,000

Total cash, cash equivalents and restricted cash	$107,525,959	$302,388,981

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021
1. Organization
Intra-Cellular
 Therapies, Inc. (the “Company”), through its wholly-owned operating subsidiaries, ITI, Inc. (“ITI”) and ITI Limited, is a biopharmaceutical company focused on the discovery, clinical development and commercialization of innovative, small molecule drugs that address underserved medical needs primarily in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system (“CNS”). In
December 2019
, the Company announced that CAPLYTA
®
(lumateperone) had been approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of schizophrenia in adults
(42
mg/day). The Company initiated the commercial launch of CAPLYTA in late
March 2020
. As used in these Notes to Condensed Consolidated Financial Statements, “CAPLYTA” refers to lumateperone approved by the FDA for the treatment of schizophrenia in adults, and “lumateperone” refers to, where applicable, CAPLYTA as well as lumateperone for the treatment of indications beyond schizophrenia. Lumateperone is in Phase
3
clinical development as a novel treatment for bipolar depression and major depressive disorder.
On January 10, 2020, the Company completed a public offering o
f
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
In order to further its commercial activities and research projects and support its collaborations, the Company will require additional financing until such time, if ever, that revenue streams are sufficient to generate consistent positive cash flow from operations. The Company currently projects that its cash, cash equivalents and investments will be sufficient to fund operating expenses and capital expenditures for at least one year from the date that these financial statements are filed with the Securities and Exchange Commission (the “SEC”). Possible sources of funds include public or private sales of the Company’s equity securities, sales of debt or convertible debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of the Company’s product candidates and technology and, to a much lesser extent, grant funding. On August 30, 2019, the Company filed a universal shelf registration statement on Form
S-3,
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
Investment Securities
Investment securities consisted of the following (in thousands):

	September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(Unaudited)
U.S. Government Agency Securities	$101,673	$1	$(8)	$101,666
Certificates of Deposit	25,500	—	—	25,500
Commercial Paper	66,454	5	(6)	66,453
Corporate Notes/Bonds	177,437	141	(39)	177,539

	$371,064	$147	$(53)	$371,158

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$259,304	$3	$(31)	$259,276
Certificates of Deposit	10,500	—	—	10,500
Commercial Paper	124,368	23	(21)	124,370
Corporate Notes/Bonds	202,749	624	(117)	203,256

	$596,921	$650	$(169)	$597,402

The Company has classified all of its investment securities as available-for-sale,
including those with maturities beyond one year, as current assets on the condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of September 30, 2021 and December 31, 2020, the Company held $54.9 million and $188.5 million, respectively, of available-for-sale
investment securities with contractual maturity dates more than one year and less than two years.

The Company monitors its investment portfolio for overall risk, specifically credit risk loss, quarterly or more frequently if circumstances warrant. The Company would estimate the expected credit loss over the lifetime of the asset and record an allowance for the portion of the amortized cost basis of the financial asset that the Company does not expect to collect.
The aggregate related fair value of investments with unrealized losses as of September 30, 2021 was $165.3 million, which consisted of $46.5 million from U.S. government agency securities, $40.0 million of commercial paper, and $78.8 million of corporate notes/bonds. The aggregate amount of unrealized losses as of September 30, 2021 was approximately $53.5 thousand, which consisted of $7.9 thousand from U.S. government agency securities, $6.2 thousand from commercial paper, and $39.4 thousand from corporate notes/bonds. The $165.3 million aggregate fair value of investments with unrealized losses as of September 30, 2021 has been held in a continuous unrealized loss position for less than 12 months. As of December 31, 2020, the aggregate related fair value of investments with unrealized losses was $372.3 million and the aggregate amount of unrealized losses was approximately $169 thousand. The $372.3 million aggregate fair value of investments with unrealized losses as of December 31, 2020 had been held in a continuous unrealized loss position for less than 12 months.
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
The Company has no assets or liabilities that were measured using quoted prices for significant unobservable inputs (Level 3 assets and liabilities) as of September 30, 2021 or December 31, 2020. The carrying value of cash held in money market funds of approximately $88.2 million as of September 30, 2021 and $27.9 million as of December 31, 2020 is included in cash and cash equivalents on the condensed consolidated balance sheet and approximates market value based on quoted market prices or Level 1 inputs. The carrying value of cash held in commercial paper of approximately $7.0 million as of September 30, 2021 is included in cash and cash equivalents.

The fair value measurements of the Company’s cash equivalents and available-for-sale
investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$88,250	$88,250	$—	$—
U.S. Government Agency Securities	101,666	—	101,666	—
Certificates of Deposit	25,500	—	25,500	—
Commercial Paper	73,452	—	73,452	—
Corporate Notes/Bonds	177,539	—	177,539	—

	$466,407	$88,250	$378,157	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$27,917	$27,917	$—	$—
U.S. Government Agency Securities	259,276	—	259,276	—
Certificates of Deposit	10,500	—	10,500	—
Commercial Paper	124,370	—	124,370	—
Corporate Notes/Bonds	203,256	—	203,256	—

	$625,319	$27,917	$597,402	$—

Financial Instruments
The Company considers the recorded costs of its financial assets and liabilities, which consist of cash equivalents, restricted cash, accounts receivable, prepaid expenses, right of use asset, net, other assets, accounts payable, accrued liabilities, accrued employee benefits and lease liabilities, short-term, to approximate their fair value because of their relatively short maturities at September 30, 2021 and December 31, 2020. Management believes that the risks associated with its financial instruments are minimal as the counterparties are various corporations, financial institutions and government agencies of high credit standing.
Restricted Cash
Restricted cash is collateral used under the letter of credit arrangement for the vehicle lease agreement. The Company adopted ASU
No. 2016-18,
“Restricted Cash” (“ASU
2016-18”)
and presents restricted cash balances within the cash, cash equivalents and restricted cash balance on the statement of cash flows.
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
The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. The Company reserves against accounts receivable for estimated losses that may arise from a customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated collectability losses was not significant as of September 30, 2021 and December 31, 2020.

We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a credit loss reserve against uncollectible accounts receivable as necessary. We extend credit primarily to pharmaceutical wholesale distributors. Customer creditworthiness is monitored and collateral is not required. Historically, we have not experienced credit losses on our accounts receivable and as of September 30, 2021 and December 31, 2020, our credit loss reserve on receivables was not material.
Concentration of Credit Risk
Financial instruments which potentially subject th
e
 Company to concentrations of credit risk consist of accounts receivable, net from customers and cash, cash equivalent and investments held at financial institutions. For the nine-month period ended September 30, 2021, all of the Company’s accounts receivable, net arose from product sales in the United States and all customers have standard payment terms which generally require payment within 60 days. For the nine-month period ended September 30, 2021, 96% of sales were generated from three major industry wholesalers which accounted for approximately 40%, 29%, and 27% of product sales, respectively. As of September 30, 2021, the Company believes that such customers are of high credit quality. The percentage of the total net product sales by individual customers has not significantly changed since inception.
Cash equivalents are held with major financial institutions in the United States. Certificates of deposit, cash and cash equivalents held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.
Inventory
The Company values its inventories at the lower of cost or estimated net realizable value. Inventories consist of raw materials (active pharmaceutical ingredients (“API”), drug product, and packaged product in saleable condition). The consumption of raw materials during production is classified as work in process until saleable. Once it is determined to be in saleable condition, inventory is classified as finished goods. The Company determines the cost of its inventories, which includes amounts related to materials and manufacturing overhead, on a first-in,
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

Revenue Recognition
Effective January 1, 2018, the Company adopted ASC Topic 606,
 Revenue from Contracts with Customers
(“ASC Topic 606”). The Company did not generate any product related revenue prior to January 1, 2020, and therefore the adoption of ASC Topic 606 did not have an impact on the Company’s financial statements for any prior periods. In accordance with ASC Topic 606, the Company recognizes revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration that the Company expects to receive in exchange for the good or service. The reported results for the three and nine-month periods ended September 30, 2021 and 2020 reflect the application of ASC Topic 606.
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
These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, include the Company’s best estimates that take into consideration a range of possible outcomes which are considered more likely in accordance with the expected value method in ASC Topic 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, and forecasted customer buying and payment patterns. The Company’s estimates regarding the payer mix for CAPLYTA are based on historical industry information regarding the payer mix for comparable pharmaceutical products and product portfolios, in particular, information related to similar products in their initial launch stages and through the use of historical information experienced in CAPLYTA’s launch period.
The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined it was probable that a significant reversal of revenue would not occur in a future period for the estimates detailed below as of September 30, 2021 and 2020, and, therefore, the transaction price was not reduced further during the three and nine-month periods ended September 30, 2021 and 2020. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product sales and earnings in the period such variances become known.
Trade Discounts and Allowances
— The Company generally provides customers with discounts which include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer and, therefore, these payments have been recorded as a reduction of product sales, net within the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2021 and 2020, as well as a reduction to accounts receivable, net on the condensed consolidated balance sheets.
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
Provider Chargebacks and Discounts
— Chargebacks fo
r
 fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to customers who purchase the product directly from the Company. Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable, net. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by customers, and the Company generally issues credits for such amounts within a few weeks of the customer’s notification to the Company of the resale. Reserves for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel inventories at each reporting period-end
that the Company expects will be sold to qualified healthcare providers, and chargebacks that customers have claimed, but for which the Company has not yet issued a credit. For the three and nine-month periods ended September 30, 2021 and 2020, these amounts were not significant.
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
Prior to FDA approval of CAPLYTA, the Company expensed all costs associated with the manufacturing of lumateperone as part of research and development expenses. From December 20, 2019, the date of approval of CAPLYTA, through December 31, 2019 there was no production of inventory and therefore, no inventory costs were incurred. Therefore, at December 31, 2019, no inventory costs had been capitalized. The cost of product sales in the three and nine-month periods ended September 30, 2021 and 2020, are lower than incurred due to the previously expensed inventory.
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
Advertising Expense
In connection with the FDA approval of CAPLYTA in 2019, the Company began to incur advertising costs in connection with the subsequent commercial launch of CAPLYTA in 2020. Advertising costs are expensed when services are rendered. Advertising expense for the three and nine months ended September 30, 2021 was $23.2 million and $57.4 million, respectively, as compared to $13.2 million and $18.6 million, respectively, for the three and nine months ended September 30, 2020, related to the Company’s marketed product, CAPLYTA.

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
The effect on deferred tax assets and liabilities o
f
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
The Company’s effective tax rate for the three and nine months ended September 30, 2021 and 2020 was approximately 0%. This effective tax rate is substantially lower than the U.S. statutory rate of 21% due to valuation allowances recorded on current year losses where the Company is not more-likely than not to recognize a future tax benefit.
On March 27, 2020, the United States enacted The Coronavirus Aid, Relief and Economic Security (“CARES”) Act which includes several significant business tax provisions, of which the immediate relevance to the Company is the acceleration of refunds of previously generated corporate Alternative Minimum Tax (“AMT”) credits. The CARES Act also adds an employee retention credit to encourage employers to maintain headcounts even if employees cannot report to work because of issues related to the coronavirus, and a temporary provision allowing companies to defer remitting to the government the employee share of some payroll taxes, among other things. The Company reviewed the provisions and there was not a material tax impact on its financial statements for the year ended December 31, 2020. The Company did reclassify its deferred tax asset related to the AMT tax credit carryforward of approximately $265,000 to a current tax receivable in the first quarter of 2020 upon the filing of its tax return for year ended December 31, 2019 and received the refund in July 2020.
On March 11, 2021, the American Rescue Plan Act of 2021 (“ARPA 2021”) was signed into law. ARPA 2021 included various income and payroll tax provisions. The Company has analyzed the tax provisions of ARPA 2021 and determined they have no significant financial impact to the Company’s condensed consolidated financial statements.
Comprehensive Loss
All components of comprehensive loss, including net loss, are reported in the financial statements in the period in which they are incurred. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner
sources. In accordance with accounting guidance, the Company presents the impact of any unrealized gains or (losses) on its investment securities in a separate statement of comprehensive loss for each period.
Share-Based Compensation
Share-based payments for stock options are accounted for in accordance with the provisions of ASC Topic 718,
Compensation—Stock Compensation
. The fair value of share-based payments is estimated, on the date of grant, using the Black-Scholes-Merton option-pricing model (the “Black-Scholes model”). The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the option.
For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. Share-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 accounts for forfeitures as they occur.
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
In December 2019, the Company adopted the Intra-Cellular Therapies, Inc. 2019 Inducement Award Plan (the “2019 Inducement Plan”) without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. Pursuant to the 2019 Inducement Plan, the Company may grant stock options, RSUs, stock awards and other share-based awards for up to a total of 1,000,000 shares of common stock to new employees of the Company. As of September 30, 2021, stock options and RSUs for 314,138 shares have been granted under the 2019 Inducement Plan. The Company does not intend to make additional grants under the 2019 Inducement Plan.
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

The following awards were excluded in th
e
 calculation of diluted loss per share because their effect could be anti-dilutive as applied to the loss from operations for the three and nine months ended September 30, 2021 and 2020:

	Three and Nine Months Ended September 30,
	2021	2020
Stock options	5,952,252	5,964,135
RSUs	1,601,273	1,702,538
TSR RSUs	68,598	43,022
3. Inventory
Inventory consists of the following:

	September 30, 2021	December 31, 2020
Raw materials	$2,182,261	$2,483,801
Work in process	3,444,013	1,781,101
Finished goods	2,540,661	2,791,483

	$8,166,935	$7,056,385

Inventory acquired prior to receipt of the FDA approval on December 20, 2019 for CAPLYTA was expensed as research and development expense as incurred.
4. Property and Equipment
Property and equipment consist of the following:

	September 30, 2021	December 31, 2020
Computer equipment	$408,751	$243,532
Furniture and fixtures	423,097	423,097
Scientific equipment	4,287,228	4,127,951
Leasehold improvement s	1,240,315	1,240,315

	6,359,391	6,034,895
Less accumulated depreciation	(4,423,083)	(4,036,549)

	$1,936,308	$1,998,346

Depreciation expense for the three and nine months ended September 30, 2021 was $133,945 and $386,534, respectively, as compared to $121,044 and $402,146 for the three and nine months ended September 30, 2020, respectively.
5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Accrued expenses	$12,144,235	$7,896,942
Medicaid rebates	3,226,394	1,998,953
Other revenue related accruals	1,558,040	1,006,222

Total accrued expenses and other current liabilities	$16,928,669	$10,902,117

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
non-cash
transaction.
Maturity analysis under the lease agreements are as follows:

Three months ending December 31, 2021	$871,321
Year ending December 31, 2022	3,491,166
Year ending December 31, 2023	3,566,466
Year ending December 31, 2024	3,675,196
Year ending December 31, 2025	3,787,248
Thereafter	13,839,791

Total	29,231,188
Less: Present value discount	(8,505,190)

Total Lease liability	20,725,998

Less: Current portion	(3,322,657)

Long-term lease liabilities	$17,403,341

Lease expense for the three and nine months ended September 30, 2021 was approximately $0.8 million and $2.5 million, respectively, as compared to approximately $0.8 million and $2.5 million, respectively, for the three and nine months ended September 30, 2020.
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
period increments.
Right of use asset an
d
 lease liability for the vehicle fleet lease was approximately $5.7 million and $7.3 million, respectively, as of September 30, 2021 and December 31, 2020. The vehicle leases entered into since March 2020 represent non-cash
transactions. The total operating lease cost for the three and nine months ended September 30, 2021 was $583,142 and $1.8 million, respectively. The operating cash outflows related to vehicle fleet operating lease obligations for the nine months ended September 30, 2021 and 2020 were $1.8 million and $585,490, respectively.
The following table presents the Vehicle Lease balances within the condensed consolidated balance sheet, weighted average remaining fleet lease term, and the weighted average discount rates related to the Vehicle Lease as of September 30, 2021 and December 31, 2020:

Lease Assets and Liabilities – Fleet	Classification	September 30, 2021	December 31, 2020
Assets
Right of use assets, net	Operating lease right of use assets	$5,679,974	$7,295,515

		$5,679,974	$7,295,515

Liabilities
Current
Lease liabilities, short-term	Operating lease liabilities	$2,759,397	$2,257,262
Non-Current
Lease liabilities	Non-current operating lease liabilities	2,920,577	5,038,253

Total lease liabilities		$5,679,974	$7,295,515

Weighted average remaining lease term		1.3 years	2.0 years
Weighted average discount rate		1.71%	1.74%
The following table presents the maturity of the Company’s fleet lease liability as of September 30, 2021:
Time Period

Three months ending December 31, 2021	$596,241
Year ending December 31, 2022	3,480,355
Year ending December 31, 2023	1,691,462
Thereafter	—

Total	5,768,058
Less: Present value discount	(88,084)

Total operating lease liabilities	5,679,974

Less: Current portion	(2,759,397)

Long-term lease liabilities	$2,920,577

Right of use assets and lease liabilities for all operating leases were approximately $21.7 million and $26.4 million, respectively, as of September 30, 2021.

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
In September 2016, the Company transferred certain of its rights under the BMS agreement to its wholly owned subsidiary, ITI Limited. In connection with the transfer, the Company guaranteed ITI Limited’s performance of its obligations under the BMS agreement. The Company expensed approximately $1.1 million and $2.8 million, respectively, for the three and nine-month periods ended September 30, 2021, in cost of product sales to satisfy its obligation under the BMS agreement, in comparison to $0.4 million and $0.5 million, respectively, for the three and nine-month periods ended September 30, 2020.
Research and Other Commitments
As of September 30, 2021, the Company has committed to purchasing production campaigns for various raw materials and API from each of its supply vendors – Siegfried Evionnaz SA (“Siegfried”) and Lonza Ltd. (“Lonza”). The campaigns are expected to be received into inventory during 2022. The Company has a total commitment of $32.1 million related to these agreements. As of September 30, 2021, the Company had paid a deposit of $5.2 million and $4.3 million for the Siegfried and Lonza campaigns, respectively, which is recorded within prepaid expenses and other current assets. Over the course of the vendors’ manufacturing period, the Company will remit payments to each vendor based on the payment plan within the executed agreements.
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

Total share-based compensation expense related to all of th
e
 Company’s share-based awards, including stock options and RSUs to employees, directors and consultants, recognized during the three and nine months ended September 30, 2021 and 2020, was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Inventoriable costs	$413,103	$345,460	$1,212,943	$996,802
Research and development	2,769,561	2,402,865	7,153,803	6,792,498
General and administrative	6,347,605	4,152,394	16,558,664	11,562,850

Total share-based compensation expense	$9,530,269	$6,900,719	$24,925,410	$19,352,150

The following table describes the weighted-average assumptions used for calculating the value of options granted during the nine months ended September 30, 2021 and 2020:

	2021	2020
Dividend yield	0%	0%
Expected volatility	94.5%-94.9%	91.6%-92.7%
Weighted-average risk-free interest rate	0.86%	1.31%
Expected term (in years)	5.9	6.0
Information regarding stock option awards under the 2019 Inducement Plan, including with respect to grants to employees as of September 30, 2021, and changes during the three-month period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2020	39,728	$17.18	9.2 years
Options granted in 2021	—	—
Options exercised in 2021	(4,347)	19.98	9.2 years

Outstanding at September 30, 2021	35,381	$16.83	9.2 years

Vested and expected to vest at September 30, 2021	35,381	$16.83

Exercisable at September 30, 2021	4,658	$19.70	9.2 years

Information regarding RSU awards under the 2019 Inducement Plan during the three-month period ended September 30, 2021 are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2020	251,867	$16.03	2.2 years
Time based RSUs vested in 2021	(82,355)	$16.03	2.0 years
Time based RSUs cancelled in 2021	(16,023)	$15.81	2.0 years

Outstanding at September 30, 2021	153,489	$16.05	2.0 years

Vested and expected to vest at September 30, 2021	153,489	$16.05

Exercisable at September 30, 2021	—	$—

As of September 30, 2021, the Company granted options and time based RSUs totaling 314,138 shares under the 2019 Inducement Plan. These grants were made in the first quarter of 2020 and the Company does not intend to grant any additional equity awards under the 2019 Inducement Plan.

Information regarding the stock options activity, including with respect to grants to employees, directors and consultants as of September 30, 2021, and changes during the nine-month period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2020	5,477,894	$18.43	6.6 years
Options granted 2021	670,250	$30.39	9.5 years
Options exercised 2021	(202,124)	$17.28	6.2 years
Options canceled or expired 2021	(29,149)	$18.66	8.0 years

Outstanding at September 30, 2021	5,916,871	$20.70	6.2 years

Vested and expected to vest at September 30, 2021	5,916,871	$20.70

Exercisable at September 30, 2021	4,212,172	$18.66	5.3 years

The fair value of the time based RSUs and the Milestone RSUs is based on the closing price of the Company’s common stock on the date of grant. The fair value of the TSR RSUs was determined using the Monte Carlo simulation method. Information regarding the time based RSU activity and changes during the nine-month period ended September 30, 2021 are summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2020	1,311,877	$18.77	1.7 years
Time based RSUs granted in 2021	710,318	$35.69	2.4 years
Time based RSUs vested in 2021	(614,838)	$16.58	1.0 years
Time based RSUs cancelled in 2021	(28,171)	$29.90	2.0 years

Outstanding at September 30, 2021	1,379,186	$27.80	1.7 years

Information related to the Company’s Milestone RSUs and TSR RSUs during the nine-month period ended September 30, 2021 are summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2020	72,678	$28.25	2.1 years
Milestone RSUs and TSR RSUs granted in 2021	64,518	$44.04	2.4 years
Milestone RSUs and TSR RSUs vested in 2021	—	$—	0.0 years

Outstanding at September 30, 2021	137,196	$35.67	5.2 years

The weighted average estimated fair value per share of the 2020 TSR RSUs granted was $32.56, and the 2021 TSR RSUs granted was $51.18, which were derived from Monte Carlo simulations. Significant assumptions utilized in estimating the value of the 2020 awards granted include an expected dividend yield of 0%, a risk-free rate of 1.4%, and expected volatility of 91.3%. Significant assumptions utilized in estimating the value of the 2021 awards granted include an expected dividend yield of 0%, a risk-free rate of 0.2%, and expected volatility of 95.8%. The 2020 TSR RSUs granted will entitle the grantee to receive a number of shares of the Company’s common stock determined over a three-year performance period ending and vesting after December 31, 2022 but before February 18, 2023, provided the grantee remained in the service of the Company on the settlement date. Similarly, the 2021 TSR
RSUs
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

The Company recognized
non-cash
share-based compensation expense related to time based RSUs for the three and nine months ended September 30, 2021 of approximately $4.4 million and $12.3 million, respectively, as compared to $3.2 million and $8.9 million, respectively, for the three and nine months ended September 30, 2020. Total expense for all RSUs, including the time based and performance based RSUs, was $4.3 million and $12.6 million, respectively, for the three and nine months ended September 30, 2021, as compared to $3.4 million and $9.2 million, respectively, for the three and nine months ended September 30, 2020. As of September 30, 2021, there was approximately $29.5 million of unrecognized compensation costs related to unvested time based RSUs. As of September 30, 2021, there was $2.1 million and $1.3 million of unrecognized compensation costs related to unvested Milestone RSUs and TSR RSUs, respectively.

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
Overview
We are a biopharmaceutical company focused on the discovery, clinical development and commercialization of innovative, small molecule drugs that address underserved medical needs primarily in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system, or CNS. In December 2019, CAPLYTA (lumateperone) was approved by the FDA for the treatment of schizophrenia in adults (42mg/day) and we initiated the commercial launch of CAPLYTA in late March 2020. In support of our commercialization efforts, we employ a national salesforce. As used in this report, “CAPLYTA” refers to lumateperone approved by the FDA for the treatment of schizophrenia in adults, and “lumateperone” refers to, where applicable, CAPLYTA as well as lumateperone for the treatment of indications beyond schizophrenia.
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
In addition, while our Phase 3 bipolar depression trials were powered for the overall patient population and not powered for subpopulation analyses, statistically significant benefit versus placebo was seen in the subgroup of patients with Bipolar I and Bipolar II disorder in Study 404 and in patients with Bipolar I disorder in Study 402, but the Bipolar II subgroup was not statistically significant in Study 402. In February 2021, we submitted supplemental new drug applications, or sNDAs, to the FDA for potential regulatory approval of lumateperone for the treatment of bipolar depression in patients with Bipolar I or II disorder as monotherapy and adjunctive therapy. In May 2021, we announced that the FDA had accepted the sNDAs for review and assigned a Prescription Drug User Fee Act (PDUFA) target action date of December 17, 2021 for these applications. In support of the potential commercial launch of lumateperone for the treatment of bipolar depression upon approval, we have substantially completed the expansion of our sales force from approximately 240 sales representatives to approximately 320 sales representatives.

We are also pursuing clinical development of lumateperone for the treatment of additional CNS diseases and disorders. At a dose of 42 mg, lumateperone has been shown effective in treating the symptoms associated with schizophrenia, and we believe lumateperone may represent a potential treatment for mood disorders including MDD, post-traumatic stress disorder and intermittent explosive disorder. Patient enrollment in Study 501 and Study 502, our global Phase 3 clinical trials evaluating lumateperone 42 mg as an adjunctive therapy to antidepressants for the treatment of MDD has commenced. We expect to file an sNDA with the FDA for approval of lumateperone as an adjunctive therapy to antidepressants for the treatment of MDD in 2024. We have also initiated a Phase 3 study evaluating lumateperone for the prevention of relapse in patients with schizophrenia. The study is being conducted in five phases consisting of a screening phase, a
6-week,
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
Within the lumateperone portfolio, we are also developing a long-acting injectable formulation to provide more treatment options to patients suffering from mental illness. We have completed the preclinical development of a long-acting injectable formulation and in December 2020 we initiated a Phase 1 single ascending dose study of lumateperone LAI, a formulation of lumateperone designed to be administered subcutaneously and to maintain therapeutic levels of lumateperone for at least one month. This study will evaluate the pharmacokinetics, safety and tolerability of lumateperone LAI in patients with stable symptoms of schizophrenia. We anticipate we will complete this study in the second half of 2021. Results from this study will inform the dosing strategy for future studies. We are evaluating several additional formulations of the lumateperone LAI with treatment durations of one month and longer. Given the encouraging tolerability data to date with oral lumateperone, we believe that a long-acting injectable option, in particular, may lend itself to being an important formulation choice for certain patients.

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

In these studies, there were no reported serious adverse events in either age group. In the elderly cohort, reported adverse events were infrequent with the most common adverse event being transient dry mouth (mild). Based on these results, we have initiated our program evaluating

ITI-1284-ODT-SL

for the treatment of agitation in patients with probable Alzheimer’s disease. Clinical conduct in this program is expected to commence early in 2022. Additional studies in dementia-related psychosis, and certain depressive disorders in the elderly are planned for the first half of 2022.
We have another major program called
ITI-002
that has yielded a portfolio of compounds that selectively inhibit the enzyme phosphodiesterase type 1, or PDE1. PDE1 enzymes are highly active in multiple disease states and our PDE1 inhibitors are designed to reestablish normal function in these disease states. Abnormal PDE1 activity is associated with cellular proliferation and activation of inflammatory cells. Our PDE1 inhibitors ameliorate both of these effects in animal models. We intend to pursue the development of our phosphodiesterase, or PDE, program, for the treatment of aberrant immune system activation in several CNS and non-CNS
conditions with a focus on diseases where excessive PDE1 activity has been demonstrated and increased inflammation is an important contributor to disease pathogenesis. Our potential disease targets include heart failure, immune system regulation, neurodegenerative diseases, cancers and other non-CNS
disorders.
ITI-214
is our lead compound in this program. Following the favorable safety and tolerability results in our Phase 1 program, we initiated our development program for
ITI-214
for Parkinson’s disease and commenced patient enrollment in the third quarter of 2017 in a Phase 1/2 clinical trial of
ITI-214
in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor
exploratory endpoints. In the fourth quarter of 2018, we announced that the Phase 1/2 clinical trial of
ITI-214
has been completed and topline results demonstrated
ITI-214
was generally well-tolerated with a favorable safety profile and clinical signs consistent with improvements in motor symptoms and dyskinesias. We have initiated our Phase 2 clinical program with
ITI-214
for Parkinson’s disease and expect to commence patient enrollment in the first half of 2022. In addition, in the second quarter of 2020, we announced topline results from Study
ITI-214-104,
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
receptors and a partial agonist at µ-opioid receptors. These combined actions support the potential utility of
ITI-333
in the treatment of opioid use disorder and associated comorbidities (e.g., depression, anxiety, sleep disorders) without opioid-like safety and tolerability concerns. In December 2020, we initiated a Phase 1 single ascending dose study evaluating the safety, tolerability and pharmacokinetics of
ITI-333
in healthy volunteers and we anticipate topline results from this study will be available in the fourth quarter of 2021. We have received a grant from the National Institute on Drug Abuse under the Helping to End Addiction Long-term Initiative, or NIH HEAL Initiative, that we expect will fund a significant portion of the early stage clinical development costs associated with this program.
We have assembled a management team with significant industry experience to lead the commercialization of our product and the discovery, development and potential commercialization of our product candidates. We complement our management team with a group of scientific and clinical advisors that includes recognized experts in the fields of schizophrenia and other CNS disorders.
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
In response to the
COVID-19
pandemic, in March 2020, the FDA announced its intention to temporarily postpone most inspections of foreign manufacturing facilities and products, as well as routine surveillance inspections of domestic manufacturing facilities, and it also provided guidance regarding the conduct of clinical trials, which has been further updated several times since that time. In mid-2020,
the FDA noted it was continuing to ensure timely reviews of applications for medical products during the
COVID-19
pandemic in line with its user fee performance goals and conducting mission-critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. The FDA subsequently publicized its development and use of an internal rating system called the
COVID-19
Advisory Rating system, to assist in determining when and where it is safest to conduct such inspections based on data about the virus’s trajectory in a given country, state and locality and the rules and guidelines that are put in place by foreign, state and local governments. As of October 2021, FDA is either continuing to, on a case-by-case
basis, conduct only “mission-critical” inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include pre-approval
inspections (“PAIs”). Foreign PAIs that are not deemed mission-critical remain postponed, while those deemed mission-critical will be considered for inspection on a case-by-case
basis. FDA will use similar data to inform resumption of other prioritized operations abroad as it becomes feasible and advisable to do so.
During the global response to the
COVID-19
pandemic, moreover, there have been strategic redeployments of government resources to priority projects, including FDA and EMA resources and staff, which could have an impact on the timeline for review and approval of new marketing applications. Over the course of 2020 and to date in 2021, FDA’s new drug review programs continued to meet key performance goals related to working with applicants and approving NDAs and NDA supplements, although the agency has also stated that the uncertainty of the
COVID-19
situation may make it difficult to sustain that level of performance indefinitely. The FDA may not be able to maintain its normal pace with respect to new drug applications and delays or setbacks are possible in the future. The FDA has told industry that it intends to be as transparent as possible about its workload and performance metrics as the situation evolves, and also that it intends to communicate proactively with applicants during the review cycle regarding the need for a pre-approval
inspection and whether such PAI is considered “mission-critical.”
Should FDA determine that a PAI is necessary for approval of an NDA or NDA supplement and such an inspection cannot be completed during the review cycle due to restrictions on travel or other safety protocols, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. Such decisions will be based on the totality of the information available to the FDA, including considerations of whether it can obtain existing inspection reports from trusted foreign regulatory partners through mutual recognition and confidentiality agreements and/or secure additional records from the applicant, the manufacturing facility, or other inspected entities. Accordingly, FDA has encouraged applicants to effectively communicate with all their facilities and sites to ensure timely responses to any inquiries from FDA for information needed to support its assessment of pending drug applications. FDA has also stated that it is using all available tools and sources of information to support regulatory decisions on NDAs such as the historical compliance status of a manufacturing facility and other risk-benefit considerations pertaining to the proposed new drug product and its manufacturing process and facilities. In addition, whether or not FDA considers a facility inspection to be “mission-critical” involves several factors related to the public health benefits of the proposed new drug product, including but not limited to whether the candidate has been granted breakthrough therapy designation and whether the candidate is intended to treat or prevent a serious disease or medical condition for which there is no other appropriate substitute. Regulatory authorities outside the United States, including but not limited to the EMA, may adopt similar restrictions or other policy measures in response to the
COVID-19
pandemic.
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
Revenues
Total revenues for the three and nine months ended September 30, 2021 were approximately $22.2 million and $58.1 million, respectively, as compared to $7.4 million and $10.4 million, respectively, for the three and nine month periods ended September 30, 2020. Net revenues from product sales consist of sales of CAPLYTA, which was approved by the FDA in December 2019. We initiated the commercial launch of CAPLYTA in late March 2020. We generated approximately $21.6 million and $56.2 million, respectively, in net revenue from product sales for the three and nine months ended September 30, 2021 as compared to approximately $7.4 million and $10.1 million, respectively, for the three and nine months ended September 30, 2020. In addition, we had $0.6 million and $1.9 million, respectively, of grant revenues for the three and nine months ended September 30, 2021 as compared to $0 and $232 thousand, respectively, of grant revenue for the three and nine months ended September 30, 2020. We have received and may continue to receive grants from U.S. government agencies and foundations.
The revenues that we may generate in the next several years may not be significant enough to fund our operations.
Expenses
The process of researching, developing and commercializing drugs for human use is lengthy, unpredictable and subject to many risks. We are unable, with certainty, to estimate either the costs or the timelines in which those costs will be incurred. The costs associated with the commercialization of CAPLYTA will be substantial and will be incurred prior to our generating sufficient revenue to offset these costs. Costs for the clinical trials of lumateperone, together with our anticipated clinical development programs for depressive disorders,
ITI-214
and
ITI-1284,
will continue to consume a large portion of our current, as well as projected, resources. We intend to pursue other disease indications that lumateperone may address, but there are significant costs associated with pursuing FDA approval for those indications, which would include the cost of additional clinical trials.

Our
ITI-002
program has a compound,
ITI-214,
in Phase 1/2 development. We intend to pursue the development of our PDE program, including
ITI-214
for the treatment of several CNS and
non-CNS
conditions, including cardiovascular disease. We have ongoing development programs for
ITI-214
for Parkinson’s disease. We also have a development program with our
ITI-333
compound as a potential treatment for substance use disorders, pain and psychiatric comorbidities including depression and anxiety, and we have initiated a Phase 1 single ascending dose study evaluating the safety, tolerability and pharmacokinetics of
ITI-333
in healthy volunteers. We are also developing
ITI-1284
for the treatment of behavioral disturbances in patients with dementia, the treatment of dementia-related psychosis and for the treatment of certain depressive disorders, in the elderly. Our other projects are still in the preclinical stages, and will require extensive funding not only to complete preclinical testing, but also to commence and complete clinical trials. Expenditures that we incur on these projects will be subject to availability of funding in addition to the funding required for the advancement of lumateperone. Any failure or delay in the advancement of lumateperone could require us to re-allocate
resources from our other projects to the advancement of lumateperone, which could have a material adverse impact on the advancement of these other projects and on our results of operations.
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
Product sold through September 30, 2021 consisted of raw materials that were previously charged to research and development expense prior to FDA approval of CAPLYTA. Because we previously expensed raw materials, the cost of drug product sold was lower than it would have been, which had a positive impact on our cost of product sales and related product gross margins for the three and nine months ended September 30, 2021 and 2020. Our reported cost of product sales as a percentage of product sales, net was 9.3% or approximately $2.0 million and 9.8% or approximately $5.5 million, respectively, for the three and nine months ended September 30, 2021, as compared to 7.5% or approximately $0.6 million and 7.4% or approximately $0.8 million, respectively, for the three and nine months ended September 30, 2020. This increase in the percentages of cost of product sales is due primarily to a higher proportion of previously expensed product costs incurred prior to drug approval associated with product sold in the prior year.
We expect to continue to have this favorable impact on cost of product sales and related product gross margins until our sales of CAPLYTA include drug product that is purchased after the FDA approval. We are currently unable to estimate when all previously expensed inventory costs will be recognized.
We expect that research and development expenses will increase moderately as we proceed with our clinical trials of lumateperone for the treatment of bipolar depression and depressive disorders, other clinical trials, and increased manufacturing of drug product for clinical trials and pre-clinical
development activities. We also expect that our selling, general and administrative costs will increase moderately over the next several quarters as we expand our marketing and promotional activities including advertising expenses and preparing for potential FDA approval of lumateperone for the treatment of bipolar depression. In September 2018, we amended our corporate headquarters lease to acquire 15,534 square feet of additional office space. We granted options to purchase

800,200 shares of our common stock in 2020 and granted options to purchase an additional 511,932 shares of our common stock in March 2021. We also granted time based restricted stock units, or RSUs, for 1,007,402 shares of our common stock in 2020 and time based RSUs for 702,830 shares of our common stock in March 2021. We also granted 162,377 options and 6,999 RSUs to board members and new hires in June 2021. We will recognize expense associated with these RSUs and options over three years in research and development expenses, selling, general and administrative expenses, and inventoriable manufacturing expenses.
The following table sets forth our revenues, operating expenses, interest income and income tax expense for the three and nine-month periods ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Revenues
Product sales, net	$21,606	$7,368	$56,192	$10,127
Grant revenue	601	—	1,940	232

Total revenues, net	22,207	7,368	58,132	10,359
Expenses
Cost of product sales	2,001	556	5,497	754
Research and development	27,032	10,275	59,386	51,484
Selling, general and administrative	70,498	52,474	192,933	128,015

Total costs and expenses	99,531	63,305	257,816	180,253

Loss from operations	(77,324)	(55,937)	(199,684)	(169,894)
Interest income	393	753	1,298	3,591
Income tax expense (benefit)	23	—	(6)	(3)

Net loss	$(76,908)	$(55,184)	$(198,392)	$(166,306)

Comparison of Three and Nine-Month Periods Ended September 30, 2021 and September 30, 2020
Total Revenues, Net
Revenues for the three and nine months ended September 30, 2021 were approximately $22.2 million and $58.1 million, respectively, compared to $7.4 million and $10.4 million, respectively for the three and nine months ended September 30, 2020. Net product sales were approximately $21.6 million and $56.2 million, respectively, for the three and nine months ended September 30, 2021 as compared to approximately $7.4 million and $10.1 million, respectively for the three and nine months ended September 30, 2020. Net product sales were comprised of sales of CAPYLTA, which was approved by the FDA on December 20, 2019 and became available to wholesalers in March 2020. The increase in net product sales was due to the initial launch occurring in the three months ended March 30, 2020 and the increase in prescriptions since that period. In addition, revenue from a government grant was approximately $0.6 million and $1.9 million, respectively, for the three and nine months ended September 30, 2021 as compared to $0 and $232 thousand, respectively, for the three and nine months ended September 30, 2020. The increase in grant revenue relates to the increased activity within the applicable studies during the same periods.
Cost of Product Sales
Cost of product sales was approximately $2.0 million and $5.5 million, respectively, for the three and nine months ended September 30, 2021, compared to $0.6 million and $0.8 million, respectively, for the three and nine months ended September 30, 2020. Cost of product sales consisted primarily of product royalty fees, overhead and minimal direct costs. Product sold during the nine months ended September 30, 2020 generally consisted of drug product that was previously produced and charged to research and development expense prior to FDA approval of CAPLYTA. Because the cost of drug product was charged as an expense prior to 2020, this had a positive impact on our cost of product sales and related product gross margins in 2020. In 2021, the product sold during the three and nine months ended September 30, 2021 also consisted of drug product costs and production costs that were incurred and previously charged to research and development expense prior to FDA approval of CAPLYTA. The increase in the cost of product sales in the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 is due primarily to the increase in the volume of product sales.

We will continue to have a cost of product sales that excludes the cost of the drug product that was incurred prior to FDA approval until our sales of CAPLYTA include drug product that is fully manufactured after the FDA approval. We are currently unable to estimate when all previously expensed inventory costs will be recognized.
Research and Development Expenses
The following tables set forth our research and development expenses for the three and nine-month periods ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
External costs	17,679	2,815	33,554	29,897
Internal costs	9,353	7,460	25,832	21,587

Total research and development expenses	$27,032	$10,275	$59,386	$51,484

Lumateperone costs	14,750	4,360	32,032	30,402
Manufacturing costs	1,926	160	3,891	3,455
Stock based compensation	3,183	2,748	8,367	7,789
Other projects and overhead	7,173	3,007	15,096	9,838

Total research and development expenses	$27,032	$10,275	$59,386	$51,484

Research and development expenses increased to $27.0 million for the three-month period ended September 30, 2021 as compared to $10.3 million for the three-month period ended September 30, 2020, representing an increase of approximately 163%. This increase is due primarily to an increase of approximately $8.7 million for lumateperone clinical trial costs, and an increase of $4.2 million for other projects and overhead, including the
ITI-1284,
ITI-214,
and
ITI-333
programs, among others. In addition, the remaining increase is attributable to an increase in lumateperone non-clinical
trial and manufacturing costs. Internal costs increased by approximately $1.9 million for the period due primarily to labor related costs.
Research and development expenses increased to $59.4 million for the nine-month period ended September 30, 2021 as compared to $51.5 million for the nine-month period ended September 30, 2020, representing an increase of approximately 15%. This increase is due primarily to an increase of approximately $5.3 million for other projects and overhead, including the
ITI-1284,
ITI-214,
and
ITI-333
programs, among others, and $1.6 million for lumateperone clinical trial and other costs. Internal costs increased by approximately $4.2 million for the period due primarily to labor related costs.
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
Selling, General and Administrative Expenses
Selling, general and administrative costs for the three-month period ended September 30, 2021 were $70.5 million as compared to $52.5 million in the three-month period ended September 30, 2020, which represents an increase of 34%, which was due to an increase in selling costs and an increase in general and administrative expenses as discussed below.
Selling costs were $52.6 million for the three-month period ended September 30, 2021 as compared to selling costs of $38.3 million in the same period in 2020, which represents an increase of 37%. This increase is primarily due to increases in commercialization, marketing and advertising expenses totaling $12.5 million, approximately $941 thousand in travel and other costs, and sales related labor costs of approximately $694 thousand. Salaries, bonuses and related benefit costs for our sales and marketing functions for the three months ended September 30, 2021 and 2020 constituted approximately 32% and 43%, respectively, of our selling costs.
General and administrative expenses were $17.9 million in the three-month period ended September 30, 2021 as compared to $14.2 million for the same period in 2020, an increase of 27%. This increase is due to increases in stock-based compensation of $2.2 million, labor related costs of approximately $659 thousand, patent related expenses of approximately $353 thousand, and the remainder for insurance, professional fees, and other expenses. Salaries, bonuses and related benefit costs for our general and administrative functions for the three months ended September 30, 2021 and 2020 constituted approximately 57% and 53%, respectively of our general and administrative costs.
Selling, general and administrative costs for the nine-month period ended September 30, 2021 were $192.9 million as compared to $128.0 million in the nine-month period ended September 30, 2020, which represents an increase of 51%, which was due to an increase in selling, marketing, and advertising expenses and an increase in general and administrative expenses as discussed below.
Selling costs were $143.0 million for the nine-month period ended September 30, 2021 as compared to $87.5 million in the same period in 2020, or an increase of 63%. This increase is primarily due to an increase in commercialization costs of $45.5 million, sales related labor costs of approximately $7.0 million and approximately $2.8 million in travel and other sales related expenses. Salaries, bonuses and related benefit costs for our sales and marketing functions for the nine months ended September 30, 2021 and 2020 constituted approximately 35% and 50%, respectively, of our selling costs.
General and administrative expenses for the nine months ended September 30, 2021 were $50.0 million as compared to $40.5 million for the same period in 2020, an increase of 23%. This increase is due to increases in stock compensation expense of $5.0 million, labor and bonus expense of $2.1 million, professional fees of $1.4 million, and the remainder for insurance, lease expense, and other administrative expenses. Salaries, bonuses and related benefit costs for our general and administrative functions for the nine months ended September 30, 2021 and 2020 constituted approximately 56% and 52%, respectively of our general and administrative costs.

We expect selling, general and administrative costs to increase moderately over the next several quarters as we increase advertising costs, expand other marketing efforts, and prepare for the potential commercial launch of CAPLYTA for the treatment bipolar depression.
Liquidity and Capital Resources
Through September 30, 2021, we provided funds for our operations by obtaining a total of approximately $1.6 billion of cash primarily through public and private offerings of our common stock and other securities in prior periods, grants from government agencies and foundations and payments received under a terminated license and collaboration agreement. Through September 30, 2021, we have collected approximately $77.0 million from product sales, which we believe will increase going forward. We do not believe that grant revenue will be a significant source of funding in the future.
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
As of September 30, 2021, we had a total of approximately $478.7 million in cash and cash equivalents, available-for-sale
investment securities and restricted cash, and approximately $49.9 million of short-term liabilities consisting entirely of liabilities from operations, including approximately $6.1 million of short-term lease obligations. In the nine months ended September 30, 2021, we spent approximately $248.1 million in cash for operations and equipment. During this period, we collected $60.1 million of product sales and $1.3 million of interest income, resulting in net cash used of $186.7 million. The use of cash was primarily for selling and marketing costs in connection with our commercialization of CAPLYTA, conducting clinical trials and non-clinical
testing, product manufacturing, and funding recurring operating expenses.
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
In the fourth quarter of 2021, we expect to spend up to $100 million primarily related to the marketing and commercialization of CAPLYTA, increasing inventory and sample levels of CAPLYTA, advancing lumateperone related programs including clinical trial conduct, regulatory activities, manufacturing, expansion of our administrative infrastructure and other development activities. Our other development activities will include efforts related to our
ITI-1284,
ITI-214,
and
ITI-333
programs, among others. However, the
COVID-19
pandemic may negatively impact our commercialization of CAPLYTA, our ability to complete our ongoing or planned preclinical and clinical trials, our ability to obtain approval of any product candidates from the FDA or other regulatory authorities, and our workforce and therefore our research, development, and commercialization activities. This may ultimately have a material adverse effect on our liquidity, although we are unable to make any prediction with certainty given the rapidly changing nature of the pandemic and governmental and other responses to it.
Subject to the levels of product sales we achieve, we may require significant additional financing in the future to continue to fund our operations. We believe that we have the funding in place to commercialize CAPLYTA in patients with schizophrenia and prepare for the potential approval and initial launch of CAPLYTA for the treatment of bipolar depression. We also plan to fund additional clinical trials of lumateperone for the treatment of depressive disorders and other CNS disorders; clinical development of our
ITI-007
long acting injectable; additional clinical trials of lumateperone and
ITI-1284;
continued advancement of our PDE program, including
ITI-214;
research and preclinical development of our other product candidates; and the continuation of manufacturing activities in connection with the development of lumateperone. We anticipate requiring additional funds for further development of lumateperone in patients with depressive disorders and other indications, and for development of our other product candidates. We have incurred losses in every year since inception with the exception of 2011, when we received an up-front
fee and a milestone payment related to a license agreement that has been terminated. These losses have resulted in significant cash used in operations. While we have several research and development programs in progress, the lumateperone program has advanced the furthest and will continue to consume increasing amounts of cash for conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct the activities necessary to pursue FDA approval of lumateperone for additional indications and our other product candidates, as well as commercialization efforts, we expect the amount of cash to be used to fund operations to increase considerably over the next several years.
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
There have been no material changes to our critical accounting policies during the nine months ended September 30, 2021.
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
contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: the accuracy of our estimates regarding expenses, revenues, uses of cash, cash equivalents and investment securities, capital requirements and the need for additional financing; our expectations regarding our commercialization of CAPLYTA, including the impact of
COVID-19
on the commercialization of CAPLYTA and our ability to adapt our approach as appropriate; the duration and severity of the
COVID-19
pandemic and its impact on our business; the supply and availability of and demand for our product; the initiation, cost, timing, progress and results of our development activities, non-clinical
studies and clinical trials; the timing of and our ability to obtain and maintain regulatory approval, or submit an application for regulatory approval, of lumateperone and our other existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates; our plans to research, develop and commercialize lumateperone and our other current and future product candidates; the election by any collaborator to pursue research, development and commercialization activities; our ability to obtain future reimbursement and/or milestone payments from our collaborators; our ability to attract collaborators with development, regulatory and commercialization expertise; our ability to obtain and maintain intellectual property protection for our product candidates; our ability to successfully commercialize lumateperone and our other product candidates; the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials; our ability to obtain additional financing; our use of the proceeds from our securities offerings; our exposure to investment risk, interest rate risk and capital market risk; and our ability to attract and retain key scientific, management, or sales and marketing personnel.
Words such as “may,” “anticipate,” “estimate,” “expect,” “may,” “project,” “intend,” “plan,” “believe,” “potential,” “predict,” “project,” “likely,” “will,” “would,” “could,” “should,” “continue” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: whether the preclinical and clinical results of the lumateperone studies will meet the regulatory requirements for approval by the FDA for the proposed indications; whether the sNDAs for lumateperone will be approved by the FDA and whether the FDA will complete its review within its target timelines, including its target action date; whether the FDA will require additional information, whether we will be able to provide in a timely manner any additional information that the FDA requests, and whether such additional information will be satisfactory to the FDA; there are no guarantees that CAPLYTA will be commercially successful; we may encounter issues, delays or other challenges in commercializing CAPLYTA; the
COVID-19
pandemic may negatively impact our commercial plans and sales for CAPLYTA; the
COVID-19
pandemic may negatively impact the conduct of, and the timing of enrollment, completion and reporting with respect to, our clinical trials; whether CAPLYTA receives adequate reimbursement from third-party payors; the degree to which CAPLYTA receives acceptance from patients and physicians for its approved indication; challenges associated with execution of our sales activities, which in each case could limit the potential of our product; results achieved in CAPLYTA in the treatment of schizophrenia following commercialization may be different than observed in clinical trials, and may vary among patients; any other impacts on our business as a result of or related to the
COVID-19
pandemic; risks associated with our current and planned clinical trials; we may encounter unexpected safety or tolerability issues with CAPLYTA for the treatment of schizophrenia or in ongoing or future trials and other development activities; our other product candidates may not be successful or may take longer and be more costly than anticipated; product candidates that appeared promising in earlier research and clinical trials may not demonstrate safety and/or efficacy in larger-scale or later clinical trials or in clinical trials for other indications; our proposals with respect to the regulatory path for our product candidates may not be acceptable to the FDA; our reliance on collaborative partners and other third parties for development, commercialization, manufacturing or supply of our product and product candidates; and the other risk factors detailed under the heading “Risk Factors” in our most recent Annual Report on Form
10-K,
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
Interest Rate Sensitivity.
As of September 30, 2021, we had cash, cash equivalents, marketable securities, and restricted cash of approximately $478.7 million consisting of cash deposited in a highly rated financial institution in the United States, in a short-term U.S. Treasury money market fund, and in high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations. We do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of the recent changes in interest rates or through potential changes in the credit worthiness of the issuers of our available-for-sale
securities. We recognized an unrealized gain of approximately $0.3 million for the nine months ended September 30, 2021, compared to an unrealized gain of approximately $0.4 million for the year ended of December 31, 2020. We have the ability and plan to hold these investments to maturity. Declines in interest rates, however, would reduce future investment income.

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
(b)
 Changes in Internal Controls
. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Unregistered Sales of Equity Securities
Not applicable.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended September 30, 2021.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following materials from the Registrant’s Quarterly Report on
Form 10-Q
	for the quarter ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020 (audited), (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: November 9, 2021	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Date: November 9, 2021	By:	/s/ Lawrence J. Hineline
Lawrence J. Hineline
Senior Vice President of Finance and Chief Financial Officer