Form 10-K
period 2021-12-31
Intra-Cellular Therapies, Inc.
filed 2022-03-01
CIK 1567514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
common stock held by
non-affiliates
of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3.2 billion.
As of February 25, 2022, the registrant had
93,593,748
 shares of common stock outstanding.
Auditors Firm ID: 42                Auditors Name: Ernst & Young LLP                Auditors Location: Baltimore, MD

DOCUMENTS INCORPORATED BY REFERENCE
The following documents (or parts thereof) are incorporated by reference into the following parts of this
Form 10-K:
Certain information required in Part III of this Annual Report on Form
10-K
is incorporated by reference from the Registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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
Overview
We are a biopharmaceutical company focused on the discovery, clinical development and commercialization of innovative, small molecule drugs that address underserved medical needs primarily in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system, or CNS. In December 2019, CAPLYTA
®
(lumateperone) was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of schizophrenia in adults (42mg/day) and we initiated the commercial launch of CAPLYTA in late March 2020. In December 2021, CAPLYTA was approved by the FDA for the treatment of bipolar depression in adults (42mg/day). We initiated the commercial launch of CAPLYTA for the treatment of bipolar depression in late December 2021. As used in this report, “CAPLYTA” refers to lumateperone approved by the FDA for the treatment of schizophrenia in adults and for the treatment of bipolar depression in adults, and “lumateperone” refers to, where applicable, CAPLYTA as well as lumateperone for the treatment of indications beyond schizophrenia and bipolar depression.
Our Product
In December 2019, CAPLYTA was approved by the FDA for the treatment of schizophrenia in adults (42mg/day) and we initiated the commercial launch of CAPLYTA in late March 2020. In support of our commercialization efforts, we employ a national salesforce. In December 2021, CAPLYTA was approved by the FDA for the treatment of bipolar depression in adults (42mg/day). CAPLYTA is the only
FDA-approved
treatment for depressive episodes associated with bipolar I or II disorder (bipolar depression) in adults as monotherapy and as adjunctive therapy with lithium or valproate. We initiated the commercial launch of CAPLYTA for the treatment of bipolar depression in late December 2021. In support of the commercial launch of lumateperone for the treatment of bipolar depression, we have expanded our sales force from approximately 240 sales representatives to approximately 320 sales representatives.
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
The efficacy of CAPLYTA 42 mg in bipolar depression was demonstrated in two positive Phase 3 placebo-controlled bipolar depression studies, which evaluated the effects of CAPLYTA on depression in adult patients with bipolar I or bipolar II disorder both as monotherapy (Study 404) and as adjunctive therapy with lithium or valproate (Study 402). In these studies, the efficacy of CAPLYTA 42 mg was established by demonstrating statistically significant improvements over placebo for the change from baseline in the Montgomery-Asberg Depression Rating scale, or MADRS, total score at week 6. CAPLYTA 42 mg also showed a statistically significant improvement in the key secondary endpoint relating to clinical global impression of bipolar disorder in each study. In addition, CAPLYTA demonstrated a favorable tolerability and safety profile consistent with findings in prior clinical studies in schizophrenia. The most common reported adverse reactions (occurring at a rate of 5% or more and at least twice the rate of placebo) were somnolence/sedation, dizziness, nausea, and dry mouth. Mean changes from baseline in weight, fasting glucose, total cholesterol, triglycerides, and LDL cholesterol were similar between CAPLYTA and placebo.
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
Lumateperone Development Program
The efficacy of lumateperone could be mediated through a combination of antagonist activity at central serotonin
5-HT2A
receptors and postsynaptic antagonist activity at central dopamine D2 receptors. In terms of pharmacodynamics, lumateperone has high binding affinity for serotonin
5-HT2A
receptors and moderate binding affinity for dopamine D2 receptors, serotonin transporters, dopamine D1 receptors, dopamine D4 receptors and adrenergic alpha 1A and alpha 1B receptors. It lacks biologically relevant interactions with other receptors including muscarinic and histaminergic receptors. As a result, we believe lumateperone may represent a potential treatment across multiple therapeutic indications.
Lumateperone for the treatment of major depressive disorder and other mood disorders
As a potent
5-HT2A
receptor antagonist and serotonin reuptake inhibitor we believe that lumateperone could improve symptoms of depression with fewer side effects than currently marketed antipsychotics and antidepressants. Dopamine modulation by lumateperone may also reduce irritability and aggression that can accompany many mood disorders. Lumateperone, as a standalone agent, indirectly enhances glutamatergic neurotransmission through both AMPA and NMDA channels in the prefrontal cortex via lumateperone’s dopamine D1 receptor activation. By enhancing AMPA neurotransmission, lumateperone also activates key proteins in the mTOR pathway which has shown antidepressant effects. As such, lumateperone may represent a potential treatment for mood disorders including major depressive disorder (MDD) and post-traumatic stress disorder.
Lumateperone is in Phase 3 clinical development as a novel treatment for MDD. Patient enrollment in Study 501 and Study 502, our global Phase 3 clinical trials evaluating lumateperone 42 mg as an adjunctive therapy to antidepressants for the treatment of MDD has commenced. We expect to file a supplemental New Drug Application, or sNDA, with the FDA for approval of lumateperone as an adjunctive therapy to antidepressants for the treatment of MDD in 2024. In the first quarter of 2020, as part of our lumateperone bipolar depression clinical program, we initiated our third monotherapy Phase 3 study, Study 403, evaluating lumateperone as monotherapy in the treatment of major depressive episodes associated with Bipolar I or Bipolar II disorder. Following the positive results in our adjunctive study that was part of our bipolar depression clinical program, Study 402, we amended Study 403 to evaluate major depressive episodes with mixed features in bipolar disorder in patients with Bipolar I or Bipolar II disorder and mixed features in patients with MDD. We expect to complete Study 403 in the second half of 2022 and following completion we intend to discuss the results with the FDA to determine whether Study 403, as amended, will provide supportive data for a potential future regulatory filing for this indication.
We have also initiated a Phase 3 study evaluating lumateperone for the prevention of relapse in patients with schizophrenia. The study is being conducted in five phases consisting of a screening phase, a 6-week, open-label run-in phase
during which all patients will receive 42 mg of lumateperone per day, a
12-week, open-label
stabilization phase during which all patients will receive 42 mg of lumateperone per day; a double-blind treatment phase 26 weeks in duration during which patients receive either 42 mg of lumateperone per day or placebo (1:1 ratio) and a 2-week safety follow-up
phase. This study is being conducted in accordance with our post approval marketing commitment to the FDA in connection with the approval of CAPLYTA for the treatment of schizophrenia as is typical for antipsychotics.
Other Indications for Lumateperone
Within the lumateperone portfolio, we are also developing a long-acting injectable, or LAI, formulation to provide more treatment options to patients suffering from mental illness. We have completed the preclinical development of an LAI formulation and in December 2020 we initiated a Phase 1 single ascending dose study of lumateperone LAI, a formulation of lumateperone designed to be administered subcutaneously and to maintain therapeutic levels of lumateperone for at least one month. This study is evaluating the pharmacokinetics, safety and tolerability of lumateperone LAI in patients with stable symptoms of schizophrenia. We are now exploring alternate sites of injection with this formulation as well as progressing other formulations. This will assist us in evaluating dosing strategies and formulation for our efficacy studies. The goal of our program is to develop LAI formulations that are effective, safe and well tolerated with treatment durations of one month and longer. Given the encouraging tolerability data to date with oral lumateperone, we believe that an LAI option, in particular, may lend itself to being an important formulation choice for certain patients.
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
ITI-1284-ODT-SL
is formulated as an oral solid dosage form

that dissolves almost instantly when placed under the tongue, allowing for ease of use in the elderly and may be particularly beneficial for patients who have difficulty swallowing conventional tablets. Phase 1 single and multiple ascending dose studies in healthy volunteers and healthy elderly volunteers (> than 65 years of age) evaluated the safety, tolerability and pharmacokinetics of
ITI-1284-ODT-SL.
In these studies, there were no reported serious adverse events in either age group. In the elderly cohort, reported adverse events were infrequent with the most common adverse event being transient dry mouth (mild). Based on these results, we have initiated our program evaluating
ITI-1284-ODT-SL
for the treatment of agitation in patients with probable Alzheimer’s disease. We are in discussions with the FDA regarding the non-clinical
toxicological profile of
ITI-1284-ODT-SL.
The FDA has informed us that they do not believe the deuterated and undeuterated forms of lumateperone are identical. As a result, the non-clinical
data from lumateperone may not be broadly applied to
ITI-1284-ODT-SL
and we may be required to conduct additional toxicology studies in non-rodent
species and this could delay the commencement of our clinical program. We expect to commence clinical conduct in this program in 2022. Additional studies in dementia-related psychosis, and certain depressive disorders in the elderly are also planned for 2022.
We have another major program that has yielded a portfolio of compounds that selectively inhibit the enzyme phosphodiesterase type 1, or PDE1. PDE1 enzymes are highly active in multiple disease states and our PDE1 inhibitors are designed to reestablish normal function in these disease states. Abnormal PDE1 activity is associated with cellular proliferation and activation of inflammatory cells. Our PDE1 inhibitors ameliorate both of these effects in animal models. We intend to pursue the development of our phosphodiesterase, or PDE, program, for the treatment of aberrant immune system activation in several CNS and non-CNS conditions
with a focus on diseases where excessive PDE1 activity has been demonstrated and increased inflammation is an important contributor to disease pathogenesis. Our potential disease targets include heart failure, immune system regulation, neurodegenerative diseases, cancers and other non-CNS disorders. Lenrispodun (ITI-214)
is our lead compound in this program. Following the favorable safety and tolerability results in our Phase 1 program, we initiated our development program for lenrispodun for Parkinson’s disease and commenced patient enrollment in the third quarter of 2017 in a Phase 1/2 clinical trial of lenrispodun in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory
endpoints. In the fourth quarter of 2018, we announced that the Phase 1/2 clinical trial of lenrispodun has been completed and topline results demonstrated lenrispodun was generally well-tolerated with a favorable safety profile and clinical signs consistent with improvements in motor symptoms and dyskinesias. We have initiated our Phase 2 clinical program with lenrispodun for Parkinson’s disease and expect to commence patient enrollment in the first half of 2022. In addition, in the second quarter of 2020, we announced topline results from
Study ITI-214-104, a
Phase 1/2 translational study of single ascending doses of lenrispodun in patients with chronic systolic heart failure with reduced ejection fraction. In this study, lenrispodun improved cardiac output by increasing heart contractility and decreasing vascular resistance. Agents that both increase heart contractility (inotropism) and decrease vascular resistance (vasodilation) are called inodilators. Inodilators in current clinical use are associated with the development of arrhythmias, which are abnormal heart rhythms that when serious can impair heart function and lead to mortality. Lenrispodun, which acts through a novel mechanism of action, was not associated with arrhythmias in this study and was generally well-tolerated in all patients.
We also have a development program with our
ITI-333
compound as a potential treatment for substance use disorders, pain and psychiatric comorbidities including depression and anxiety. There is a pressing need to develop new drugs to treat opioid addiction and safe, effective, non-addictive
treatments to manage pain.
ITI-333
is a novel compound that uniquely combines activity as an antagonist at serotonin 5-HT2A receptors
and a partial agonist at µ-opioid receptors. These combined actions support the potential utility of ITI-333 in
the treatment of opioid use disorder and associated comorbidities (e.g., depression, anxiety, sleep disorders) without opioid-like safety and tolerability concerns. In December 2020, we initiated a Phase 1 single ascending dose study evaluating the safety, tolerability and pharmacokinetics of
ITI-333
in healthy volunteers. This study was recently completed and
ITI-333
achieved plasma exposures at or above those required for efficacy and was generally safe and well-tolerated. We have received a grant from the National Institute on Drug Abuse under the Helping to End Addiction Long-term Initiative, or NIH HEAL Initiative, that we expect will fund a significant portion of the early stage clinical development costs associated with this program.
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
According to the American Psychiatric Association and the National Institute of Mental Health, about 1% of the population (2.4 million adults in the United States) suffer from schizophrenia in any given year. A landmark study funded by the National Institute of Mental Health, the Clinical Antipsychotic Trials of Intervention Effectiveness, also referred to as CATIE, which was published in The New England Journal of Medicine in September 2005, found that 74% of patients taking typical or atypical antipsychotics discontinued treatment within 18 months because of side effects or lack of efficacy.
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
According to the National Institute of Mental Health, an estimated 4.4% of adults in the United States (approximately 11 million adults in the United States) experience bipolar disorder at some time in their lives.

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
According to the National Institute of Mental Health, approximately 7.8% of adults experience MDD each year. The antidepressant market is primarily composed of selective serotonin reuptake inhibitors such as escitalopram and selective norepinephrine reuptake inhibitors, or SNRIs, such as duloxetine. Antipsychotics such as quetiapine, aripriprazole and Rexulti
®
are also used as adjunctive treatments with antidepressant treatment. The National Institute of Mental Health-funded Sequenced Treatment Alternatives to Relieve Depression, or STAR*D, study showed that only one-third
of treated patients experience complete remission of depressive symptoms. Nearly two-thirds
of patients with depression do not fully recover on an anti-depressant medication.
Behavioral Disturbances in Dementia
The World Health Organization estimates that approximately 55 million people worldwide have dementia, and there are nearly 10 million new cases every year. The Alzheimer’s Association estimated more than 6 million Americans were living with Alzheimer’s dementia (AD) in 2021. While the diagnostic criteria for AD and other dementias mostly focus on the related cognitive deficits, it is often the behavioral and psychiatric symptoms that are most troublesome for caregivers and lead to poor quality of life for patients. Several behavioral symptoms are quite prevalent in patients with dementia, including patients with AD. In view of the potential multiple effects of lumateperone on aggression, agitation, sleep disorders and depression, and its safety profile to date, we believe that lumateperone may provide a novel therapy for treating the behavioral disturbances accompanying dementia, including AD.
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

According to the National Parkinson Foundation, about 1 million people in the United States and more than 10 million people worldwide suffer from this disease. Parkinson’s disease is more common in people over 60 years of age, and the prevalence of this disease is expected to increase significantly as the average age of the population increases. Parkinson’s disease patients are commonly treated with dopamine replacement therapies, such as levodopa, commonly referred to as
L-DOPA,
which is metabolized to dopamine, and dopamine agonists, which are molecules that mimic the action of dopamine. Global Data estimated global sales of therapeutics such as
L-DOPA,
and dopamine agonists used to treat the disease to be nearly $4 billion in 2021.
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
Approximately 6.2 million adults in the United States have heart failure. About half of people who develop heart failure die within 5 years of diagnosis. Heart failure cost the nation an estimated $30.7 billion in 2021. This total includes the cost of health care services, medications to treat heart failure, and missed days of work. Current treatments prolong life and improve the heart’s function, but there is no cure. There is a pressing need for improved treatments to improve and reverse these changes in cardiac function.
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

The key elements of our strategy are to:

•	continue to commercialize CAPLYTA, which has been approved by the FDA for the treatment of schizophrenia in adults, in the United States;

•	commercialize CAPLYTA, which has been approved by the FDA for the treatment of bipolar depression in adults, in the United States;

•	complete the development of lumateperone for additional neuropsychiatric indications, such as MDD;

•
expand the commercial potential of lumateperone by investigating its usefulness in additional neurological areas, such as autism spectrum disorder, and in additional neuropsychiatric indications, such as sleep disorders associated with neuropsychiatric and neurological disorders;

•
continue to advance our other product candidates in clinical development such as lenrispodun, for the treatment of CNS and other disorders;
ITI-1284,
for the treatment of neuropsychiatric disorders and behavioral disturbances in dementia; and
ITI-333,
for substance use disorders, pain and psychiatric comorbidities including depression and anxiety; and

•	advance the earlier stage product candidates in our pipeline.
Intellectual Property
Our Patent Portfolio
As of February 1, 2022, we owned or controlled approximately 125 patent families filed in the United States and other major markets worldwide, including approximately 115 issued or allowed U.S. patents, 54 pending U.S. patent applications, 420 issued foreign patents and 359 pending foreign patent applications, directed to novel compounds, formulations, methods of treatment, synthetic methods, and platform technologies.
Lumateperone tosylate is
FDA-approved
as CAPLYTA
®
for the treatment of schizophrenia and for the treatment of bipolar depression. We have extensively characterized this compound and related compounds and filed additional patent applications on salt forms, polymorphs, pharmaceutical formulations, new indications, improved methods of manufacture, metabolites, derivatives, and structurally related novel compounds. As of February 1, 2022, our lumateperone program consisted of approximately 33 patent families that we own or control, filed in the United States and other major markets, including 43 issued U.S. patents, 22 pending U.S. patent applications, 167 issued foreign patents and 158 pending foreign patent applications. Thirteen patents are currently Orange Book listed in the United States. In addition to patent protection, lumateperone has five years of new chemical entity data exclusivity with the FDA, until December 2024. Patent protection for lumateperone includes:

Summary Description of Patent or Patent Application	United States or Foreign Jurisdiction	Expiration Date
ITI-007 Product Patent (approved drug product—lumateperone tosylate—in any pharmaceutical form)	Granted: US (10,464,938*), AU	March 12, 2028 (US: does not include expected 6-month extension in US for pediatric studies)

Summary Description of Patent or Patent Application	United States or Foreign Jurisdiction	Expiration Date
ITI-007 Crystal Form Patent (approved drug product—lumateperone tosylate—in solid crystalline form)
Granted:
	US (8,648,077*; 9,199,995*; 9,586,960*; RE48,825*), EP (AT, BE, BG, CH, CZ, DE, DK, EE, ES, FI, FR, GB, GR, HR, HU, IE, IT, LT, LU, LV, NL, NO, PL, PT, RO, SE, SI, SK, TR), AU, CA, CN, KR, HK, JP and MX	December 1, 2029 (US; does not include expected 6-month extension for pediatric studies; additional patent term extension possible through 2033**); March 12, 2029 (ex-US)
Pending in IL, IN

ITI-007 Dosage and Method of Treatment Patents (including schizophrenia, bipolar depression, sleep disorder indications)	Granted: US (8,598,119*; 9,186,258, 9,616,061*; 10,117,867*; 10,702,522; RE48,839*), AU, CN, JP, KR, MX Pending: US (continuation), EP, IN, KR (divisional), MX (divisional)	December 28, 2029 (US; does not include expected 6-month extension for pediatric studies; additional patent term extension possible through 2033**); May 27, 2029 (ex-US)

ITI-007 Residual Symptoms Patent (treatment of negative/residual symptoms of schizophrenia)
Granted:
US (9,956,227*; 10,960,009*; 11,026,951*), AU, EP, JP, KR, MX, RU
Pending: US (continuation), AU (divisional), JP (divisional), EP (divisional), IN, KR (divisional), MX (divisional), CA, BR IL, CN
December 3, 2034 (US and ex-US; does not include expected US 6-month extension for pediatric studies;)

Patents for Additional Dosage Forms	Granted: US (10,695,345*; 11,052,084) Pending: US (continuation), AU, CA, CN, EP, IN, IL, JP, KR, MX, RU	2037-2039

Patents for Additional Indications (including post-traumatic stress disorder, impulse control disorder, symptoms associated with dementia, acute depression, and acute anxiety)	Granted: US (11,053,245; 11,124,514) Granted or pending in US, EP, JP, and other countries	2033-2034

*	Orange-Book listed U.S. patents (NB: U.S. 8,598,119 and U.S. 9,586,960 have been requested for delisting as they have been superseded by RE48,839 and RE48,825, respectively)
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

Our
ITI-1284
program relates to novel lumateperone derivatives for the treatment of behavioral disturbances associated with dementia, and other central nervous system disorders. Six families of patent applications have been filed, which have already resulted in seven U.S. patents and fifteen foreign patents. The
ITI-1284
molecule has composition of matter protection to 2037, with possible extensions and additional Orange Book-listable protection to 2042.
Our program on PDE1 inhibitors for cognition, dopamine-mediated and other disorders, cardiovascular disorders, as well as several others, includes patent protection across 52 families, including 31 families for the lead molecule, lenrispodun, as well as a wide range of filings on other proprietary compounds and indications. The lenrispodun lead molecule has composition of matter protection to 2029, with possible extensions and additional Orange Book-listable protection to 2034. Additionally, we expect to have data exclusivity in the European Union for up to 11 years from commercial launch. We have obtained patent coverage for lenrispodun in the treatment of cardiovascular disorders, including heart failure, that extends to 2034. We are also evaluating potential follow-on
compounds for lenrispodun which would have patent protection beyond 2030.
Our
ITI-333
program relates to novel compounds for the
non-addictive
treatment of pain and for the treatment of opiate use disorder. 16 families of patent applications have been filed, including four families which have already resulted in four U.S. patents and one EP grant, as well as four other foreign grants. These patent families will protect the lead compound, as well as many other analogs under development, beyond 2037 (exclusive of any patent term extensions and regulatory exclusivities).
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
Under the agreement, we made an upfront payment of $1.0 million to BMS, a milestone payment of $1.25 million in December 2013, and a milestone payment of $1.5 million in December 2014 following the initiation of our first Phase 3 clinical trial for lumateperone for patients with schizophrenia. Upon FDA acceptance of a New Drug Application, or NDA, filing for lumateperone, we were obligated to pay BMS a $2.0 million milestone payment. The FDA accepted our NDA filing for lumateperone for the treatment of schizophrenia in the third quarter of 2018 and, as a result, we paid the milestone payment in the first quarter of 2019. The FDA approved our NDA filing on December 23, 2019 and as a result, we accrued $5.0 million related to that milestone in the fourth quarter of 2019 which was paid in the first quarter of 2020. Remaining potential milestone payments under the agreement with respect to lumateperone total $5.0 million if approvals to market the product are received in certain countries outside the U.S. Under the agreement, we may be obliged to make other milestone payments to BMS, for licensed products other than lumateperone, of up to an aggregate of approximately $14.75 million. We are also obliged to make tiered single digit percentage royalty payments ranging between 5 – 9% on sales of licensed products. We are obliged to pay to BMS a percentage of non-royalty
payments made in consideration of any sublicense.
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
Manufacturing
We do not own or operate manufacturing facilities for the production of CAPLYTA or any of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredient, or API, and finished product for commercial sales of CAPLYTA and for our preclinical research and clinical trials, including our ongoing and anticipated trials. We believe that we would be able to contract with other third-party contract manufacturers to obtain API if our existing sources of API were no longer available, but there is no assurance that API would be available from other third-party manufacturers on acceptable terms, on the timeframe that our business would require, or at all.
The Siegfried Supply Agreement
On January 4, 2017, we entered into a supply agreement, or the Siegfried Agreement, with Siegfried Evionnaz SA, or Siegfried. Under the Siegfried Agreement, Siegfried has agreed to manufacture and supply the API for lumateperone in commercial quantities. We agreed to provide Siegfried with a rolling forecast of our anticipated requirements for supply of the API. Under the agreement, our purchase prices for supply of the API from Siegfried are specified prices based on the volume of API produced. The initial term of the Siegfried Agreement was five years, and in December 2021, the term was extended to January 4, 2023. Either party may terminate the agreement prior to its expiration upon an uncured material breach by the other party, the liquidation or dissolution of the other party, the commencement of insolvency procedures or other bankruptcy-related proceedings that are not dismissed within a certain period of time, the appointment of any receiver, trustee or assignee to take possession of the properties of the other party, the cessation of all or substantially all of the other party’s business operations, a continuing force majeure event affecting the other party, or the debarment or certain other events involving the other party’s employees, affiliates or agents. Under the Siegfried Agreement, we have the right to and may purchase the API for lumateperone from other suppliers. As of December 31, 2021, the Company has committed to purchasing production campaigns of API from Siegfried that are expected to be delivered in the first half of 2022 through 2023.
The Lonza Manufacturing Services Agreement
On January 10, 2017, we entered into a manufacturing services agreement, or the Lonza Agreement, with Lonza Ltd., or Lonza. Under the Lonza Agreement, Lonza has agreed to manufacture lumateperone, with purchase prices determined in each project plan. We agreed to provide Lonza with a written forecast of our estimated quarterly requirements. The term of the Lonza Agreement ends on the later of the seventh anniversary of the effective date of the agreement or five years after the first marketing approval by the FDA or European Medicines Agency, or EMA, of lumateperone from the Lonza facility for commercial supply. Either party may terminate the agreement prior to its expiration upon a prior written notice, an uncured material breach by the other party, the insolvency, liquidation, dissolution or bankruptcy of the other party, or a continuing force majeure event affecting the other party, and may be extended by mutual consent. As of December 31, 2021, the Company has committed to purchasing a production campaign of API from Lonza that is expected to be delivered in the second half of 2022.
Development and commercial quantities of any products that we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval. We currently employ internal resources to manage our manufacturing contractors.

Commercial Operations
We initiated the commercial launch of CAPLYTA in the United States in late March 2020. In support of our commercialization efforts, we hired a national sales force initially consisting of approximately 240 sales representatives, and in support of the commercial launch of CAPLYTA for the treatment of bipolar depression in December 2021, we expanded our sales force to approximately 320 sales representatives. In the future, we may choose to commercialize CAPLYTA or any other products, in markets outside of the United States, if approved for sale in such markets, by establishing one or more strategic alliances.
Customers
We are currently approved to sell CAPLYTA for the treatment of schizophrenia in adults and for the treatment of bipolar depression in adults in the U.S. market. CAPLYTA is priced in line with other currently marketed branded antipsychotics indicated for the treatment of schizophrenia and for the treatment of bipolar depression. We distribute CAPLYTA principally through three third-party wholesale drug distributors whose concentration are between 28% and 40% of total sales.
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
Even if we are successful in commercializing CAPLYTA and developing and obtaining approval of our product candidates, we would compete with a variety of established drugs in the areas of our targeted CNS therapeutic indications. CAPLYTA for the treatment of schizophrenia and for the treatment of bipolar depression competes with, among other branded products, Latuda
®
, marketed by Sunovion, Rexulti
®
, marketed by Otsuka Pharmaceutical, VRAYLAR
®
, marketed by Allergan, LYBALVI
®
, marketed by Alkermes, and Fanapt
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
If post-approval conditions are not satisfied, the FDA may withdraw its approval of the drug. In addition, holders of an approved NDA are required to (i) report certain adverse reactions to the FDA and maintain pharmacovigilance programs to proactively look for these adverse events; (ii) comply with certain requirements concerning advertising and promotional labeling for their products; and (iii) continue to have quality control and manufacturing procedures conform to cGMPs after approval. The FDA periodically inspects the sponsor’s records related to safety reporting and/or manufacturing facilities, which includes assessment of on-going
compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. We intend to continue to use third-party manufacturers to produce our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including recall of the product from the market or withdrawal of approval of the NDA for that drug.
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
advertising, dissemination of
off-label
information, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new or supplemental NDA, which may require us to collect additional data or conduct additional nonclinical studies and clinical trials. Failure to comply with applicable FDA requirements may subject a company to adverse publicity, enforcement action by the FDA, corrective advertising, consent decrees and the full range of civil and criminal penalties available to the FDA.
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

•
The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain pharmaceutical manufacturers to engage in extensive tracking of payments and other transfers of value to physicians and teaching hospitals, and to submit such data to the Centers for Medicare and Medicaid Studies, or CMS, which will then make all of this data publicly available on the CMS website; and

•
Analogous state laws and regulations, including state anti-kickback and false claims laws, which may apply to items or services reimbursed under Medicaid and other state programs or, in several states,

apply regardless of the payer, as well as other state laws that require pharmaceutical companies to report expenses related to the marketing and promotion of pharmaceutical products, prohibit certain gifts or payments to health care providers in the state, and/or require pharmaceutical companies to implement compliance programs or marketing codes of conduct.

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
Human Capital
As of February 1, 2022, we employed 512 employees all of whom were full-time. We consider our relations with our employees to be good. To successfully commercialize CAPLYTA and develop our drug candidates, we must be able to attract and retain highly skilled personnel. We anticipate hiring a number of additional employees during 2022. We continually evaluate the business need and opportunity and balance in-house
expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantial clinical trial work to clinical research organizations and drug manufacturing to contract manufacturers.
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
ITI, Inc., or ITI) through a reverse merger transaction on August 29, 2013, or the Merger. ITI was incorporated in Delaware in May 2001 to focus primarily on the development of novel drugs for the treatment of neuropsychiatric and neurologic diseases and other disorders of the central nervous system. Effective upon the Merger, a wholly owned subsidiary of the Company merged with and into ITI. ITI and ITI Limited continue as the operating subsidiaries of the Company. As used herein, the words the “Company,” “we,” “us,” and “our” refer to Intra-Cellular Therapies, Inc. and its wholly owned subsidiaries, ITI, Inc. and ITI Limited.
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
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, including those highlighted in this section below, that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in more detail in the risk factors below, alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

•
In order to execute our business plan and achieve profitability, we need to effectively commercialize CAPLYTA, which received FDA approval in December 2019 for the treatment of schizophrenia in adults and in December 2021 for the treatment of bipolar depression in adults.

•
If we do not obtain regulatory approval of lumateperone for other indications in the United States, or for any indication in foreign jurisdictions, we will not be able to market lumateperone for other indications or in other jurisdictions, which will limit our commercial revenues.

•
If our newly established sales and marketing capabilities or our third-party relationships for the commercialization of lumateperone are not effective, lumateperone may not be successfully commercialized.

•	We have generated limited revenue from product sales and there is no guarantee that our revenue from the sale of CAPLYTA or other product candidates, if approved, will be substantial.

•	There is no guarantee that our planned clinical trials for lumateperone will be successful.

•	We expect our net losses to continue for at least a few years and are unable to predict the extent of future losses or when we will become profitable, if ever.

•	We may require additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

•
Even though the FDA has granted approval of CAPLYTA for the treatment of schizophrenia and bipolar depression, the terms of the approval may limit its commercial potential. Additionally, CAPLYTA is still subject to ongoing regulatory requirements.

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

•
The
COVID-19
pandemic could continue to have a material impact on our business, financial condition and results of operations, including our commercial operations and sales, clinical trials and preclinical studies.

•	Numerous factors could result in substantial volatility in the trading price of our stock.

•	The price of our common stock could be subject to volatility related or unrelated to our operations.

•	Our management has broad discretion over the use of our cash and we may not use our cash effectively, which could adversely affect our results of operations.

Risks Related to Our Business
In order to execute our business plan and achieve profitability, we need to effectively commercialize CAPLYTA, which received FDA approval in December 2019 for the treatment of schizophrenia in adults and in December 2021 for the treatment of bipolar depression in adults.
CAPLYTA is our only drug that has been approved for sale and it has been approved only for the treatment of schizophrenia in adults and bipolar depression in adults in the United States. We are focusing a significant portion of our activities and resources on CAPLYTA, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize CAPLYTA for the treatment of schizophrenia in adults and for the treatment of bipolar depression in adults in the United States.
Successful commercialization of CAPLYTA is subject to many risks. We have never, as an organization, launched or commercialized any other product, and there is no guarantee that we will be able to successfully commercialize CAPLYTA for its approved indications. There are numerous examples of failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. We expect that continued commercial success of CAPLYTA for the treatment of schizophrenia and bipolar depression will depend on many factors, including the following:

•	the efficacy, cost, approved use, and side-effect profile of CAPLYTA regimens relative to competitive treatment regimens for the treatment of schizophrenia and bipolar depression;

•	the effectiveness of our commercial strategy for the marketing of CAPLYTA, including our pricing strategy and the effectiveness of our efforts to obtain adequate third-party reimbursements;

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
While we believe that CAPLYTA for the treatment of schizophrenia and bipolar depression has a commercially competitive profile, we cannot accurately predict the amount of revenue that will be generated from the sale of CAPLYTA. If we do not effectively commercialize CAPLYTA, we will not be able to execute our business plan and may not be able to achieve profitability. If our revenues, market share and/or other indicators of market acceptance of CAPLYTA do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.
If we do not obtain regulatory approval of lumateperone for other indications in the United States, or for any indication in foreign jurisdictions, we will not be able to market lumateperone for other indications or in other jurisdictions, which will limit our commercial revenues.
While CAPLYTA has been approved by the FDA for the treatment of schizophrenia and bipolar depression in adults, lumateperone has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for these indications or for any other indication. In order to market lumateperone for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of CAPLYTA by the FDA for the treatment of schizophrenia and bipolar depression does not ensure that foreign jurisdictions will also approve CAPLYTA for those indications, nor does it ensure that lumateperone will be approved by the FDA for additional indications. Lumateperone is in Phase 3 clinical development as an adjunctive therapy for the treatment of MDD. There is no guarantee that any ongoing or future studies of lumateperone in other indications will be successful, or that the FDA or any regulatory authority in foreign jurisdictions will approve lumateperone for any of those indications. The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and we have not yet identified all of the requirements that we will need to satisfy to submit lumateperone for approval for other indications or in other jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support our NDA submission in schizophrenia or our sNDA submissions in bipolar depression. In addition, strategic considerations need to be taken into account when determining whether and when to submit lumateperone for approval in other jurisdictions. If we do not receive marketing approval for lumateperone for any other indication or from any regulatory agency outside of the United States, we will never be able to commercialize lumateperone for any other indication in the United States or for any indication in any other jurisdiction. Even if we do receive additional regulatory approvals, we may not be successful in commercializing those opportunities.
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
Prior to the commercial launch of CAPLYTA in late March 2020, we had no experience as a company in marketing drugs or with respect to pricing and obtaining adequate third-party reimbursement for drugs. We continue to build our commercial organization and capabilities in the United States in order to market CAPLYTA for the treatment of schizophrenia and bipolar depression. We will need to successfully complete the expansion of our capabilities and/or enter into arrangements with third parties to sell and market CAPLYTA for the treatment of schizophrenia and bipolar depression and, if approved, our other product candidates. If our sales and marketing capabilities or our third-party relationships for the commercialization of our products are not effective, our business could be materially harmed.
We have generated limited revenue from product sales and there is no guarantee that our revenue from the sale of CAPLYTA will be substantial.
Our ability to generate revenue from product sales and achieve profitability depends on our ability to successfully commercialize CAPLYTA for the treatment of schizophrenia and bipolar depression in adults in the United States and to complete the development of and obtain regulatory approvals necessary to commercialize lumateperone in other indications and our other product candidates. We have a limited operating history on which to evaluate our business and prospects. To date, we have generated limited product revenues from CAPLYTA and we cannot guarantee that CAPLYTA will be successfully commercialized or that any of our product candidates currently in development will ever become marketable products.
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

Lumateperone is in Phase 3 clinical development as a novel treatment for MDD. In the first quarter of 2020, as part of our lumateperone bipolar depression clinical program, we initiated our third monotherapy Phase 3 study, Study 403, evaluating lumateperone as monotherapy in the treatment of major depressive episodes associated with Bipolar I or Bipolar II disorder. Following the positive results in our adjunctive study that was part of our bipolar depression clinical program, Study 402, we amended Study 403 to evaluate major depressive episodes with mixed features in bipolar disorder in patients with Bipolar I or Bipolar II disorder and mixed features in patients with MDD. We expect to complete Study 403 in the second half of 2022 and following completion we intend to discuss the results with the FDA to determine whether Study 403, as amended, will provide supportive data for a potential future regulatory filing for this indication.
In addition, we intend to pursue the development of our PDE program, including lenrispodun for the treatment of several CNS and non-CNS
conditions, including cardiovascular disease. Following the favorable safety and tolerability results in our Phase 1 program, we initiated our development program for lenrispodun for Parkinson’s disease. In the fourth quarter of 2018, we announced that the Phase 1/2 clinical trial of lenrispodun has been completed and topline results demonstrated lenrispodun was generally well-tolerated with a favorable safety profile and clinical signs consistent with improvements in motor symptoms and dyskinesias. We have initiated our Phase 2 clinical program with lenrispodun for Parkinson’s disease and expect to commence patient enrollment in the first half of 2022. In addition, in the second quarter of 2020, we announced topline results from Study
ITI-214-104,
a Phase 1/2 translational study of single ascending doses of lenrispodun in patients with chronic systolic heart failure with reduced ejection fraction. In this study, lenrispodun improved cardiac output by increasing heart contractility and decreasing vascular resistance. Agents that both increase heart contractility (inotropism) and decrease vascular resistance (vasodilation) are called inodilators. Inodilators in current clinical use are associated with the development of arrhythmias, which are abnormal heart rhythms that when serious can impair heart function and lead to mortality. Lenrispodun, which acts through a novel mechanism of action, was not associated with arrhythmias in this study and was generally well-tolerated in all patients.
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
The historical rate of failures for product candidates in clinical development and late-stage clinical trials is high. We are conducting and plan to conduct further clinical trials in lumateperone in indications beyond schizophrenia and bipolar depression, and there is no guarantee that we will have the same level of success in these trials as we have had in certain of our previous clinical trials, or be successful at all.
In addition, although we believe that lumateperone and
follow-on
compounds may also have clinical utility in indications other than schizophrenia and bipolar depression, such as behavioral disturbances in dementia, intermittent explosive disorder, non-motor
disorders associated with Parkinson’s disease, obsessive compulsive disorder and anxiety disorders and post-traumatic stress disorder, we have never tested lumateperone in Phase 3 clinical trials in the patient populations for these other indications, except for our
ITI-007-201
Phase 3 trial in patients with a clinical diagnosis of probable AD and clinically significant symptoms of agitation, which we determined to discontinue following our independent data monitoring committee’s recommendation that the study should be stopped for futility.
If we do not successfully complete clinical development and obtain approval of lumateperone in indications beyond schizophrenia and bipolar depression, we will be unable to market, sell and generate revenue from lumateperone in any of these other indications. Even though we have successfully completed certain clinical trials for CAPLYTA in patients with schizophrenia and bipolar depression, those results are not necessarily predictive of results of future trials that may be needed before we may submit an NDA to the FDA for any indication beyond schizophrenia and bipolar depression. Of the vast number of drugs in development, only a small percentage result in the submission of an NDA to the FDA, and even less result in the NDA ultimately being approved by the FDA for commercialization.
We expect our net losses to continue for at least a few years and are unable to predict the extent of future losses or when we will become profitable, if ever.
We have experienced significant net losses since inception. As of December 31, 2021, we had an accumulated deficit of approximately $1.2 billion. We expect to incur net losses over the next few years as we advance our programs and incur significant clinical development costs. To date, we have received limited revenues from the commercialization of CAPLYTA. Prior to our commercial launch of CAPLYTA in late March 2020, substantially all of our revenues were from our license and collaboration agreement with Takeda and our agreements with various U.S. governmental agencies and other parties, including our research and development grants. To obtain revenues from lumateperone, we must successfully commercialize lumateperone in its approved indications. To obtain revenues from our product candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.
We may require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.
We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, investment securities and restricted cash totaled $413.7 million at December 31, 2021. In January 2022, we completed an underwritten public offering of shares of our common stock resulting in net proceeds to us of approximately $433.7 million, after deducting underwriting discounts and commissions and offering expenses.
With our cash, cash equivalents and investment securities, including the net proceeds from our public offering in January 2022, we intend to fund the following: commercialization activities in connection with the commercialization of CAPLYTA for the treatment of schizophrenia and bipolar depression; the development of lumateperone in our late stage clinical programs; the development of our other product candidates, including
ITI-1284,
lenrispodun and
ITI-333;
working capital needs in connection with the commercialization of CAPLYTA; and the remaining proceeds, if any, to fund new and ongoing research and development activities, manufacturing activities in connection with new products, general corporate purposes, including general and administrative expenses, capital expenditures, working capital and prosecution and maintenance of our intellectual property. Accordingly, we will continue to require substantial additional capital beyond the net proceeds from our January 2022 offering to continue our clinical development and commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.
Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the amount of product sales from lumateperone;

•	the costs of maintaining and expanding our sales and marketing capabilities for lumateperone;

•
the costs of preparing applications for regulatory approvals for lumateperone in additional indications other than in schizophrenia and bipolar depression, and potentially in jurisdictions other than the United States, and for other product candidates, as well as the costs required to support review of such applications;

•	the costs of manufacturing and distributing lumateperone for commercial use in the United States;

•
our ability to obtain regulatory approval for, and subsequently generate product sales from, lumateperone in additional indications other than in schizophrenia and bipolar depression or in jurisdictions other than the United States;

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

Delays, suspensions and terminations in our clinical trials or the need to conduct additional clinical or nonclinical trials could result in increased costs to us, delay our ability to generate product revenues and therefore may have a material adverse effect on our business, results of operations and future growth prospects.
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
ITI-007-201
trial.
Many of these factors may also ultimately lead to denial of regulatory approval of a current or potential product candidate. If we experience delays, suspensions or terminations in a clinical trial or are required to conduct additional clinical or nonclinical trials, our costs will increase, the commercial prospects for the related product candidate will be harmed, and our ability to generate product revenues will be delayed.
Even though the FDA has granted approval of CAPLYTA for the treatment of schizophrenia and bipolar depression, the terms of the approval may limit its commercial potential. Additionally, CAPLYTA is still subject to ongoing regulatory requirements.
Even though the FDA has granted approval of CAPLYTA, the scope and terms of the approval may limit our ability to commercialize CAPLYTA and, therefore, our ability to generate substantial sales revenues. The FDA has approved CAPLYTA only for the treatment of schizophrenia and bipolar depression in adults. The label for CAPLYTA also contains a “boxed” warning that elderly patients with dementia-related psychosis treated with antipsychotic drugs are at an increased risk of death and that CAPLYTA is not approved for the treatment of patients with dementia-related psychosis.
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
Further, we are currently conducting clinical trials for our product candidates in many countries, including the United States, Europe, Russia and Ukraine and may expand to other geographies. Timely enrollment of, completion of and reporting on our clinical trials is dependent upon these global clinical trial sites which are, or in the future may be, adversely affected by political instability or conflict. For example, in connection with Studies 501, 502 and 503 for MDD and Study 403 for major depressive episodes with mixed features in bipolar disorder, we have third-party clinical sites located in Ukraine and Russia, which are experiencing significant conflict. Political instability and conflict in Ukraine and Russia, and any other areas in the world where we have clinical operations, may delay our trials and negatively affect our business and operations in those regions.

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

CAPLYTA has only recently been, and our other product candidates have never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale. In particular, we will need to develop a larger scale manufacturing process that is more efficient and cost-effective to commercialize our potential products, which may not be successful.
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
We have no manufacturing facilities and have limited experience in the manufacturing of drugs or in designing drug-manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, our product candidates, including lumateperone, for clinical trials and to produce lumateperone for commercial sales. For example, in January 2017, we entered into a supply agreement with Siegfried under which Siegfried has agreed to manufacture and supply the API for lumateperone in commercial quantities. Each month, we will provide Siegfried with a rolling forecast of our anticipated requirements for supply of the API. Under the Siegfried Agreement, we have the right to and may purchase the API for lumateperone from other suppliers. In addition, in January 2017, we entered into a manufacturing services agreement with Lonza under which Lonza has agreed to manufacture and supply the API for lumateperone commercial quantities, with purchase prices determined in each project plan. We agreed to provide Lonza with a written forecast of our estimated quarterly requirements. While we believe that there are alternative sources available to manufacture our product candidates, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts. If our existing or planned third-party manufacturing arrangements are terminated or if the sources of supply from such arrangements are inadequate and we must seek supply agreements from alternative sources, we may be unable to enter into such agreements or do so on commercially reasonable terms, which could delay a product launch or subject our commercialization efforts to significant supply risk.
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
In addition, the facilities used by our contract manufacturers or other third-party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections conducted following our request for regulatory approval for our product candidates from the FDA. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our product candidates may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. The FDA or similar foreign regulatory agencies may also implement new standards at any time, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. We have little control over our manufacturers’ compliance with these regulations and standards. A failure of any of our current or future contract manufacturers to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates or the ultimate launch of products, if approved, into the market. Failure by our current or future third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market
approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical studies, regulatory submissions, approvals or commercialization of our product candidates or approved product, entail higher costs or impair our reputation.
We will need to continue to manage our organization and we may encounter difficulties with our staffing and any future transitions, which could adversely affect our results of operations.
We will need to manage our operations and facilities effectively in order to advance our drug development programs (including lumateperone,
ITI-1284,
lenrispodun and
ITI-333),
facilitate any future collaborations, and pursue other development activities. It is possible that our infrastructure may be inadequate to support our future efforts and growth. In particular, we will need to further develop information technology systems and internal sales, marketing, and distribution capabilities for any drug that we may successfully develop, including additional indications for CAPLYTA. We may not successfully manage our operations and, accordingly, may not achieve our research, development, and commercialization goals.
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
CAPLYTA, which was approved by the FDA in December 2019 for the treatment of schizophrenia in adults in the United States and in December 2021 for the treatment of bipolar depression in adults in the United States, is our only drug that has been approved for sale by any regulatory body. We initiated the commercial launch of

CAPLYTA in late March 2020. As such, as an organization, this was the first time we have launched or commercialized any pharmaceutical product. In order to continue to successfully market CAPLYTA, we must continue to develop our sales, marketing, managerial, compliance, and related capabilities or make arrangements with third parties to perform these services. If we are unable to maintain and develop adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to continue to appropriately commercialize and generate revenue from sales of CAPLYTA and may not become profitable.
We are employing our own internal sales force to commercialize CAPLYTA for the treatment of schizophrenia and bipolar depression as part of our commercialization strategy in the United States. We are competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully complete the hiring of our U.S. sales force and refine and further develop our sales force.
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
As of December 31, 2021, we had net operating loss carryforwards, or NOLs, of approximately $543.4 million, which are available to reduce any future federal and state taxable income, of which $131.1 million will begin to expire at various dates through 2037 and $412.3 million do not expire. The use of our NOLs may be restricted due to changes in our ownership, including as a result of our public offerings.
Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, changes in our ownership (as defined by the foregoing sections of the Code) may limit the amount of NOLs and tax credit carryforwards that could be utilized annually in the future to offset taxable income.
For the years ended December 31, 2021, 2020 and 2019, we performed a Section 382 ownership analysis and determined that no ownership change occurred (within the meaning of Section 382 of the Code) as a result of our public offerings in 2020. Our previous ownership analysis, through December 31, 2015, reflected an ownership change occurred as a result of our 2015 public offerings. Although an ownership analysis with respect to the January 2022 public offering has not been performed, we do not believe that the Section 382 annual limitation will impact our ability to utilize the tax attributes that existed as of the date of the ownership change in a material manner.
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
On March 27, 2020, the United States enacted The Coronavirus Aid, Relief and Economic Security (CARES) Act which includes several significant business tax provisions, of which the immediate relevance to the Company is the acceleration of refunds of previously generated corporate AMT credits. The CARES Act also adds an employee retention credit to encourage employers to maintain headcounts even if employees cannot report to work because of issues related to the coronavirus, a temporary provision allowing companies to defer remitting to the government the employee share of some payroll taxes, among other things. The Company reviewed the provisions and there was not a material tax impact on its financial statements for the years ended December 31, 2021 and 2020.
The Company did reclassify its deferred tax asset related to the AMT tax credit carryforward of $0.3 million to a current tax receivable in the first quarter of 2020 upon the filing of its tax return for year ended December 31, 2019 and received the refund in July 2020.
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
The
COVID-19
pandemic could continue to have a material impact on our business, financial condition and results of operations, including our commercial operations and sales, clinical trials and preclinical studies.
In December 2019, a novel strain of
coronavirus, SARS-CoV-2,
which causes coronavirus disease
2019 (COVID-19), surfaced
in Wuhan, China. Since
then, SARS-CoV-2 and COVID-19 have
spread to countries worldwide, including the United States.
The COVID-19 pandemic
continues to evolve, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. In response to the spread of SARS-CoV-2 and COVID-19, we
have instructed the majority of our office-based employees to work from home. In connection with our commercial launch of CAPLYTA, which is approved by FDA for the treatment of schizophrenia and bipolar depression in adults, our commercial organization and sales force and medical organization continue to have significantly reduced personal interactions with physicians and customers and continue to conduct many promotional activities virtually, and elected to cease in-person
interactions with physicians and customers entirely for some period of time in the interest of employee and community safety. Even though certain of our sales force and medical organization are able to have personal interactions with physicians and customers, we may have to cease such personal interactions depending on the COVID-19 situation.
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
In response to
the COVID-19 pandemic,
in March 2020, the FDA announced its intention to temporarily postpone most inspections of foreign manufacturing facilities and products, as well as routine surveillance inspections of domestic manufacturing facilities, and it also provided guidance regarding the conduct of clinical trials, which has been further updated several times since that time. In mid-2020,
the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic
in line with its user fee performance goals and conducting mission-critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. The FDA subsequently publicized its development and use of an internal rating system called the
COVID-19
Advisory Rating system, to assist in determining when and where it is safest to conduct such inspections based on data about the virus’s trajectory in a given country, state and locality and the rules and guidelines that are put in place by foreign, state and local governments. As of October 2021, FDA is either continuing to, on a case-by-case basis,
conduct only “mission-critical” inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include pre-approval inspections,
or PAIs. Foreign PAIs that are not deemed mission-critical remain postponed, while those deemed mission-critical will be considered for inspection on a case-by-case basis.
FDA will use similar data to inform resumption of other prioritized operations abroad as it becomes feasible and advisable to do so.
During the global response to the
COVID-19
pandemic, moreover, there have been strategic redeployments of government resources to priority projects, including FDA and EMA resources and staff, which could have an impact on the timeline for review and approval of new marketing applications. Over the course of the pandemic, FDA’s new drug review programs continued to meet key performance goals related to working with applicants and approving NDAs and NDA supplements, although the agency has also stated that the uncertainty of the
COVID-19
situation may make it difficult to sustain that level of performance indefinitely. The FDA may not be able to maintain its normal pace with respect to new drug applications and delays or setbacks are possible in the future. The FDA has told industry that it intends to be as transparent as possible about its workload and performance metrics as the situation evolves, and also that it intends to communicate proactively with applicants during the review cycle regarding the need for a pre-approval
inspection and whether such PAI is considered “mission-critical.”
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
Our commercial success depends on obtaining and maintaining proprietary rights to our products and product candidates and technologies and their uses, as well as successfully defending these rights against third-party challenges. We will only be able to protect our products and product candidates, proprietary technologies, and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. We have patent rights under issued patents in many cases covering our lumateperone, lenrispodun and
ITI-333
development programs. Nonetheless, the issued patents and patent applications covering our primary technology programs remain subject to uncertainty and continuous monitoring and action by us due to a number of factors, including:

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
The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. The standards of the U.S. Patent and Trademark Office, or USPTO, are uncertain and could change in the future. Consequently, the issuance and scope of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, and U.S. patents may be subject to reexamination proceedings in the USPTO (and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office), which proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. Similarly, opposition or invalidity proceedings could result in loss of rights or reduction in the scope of one or more claims of a patent in foreign jurisdictions. In addition, such interference, reexamination and opposition proceedings may be costly. Accordingly, rights under any issued patents may not provide us with sufficient protection against competitive products or processes.
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
For example, CAPLYTA for the treatment of schizophrenia and the treatment of bipolar depression compete with, among other branded products, Latuda
®
, marketed by Sunovion, Rexulti
®
, marketed by Otsuka Pharmaceutical, VRAYLAR
®
, marketed by Allergan, LYBALVI
®
, marketed by Alkermes, and Fanapt
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
In addition, many of our competitors and their collaborators have substantially greater capital and research and development resources, manufacturing, sales and marketing capabilities, and production facilities. Smaller companies also may prove to be significant competitors, particularly through proprietary research discoveries and collaboration arrangements with large pharmaceutical and established biotechnology companies. Many of our competitors have products that have been approved or are in advanced development and may develop superior technologies or methods to identify and validate drug targets and to discover novel small molecule drugs. Our competitors, either alone or with their collaborators, may succeed in developing drugs that are more effective, safer, more affordable, or more easily administered than ours, have fewer side effects than ours, and may achieve patent protection or commercialize drugs sooner than us. Our competitors may also develop alternative therapies that could further limit the market for any drugs that we may develop. Our failure to compete effectively could have a material adverse effect on our business.
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
Although we currently have product liability insurance that covers our clinical trials and the commercialization of CAPLYTA for the treatment of schizophrenia and bipolar depression, we may need to increase and expand this coverage, including if lumateperone is approved for the treatment of indications beyond schizophrenia and bipolar depression or if other product candidates are approved for commercial sale. This insurance may be prohibitively expensive or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products that we or our collaborators develop. If we determine that it is prudent to increase our product liability coverage, we may be unable to obtain such increased coverage on acceptable terms or at all. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. Our liability could exceed our total assets if we do not prevail in a lawsuit from any injury caused by our drug products. Product liability claims could have a material adverse effect on our business and results of operations.
Our business is affected by macroeconomic conditions.
Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties, including those resulting from the current and future conditions in the global financial markets. For instance, if inflation or other factors were to significantly increase our business costs, it may not be feasible to pass price increases on to our customers due to the process by which healthcare providers are reimbursed for our product by the government. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the value of our investments and our ability to liquidate our investments in order to fund our operations. We purchase or enter into a variety of financial instruments and transactions, including high-grade corporate bonds and commercial paper. If any of the issuers or counter parties to these instruments were to default on their obligations, it could materially reduce the value of the transaction and adversely affect our cash flows. Interest rates and the ability to access credit markets could also adversely affect the ability of our customers and distributors to purchase, pay for and effectively distribute our products. Similarly, these macroeconomic factors could affect the ability of our suppliers and manufacturers to supply or manufacture our product.
Risks Related to Owning Our Common Stock
Numerous factors could result in substantial volatility in the trading price of our stock.
During the year ended December 31, 2021, the price per share of our common stock on the Nasdaq Global Select Market has ranged from a high of $55.20 to a low of $28.40. We have several stockholders who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.
In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	the success of our commercialization of CAPLYTA in the United States for the treatment of schizophrenia and bipolar depression;

•	timing and announcement of regulatory developments, submissions and approvals or preliminary, interim or final results of clinical trials;

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;

•	announcements of medical innovations or new products or product candidates by our competitors;

•	issuance of new or changed securities analysts’ reports or recommendations for our stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	market conditions in the biopharmaceutical industry;

•	any future sales of our common stock or other securities in connection with raising additional capital or otherwise;

•	any major change to the composition of our board of directors or management; and

•	general economic conditions and slow or negative growth of our markets.
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
We may need to satisfy our future cash needs through public or private sales of our equity securities, sales of debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of our products, product candidates and technology and, to a lesser extent, grant funding, although there can be no assurances such financing can be obtained. We filed a universal shelf registration statement on Form
S-3
with the SEC, which was declared effective on September 12, 2019, on which we registered for sale up to $350 million of any combination of our common stock, preferred stock, debt securities, warrants, rights, and/or units from time to time and at prices and on terms that we may determine, including up to $75 million of common stock which we could offer and sell, from time to time at our sole discretion, under our at-the-market
program sales agreement that we entered into with SVB Leerink LLC in August 2019. In the quarter ended June 30, 2020, we sold 230,000 shares of common stock under our
“at-the-market”
equity program which resulted in our receiving net proceeds of $5.6 million in July 2020. In the quarter ended September 30, 2020, we issued an additional 512,791 shares of common stock under our
“at-the-market”
equity program and received approximately $12.3 million of net proceeds. On September 10, 2020, we terminated the
“at-the-market”
equity program agreement with SVB Leerink LLC. In addition, on January 6, 2020, we filed an automatic shelf registration statement on Form
S-3
with the SEC, which became effective upon filing, on which we registered for sale an unlimited amount of any combination of our common stock, preferred stock, debt securities, warrants, rights, and/or units from time to time and at prices and on terms that we may determine, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. These registration statements will remain in effect for up to three years from the respective dates they became effective. In January 2022, we completed an underwritten public offering of 10,952,381 shares of our common stock resulting in net proceeds to us of approximately $433.7 million, after deducting underwriting discounts and commissions and offering expenses. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or grant licenses on terms that are not favorable to us.
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
As a result of the death of Richard Lerner, M.D., who was an independent director and served on the Audit Committee, we are not in compliance with certain Nasdaq listing requirements, and if we do not regain compliance, we could face delisting from the Nasdaq.
Richard Lerner, M.D., who was a member of our Board of Directors, passed away in December 2021. Dr. Lerner was a member of the Company’s Audit Committee and Nominating and Governance Committee. As a result of Dr. Lerner’s death, we are no longer in compliance with Nasdaq Marketplace Rule 5605(c)(2)(A) because our Audit Committee no longer has at least three members. We have received notice that we must regain full compliance before the earlier of our next annual stockholders’ meeting or December 2, 2022 or, if the next annual stockholders’ meeting is held before May 31, 2022, no later than May 31, 2022. If we fail to regain compliance within such time period, our common stock may be subject to de-listing from
Nasdaq.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. The description of our Business set forth in Item 1, the Risk Factors set forth in this Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 as well as other sections in this report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:

•	the accuracy of our estimates regarding expenses, revenues, uses of cash, cash equivalents and investment securities, capital requirements and the need for additional financing;

•	our expectations regarding our commercialization of CAPLYTA, including the impact of COVID-19 on the commercialization of CAPLYTA and our ability to adapt our approach as appropriate;

•	the duration and severity of the COVID-19 pandemic and its impact on our business;

•	the supply and availability of and demand for our product;

•	the initiation, cost, timing, progress and results of our development activities, non-clinical studies and clinical trials;

•
the timing of and our ability to obtain and maintain regulatory approval, or submit an application for regulatory approval, of lumateperone and our other existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates;

•	our plans to research, develop and commercialize lumateperone and our other current and future product candidates;

•	the election by any collaborator to pursue research, development and commercialization activities;

•	our ability to obtain future reimbursement and/or milestone payments from our collaborators;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our ability to obtain and maintain intellectual property protection for our product candidates;

•	our ability to successfully commercialize lumateperone and our other product candidates;

•	the size and growth of the markets for lumateperone and our other product candidates and our ability to serve those markets;

•	the rate and degree of market acceptance of any current or future products;

•	the success of competing drugs that are or become available;

•	regulatory developments in the United States and other countries;

•	the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials;

•	our ability to obtain additional financing;

•	our use of the proceeds from our securities offerings;

•	any restrictions on our ability to use our net operating loss carryforwards;

•	our exposure to investment risk, interest rate risk and capital market risk; and

•	our ability to attract and retain key scientific, management or sales and marketing personnel.
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
Stockholders
As of February 25, 2022, we had 93,593,748 outstanding shares of common stock and no outstanding shares of preferred stock. As of February 25, 2022, there were approximately 82 holders of record of our outstanding shares of common stock.
Unregistered Sales of Securities
Not applicable.
Issuer Purchases of Equity Securities
Not applicable.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the notes to those statements appearing elsewhere in this Annual Report on Form
10-K.
This section of this Annual Report on Form 10-K generally discusses the fiscal years ended December 31, 2021 and 2020 items and year to year comparisons between the fiscal years ended December 31, 2021 and 2020. The discussion around results of operations for the fiscal year ended December 31, 2019 and a comparison of our results for the fiscal years ended December 31, 2020 and 2019 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal year ended December 31, 2020, filed with the SEC on February 25, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the Risk Factors set forth in Item 1A of this Annual Report on Form
10-K
for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a biopharmaceutical company focused on the discovery, clinical development and commercialization of innovative, small molecule drugs that address underserved medical needs primarily in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system, or CNS. In December 2019, CAPLYTA (lumateperone) was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of schizophrenia in adults (42mg/day) and we initiated the commercial launch of CAPLYTA in late March 2020. In support of our commercialization efforts, we employ a national sales force. In December 2021, CAPLYTA was approved by the FDA for the treatment of bipolar depression in adults (42mg/day). CAPLYTA is the only
FDA-approved
treatment for depressive episodes associated with bipolar I or II disorder (bipolar depression) in adults as monotherapy and as adjunctive therapy with lithium or valproate. We initiated the commercial launch of CAPLYTA for the treatment of bipolar depression in late December 2021. In support of the commercial launch of lumateperone for the treatment of bipolar depression, we have expanded our sales force from approximately 240 sales representatives to approximately 320 sales representatives. As used in this report, “CAPLYTA” refers to lumateperone approved by the FDA for the treatment of schizophrenia in adults and for the treatment of bipolar depression in adults, and “lumateperone” refers to, where applicable, CAPLYTA as well as lumateperone for the treatment of indications beyond schizophrenia and bipolar depression.
Lumateperone is in Phase 3 clinical development as a novel treatment for major depressive disorder, or MDD. Patient enrollment in Study 501 and Study 502, our global Phase 3 clinical trials evaluating lumateperone 42 mg as an adjunctive therapy to antidepressants for the treatment of MDD has commenced. We expect to file an sNDA with the FDA for approval of lumateperone as an adjunctive therapy to antidepressants for the treatment of MDD in 2024. In the first quarter of 2020, as part of our lumateperone bipolar depression clinical program, we initiated our third monotherapy Phase 3 study, Study 403, evaluating lumateperone as monotherapy in the treatment of major depressive episodes associated with Bipolar I or Bipolar II disorder. Following the positive results in our adjunctive study that was part of our bipolar depression clinical program, Study 402, we amended Study 403 to evaluate major depressive episodes with mixed features in bipolar disorder in patients with Bipolar I or Bipolar II disorder and mixed features in patients with MDD. We expect to complete Study 403 in the second half of 2022 and following completion we intend to discuss the results with the FDA to determine whether Study 403, as amended, will provide supportive data for a potential future regulatory filing for this indication.
We have also initiated a Phase 3 study evaluating lumateperone for the prevention of relapse in patients with schizophrenia. The study is being conducted in five phases consisting of a screening phase, a 6-week, open-

label run-in phase
during which all patients will receive 42 mg of lumateperone per day, a
12-week, open-label
stabilization phase during which all patients will receive 42 mg of lumateperone per day; a double-blind treatment phase 26 weeks in duration during which patients receive either 42 mg of lumateperone per day or placebo (1:1 ratio) and a 2-week safety follow-up
phase. This study is being conducted in accordance with our post approval marketing commitment to the FDA in connection with the approval of CAPLYTA for the treatment of schizophrenia as is typical for antipsychotics.
Within the lumateperone portfolio, we are also developing a long-acting injectable, or LAI, formulation to provide more treatment options to patients suffering from mental illness. We have completed the preclinical development of an LAI formulation and in December 2020 we initiated a Phase 1 single ascending dose study of lumateperone LAI, a formulation of lumateperone designed to be administered subcutaneously and to maintain therapeutic levels of lumateperone for at least one month. This study is evaluating the pharmacokinetics, safety and tolerability of lumateperone LAI in patients with stable symptoms of schizophrenia. We are now exploring alternate sites of injection with this formulation as well as progressing other formulations. This will assist us in evaluating dosing strategies and formulation for our efficacy studies. The goal of our program is to develop LAI formulations that are effective, safe and well tolerated with treatment durations of one month and longer. Given the encouraging tolerability data to date with oral lumateperone, we believe that an LAI option, in particular, may lend itself to being an important formulation choice for certain patients.
We are developing
ITI-1284-ODT-SL
for the treatment of behavioral disturbances in patients with dementia, the treatment of dementia-related psychosis and for the treatment of certain depressive disorders, in the elderly.
ITI-1284-ODT-SL
is a deuterated form of lumateperone, a new molecular entity formulated as an oral disintegrating tablet for sublingual administration.
ITI-1284-ODT-SL
is formulated as an oral solid dosage form that dissolves almost instantly when placed under the tongue, allowing for ease of use in the elderly and may be particularly beneficial for patients who have difficulty swallowing conventional tablets. Phase 1 single and multiple ascending dose studies in healthy volunteers and healthy elderly volunteers (> than 65 years of age) evaluated the safety, tolerability and pharmacokinetics of
ITI-1284-ODT-SL.
In these studies, there were no reported serious adverse events in either age group. In the elderly cohort, reported adverse events were infrequent with the most common adverse event being transient dry mouth (mild). Based on these results, we have initiated our program evaluating
ITI-1284-ODT-SL
for the treatment of agitation in patients with probable Alzheimer’s disease. We are in discussions with the FDA regarding the non-clinical
toxicological profile of
ITI-1284-ODT-SL.
The FDA has informed us that they do not believe the deuterated and undeuterated forms of lumateperone are identical. As a result, the non-clinical
data from lumateperone may not be broadly applied to
ITI-1284-ODT-SL
and we may be required to conduct additional toxicology studies in non-rodent
species and this could delay the commencement of our clinical program. We expect to commence clinical conduct in this program in 2022. Additional studies in dementia-related psychosis, and certain depressive disorders in the elderly are also planned for 2022.
We have another major program that has yielded a portfolio of compounds that selectively inhibit the enzyme phosphodiesterase type 1, or PDE1. PDE1 enzymes are highly active in multiple disease states and our PDE1 inhibitors are designed to reestablish normal function in these disease states. Abnormal PDE1 activity is associated with cellular proliferation and activation of inflammatory cells. Our PDE1 inhibitors ameliorate both of these effects in animal models. We intend to pursue the development of our phosphodiesterase, or PDE, program, for the treatment of aberrant immune system activation in several CNS and non-CNS conditions
with a focus on diseases where excessive PDE1 activity has been demonstrated and increased inflammation is an important contributor to disease pathogenesis. Our potential disease targets include heart failure, immune system regulation, neurodegenerative diseases, cancers and other non-CNS disorders. Lenrispodun (ITI-214)
is our lead compound in this program. Following the favorable safety and tolerability results in our Phase 1 program, we initiated our development program for lenrispodun for Parkinson’s disease and commenced patient enrollment in the third quarter of 2017 in a Phase 1/2 clinical trial of lenrispodun in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory
endpoints. In the fourth quarter of 2018, we announced that the Phase 1/2 clinical trial of lenrispodun has been completed and topline results demonstrated lenrispodun was generally well-tolerated with a favorable safety profile and clinical signs consistent with improvements in motor symptoms and dyskinesias. We have initiated our Phase 2 clinical program with lenrispodun for Parkinson’s disease and expect to commence patient enrollment in the first half of 2022. In addition, in the second quarter of 2020, we announced topline results from
Study ITI-214-104, a
Phase 1/2 translational study of single ascending doses of lenrispodun in patients with chronic systolic heart failure with reduced ejection fraction. In this study, lenrispodun improved cardiac output by increasing heart contractility and decreasing vascular resistance. Agents that both increase heart contractility (inotropism) and decrease vascular resistance (vasodilation) are called inodilators. Inodilators in current clinical use are associated with the development of arrhythmias, which are abnormal heart rhythms that when serious can impair heart function and lead to mortality. Lenrispodun, which acts through a novel mechanism of action, was not associated with arrhythmias in this study and was generally well-tolerated in all patients.
We also have a development program with
our ITI-333 compound
as a potential treatment for substance use disorders, pain and psychiatric comorbidities including depression and anxiety. There is a pressing need to develop new drugs to treat opioid addiction and safe, effective, non-addictive
treatments to manage pain.
ITI-333
is a novel compound that uniquely combines activity as an antagonist at serotonin 5-HT2A receptors
and a partial agonist at µ-opioid receptors. These combined actions support the potential utility of ITI-333 in
the treatment of opioid use disorder and associated comorbidities (e.g., depression, anxiety, sleep disorders) without opioid-like safety and tolerability concerns. In December 2020, we initiated a Phase 1 single ascending dose study evaluating the safety, tolerability and pharmacokinetics of
ITI-333
in healthy volunteers. This study was recently completed and
ITI-333
achieved plasma exposures at or above those required for efficacy and was generally safe and well-tolerated. We have received a grant from the National Institute on Drug Abuse under the Helping to End Addiction Long-term Initiative, or NIH HEAL Initiative, that we expect will fund a significant portion of the early stage clinical development costs associated with this program.
We have assembled a management team with significant industry experience to lead the commercialization of our product and the discovery, development and potential commercialization of our product candidates. We complement our management team with a group of scientific and clinical advisors that includes recognized experts in the fields of schizophrenia, bipolar depression and other CNS disorders.
COVID-19
In December 2019, a novel strain of
coronavirus, SARS-CoV-2,
which causes coronavirus disease 2019
(COVID-19),
surfaced in Wuhan, China. Since then,
SARS-CoV-2
and
COVID-19
have spread to countries worldwide, including the United States. The
COVID-19
pandemic continues to evolve, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. In response to the spread of
SARS-CoV-2
and
COVID-19,
we have instructed the majority of our office-based employees to work from home.
In connection with our commercial launch of CAPLYTA, which is approved by FDA for the treatment of schizophrenia and bipolar depression in adults, our commercial organization and sales force and medical organization are having significantly reduced personal interactions with physicians and customers and continue to conduct many promotional activities virtually, and elected to cease in-person
interactions with physicians and customers entirely for some period of time in the interest of employee and community safety. Even though certain of our sales force and medical organization are having personal interactions with physicians and customers, we may have to cease such personal interactions depending on the
COVID-19
situation. In addition, the
COVID-19
situation has resulted in a decrease in the number of patient visits to healthcare providers. As a result of the
COVID-19
pandemic, or similar pandemics, we may experience disruptions that could severely impact our business, including our ability to successfully commercialize our only commercial product, CAPLYTA, in the United States, and these disruptions could negatively impact our sales of CAPLYTA. Business interruptions from the current or future pandemics may also adversely impact the third parties we rely on to sufficiently manufacture CAPLYTA and to produce our product candidates in quantities we require, which may impair the commercialization and our research and development activities.

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
In response to
the COVID-19 pandemic,
in March 2020, the FDA announced its intention to temporarily postpone most inspections of foreign manufacturing facilities and products, as well as routine surveillance inspections of domestic manufacturing facilities, and it also provided guidance regarding the conduct of clinical trials, which has been further updated several times since that time. In mid-2020,
the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic
in line with its user fee performance goals and conducting mission-critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. The FDA subsequently publicized its development and use of an internal rating system called the
COVID-19
Advisory Rating system, to assist in determining when and where it is safest to conduct such inspections based on data about the virus’s trajectory in a given country, state and locality and the rules and guidelines that are put in place by foreign, state and local governments. As of October 2021, FDA is either continuing to, on a case-by-case basis,
conduct only “mission-critical” inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include pre-approval inspections,
or PAIs. Foreign PAIs that are not deemed mission-critical remain postponed, while those deemed mission-critical will be considered for inspection on a case-by-case basis.
FDA will use similar data to inform resumption of other prioritized operations abroad as it becomes feasible and advisable to do so.
During the global response to the
COVID-19
pandemic, moreover, there have been strategic redeployments of government resources to priority projects, including FDA and EMA resources and staff, which could have an impact on the timeline for review and approval of new marketing applications. Over the course of the pandemic, FDA’s new drug review programs continued to meet key performance goals related to working with applicants and approving NDAs and NDA supplements, although the agency has also stated that the uncertainty of the
COVID-19
situation may make it difficult to sustain that level of performance indefinitely. The FDA may not be able to maintain its normal pace with respect to new drug applications and delays or setbacks are possible in the future. The FDA has told industry that it intends to be as transparent as possible about its workload and performance metrics as the situation evolves, and also that it intends to communicate proactively with applicants during the review cycle regarding the need for a pre-approval
inspection and whether such PAI is considered “mission-critical.”
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
Revenues
Net revenues from product sales consist of sales of CAPLYTA, which was approved by the FDA for the treatment of schizophrenia in adults in December 2019 and for the treatment of bipolar depression in adults in December 2021. We initiated the commercial launch of CAPLYTA in late March 2020. During the years ended December 31, 2021 and 2020, net sales increased from approximately $22.5 million for the year ended December 31, 2020 to approximately $81.7 million for the year ended December 31, 2021. In addition, we had approximately $2.1 million of grant revenues for the year ended December 31, 2021, compared to approximately $0.3 million of grant revenues for the year ended December 31, 2020. We have received and may continue to receive grants from U.S. government agencies and foundations.
We do not expect any revenues that we may generate in the next few years to be significant enough to completely fund our operations.
Expenses
The process of researching, developing and commercializing drugs for human use is lengthy, unpredictable and subject to many risks. We are unable with certainty to estimate either the costs or the timelines in which those costs will be incurred. The costs associated with the commercialization of CAPLYTA will be substantial and will be incurred prior to our generating sufficient revenue to offset these costs. Costs for the clinical development of lumateperone for the treatment of MDD consumes and, together with our anticipated clinical development programs for lenrispodun, will continue to consume a large portion of our current, as well as projected, resources. We intend to pursue other disease indications that lumateperone may address, but there are significant costs associated with pursuing FDA approval for those indications, which would include the cost of additional clinical trials.
Our PDE program has a compound, lenrispodun
(ITI-214),
in Phase 1/2 development. We intend to pursue the development of our PDE program, including lenrispodun for the treatment of several CNS and non-CNS
conditions. We have ongoing development programs for lenrispodun for Parkinson’s disease. Our other projects are still in the preclinical stages, and will require extensive funding not only to complete preclinical testing, but to commence and complete clinical trials. Expenditures that we incur on these projects will be subject to availability of funding in addition to the funding required for the advancement of lumateperone. Any failure or delay in the advancement of lumateperone could require us to re-allocate
resources from our other projects to the advancement of lumateperone, which could have a material adverse impact on the advancement of these other projects and on our results of operations.
Our operating expenses are comprised of (i) costs of product sales; (ii) research and development expenses; (iii) general and administrative expenses and (iv) selling expenses.

Costs of product sales are comprised of:

•	direct costs of formulating, manufacturing and packaging drug product;

•	overhead costs consisting of labor, share-based compensation, shipping, outside inventory management and other miscellaneous operating costs; and

•	royalty payments on product sales.
Our research and development costs are comprised of:

•	internal recurring costs, such as costs relating to labor and fringe benefits, materials, supplies, facilities and maintenance; and

•	fees paid to external parties who provide us with contract services, such as pre-clinical testing, manufacturing and related testing, clinical trial activities and license milestone payments.
Selling expenses are incurred in three major categories:

•	salaries and related benefit costs of a dedicated sales force;

•	sales operation costs; and

•	marketing and promotion expenses.
General and administrative expenses are incurred in three major categories:

•	salaries and related benefit costs;

•	patent, legal, and professional costs; and

•	office and facilities overhead.
Product sold through December 31, 2021 consisted of drug product that was previously charged to research and development expense prior to FDA approval of CAPLYTA and other direct, indirect, and overhead costs required to make final product for sale. Because the Company’s prior policy did not allow for the capitalization of pre-approval
product, the cost of drug product sold is lower than it would have been and has a positive impact on our cost of product sales for the years ended December 31, 2021 and 2020. The Company’s reported cost of product sales as a percentage of product sales, net was 9.8% or approximately $8.0 million for the year ended December 31, 2021, as compared to 8.4% or approximately $1.9 million for the year ended December 31, 2020, of which more than half related to royalty payments accrued to BMS.
We will expect to continue to have this favorable impact on cost of product sales and related product gross margins until our sales of CAPLYTA include drug product that is manufactured entirely after the FDA approval. We are currently unable to estimate how long it will be until we begin selling product entirely manufactured post FDA approval.
We expect that research and development expenses will increase as we proceed with our clinical trials, increased manufacturing of drug product for clinical trials and pre-clinical
development activities. We also expect that our selling, general and administrative costs will increase from prior periods primarily due to costs associated with promotional activities to support the commercial sales of CAPLYTA as well as cost associated with building and maintaining infrastructure, which will include hiring additional personnel and increasing technological capabilities. We granted significant shared-based awards in 2020 and 2021. We expect to continue to grant share-based awards in the future due to our growing employee base, which will increase our share-based compensation expense in future periods.

The following table sets forth our revenues, operating expenses, interest income, net and income tax expense for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Revenues, net	$83,803	$22,813	$61
Expenses
Cost of product sales	8,035	1,895	—
Research and development	88,845	65,782	89,125
Selling, general and administrative	272,611	186,364	64,948

Total costs & expenses	369,491	254,041	154,073

Loss from operations	(285,688)	(231,228)	(154,012)
Interest income, net	1,568	4,235	6,292
Income tax expense	(6)	(13)	(2)

Net loss	$(284,126)	$(227,006)	$(147,722)

Comparison of Years Ended December 31, 2021 and December 31, 2020
Total Revenues, Net
Total revenues, net for the year ended December 31, 2021 were approximately $83.8 million compared to $22.8 million for the year ended December 31, 2020. Net product sales were approximately $81.7 million for the year ended December 31, 2021 and $22.5 million for the year ended December 31, 2020. Net product sales were comprised of sales of CAPLYTA, which was approved by the FDA for the treatment of schizophrenia on December 20, 2019 and became available to wholesalers in March 2020. In addition, revenue from a government grant was approximately $2.1 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively.
Cost of Product Sales
Cost of product sales was approximately $8.0 million and $1.9 million for the years ended December 31, 2021 and 2020, respectively. Cost of product sales consisted primarily of product royalty fees, overhead and direct costs. Product sold through December 31, 2021 consisted of drug product that was previously charged to research and development expense prior to FDA approval of CAPLYTA and other direct, indirect, overhead costs required to make final product for sale. This minimal cost drug product had a positive impact on our cost of product sales and related product gross margins for the years ended December 31, 2021 and 2020.
We will continue to have a lower cost of product sales that excludes the cost of the drug product that was incurred prior to FDA approval until our sales of CAPLYTA include drug product that is entirely manufactured after the FDA approval. We expect that this will be the case for the near-term and as a result, our cost of product sales will be less than we anticipate it will be in future periods.

Research and Development Expenses

	2021	2020
External costs	$53,166	$38,791
Internal costs	35,679	26,991

Total Research and development expenses	$88,845	$65,782
Lumateperone costs	$48,633	$32,884
Manufacturing costs of drug candidates	4,960	5,585
Share- based compensation	11,456	8,415
Other projects and overhead	23,796	18,898

Total Research and development expenses	$88,845	$65,782

Research and development expenses increased to $88.8 million for the year ended December 31, 2021 as compared to $65.8 million for the year ended December 31, 2020, representing an increase of approximately $23.0 million, or 35%. This increase is due primarily to an increase of $15.7 million for lumateperone clinical trial and other costs, approximately $4.9 million for other projects and overhead, including the
ITI-1284,
ITI-214,
and
ITI-333
programs, among others, and approximately $3.0 million for share-based compensation expense. Internal costs increased by approximately $8.7 million for the period due primarily to labor related costs and share-based compensation.
As the development of lumateperone progresses, we anticipate research and development costs for lumateperone programs to increase moderately due primarily to conducting ongoing and planned Phase 3 and other clinical trials relating to our lumateperone programs in the next several years. We are also required to complete non-clinical
testing to obtain FDA approval and manufacture material needed for clinical trial use, which includes non-clinical
testing of the drug product and drug product in anticipation of possible additional FDA approvals of lumateperone for indications beyond schizophrenia and bipolar depression.
As of December 31, 2021, we employed 67 full time personnel in our research and development group as compared to 43 full time personnel in our research and development group at December 31, 2020. The increase is due primarily to additional personnel for our clinical operations team as we continue our research for our lumateperone and other programs. We expect to hire additional staff as we increase our development efforts and grow our business in the upcoming years.
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
Selling, General and Administrative Expenses
Selling, general and administrative costs for the year ended December 31, 2021 were $272.6 million as compared to $186.4 million in the year ended December 31, 2020, which represents an increase of 46%. which was due to an increase in selling costs and an increase in general and administrative expenses as discussed below.
Selling costs were $203.5 million for the year ended December 31, 2021 as compared to $132.5 million in the year ended December 31, 2020, or an increase of 54%. This increase is primarily due to an increase in sales related labor costs of $10.6 million and commercialization costs of $56.6 million. Salaries, bonuses and related benefit costs for our sales and marketing functions for the year ended December 31, 2021 and 2020 constituted approximately 35% and 46%, respectively, of our selling costs. We expect selling costs to increase moderately as we expanded our sales force at the end of 2021 in anticipation of the launch of CAPLYTA for bipolar depression and anticipate increased marketing costs related to that launch.
General and administrative expenses for the year ended December 31, 2021 were $69.1 million in 2021 as compared to $53.9 million for the same period in 2020, an increase of 28%. This increase is due to increases in share based compensation expense of $7.1 million, labor and related expenses of $3.7 million, information technology services of $1.3 million, and the remainder consisting of insurance, professional fees, lease expense, and other administrative expenses. Salaries, bonuses and related benefit costs for our general and administrative functions for the years ended December 31, 2021 and 2020 constituted approximately 57% and 53%, respectively, of our general and administrative costs.
We expect selling, general and administrative costs to increase in 2022 as compared to the year ended December 31, 2021. We are expanding post approval marketing, including increased efforts to educate physicians due to the limitations related to the COVID-19
virus pandemic and market access efforts as well as our administrative infrastructure.

Interest Income
Interest income has decreased to approximately $1.6 million from $4.2 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This decrease is primarily a result of lower interest rates during 2020 and decreases in cash balances from 2020 to 2021.
Income Taxes
In September 2016, the Company licensed certain intellectual property rights to its wholly-owned subsidiary, ITI Limited, which was formed in the third quarter of 2016. Although the license of intellectual property rights did not result in any gain or loss in the consolidated statements of operations, the transaction generated taxable net income in the United States in 2016. We utilized a portion of our available federal and state net operating loss carryforwards to offset the majority of this net income but incurred approximately $1.1 million of AMT related to intercompany transactions that were treated as tax expense in our consolidated statement of operations in 2016. On December 22, 2017, the “Tax Cuts and Jobs Act,” or TCJA, granted a refund of the AMT or a reduction of taxes in future periods. The Company has therefore recognized a benefit of approximately $1.1 million for these taxes in 2017. The Company received approximately $0.6 million in 2019 and the remainder in 2020.
Liquidity and Capital Resources
Through December 31, 2021, we provided funds for our operations by obtaining a total of approximately $1.6 billion of cash primarily through public and private offerings of our common stock and other securities, grants from government agencies and foundations and payments received under a terminated license and collaboration agreement. In the year ended December 31, 2021, we have collected approximately $87.3 million from product sales, which we believe will increase going forward. We do not believe that grant revenue will be a significant source of funding in the near future.
As of December 31, 2021, we had a total of approximately $413.7 million in cash and cash equivalents and available-for-sale
investment securities, including $1.4 million in restricted cash, and approximately $53.4 million of short-term liabilities consisting entirely of liabilities from operations, including approximately $6.7 million of short-term lease obligations. In the year ended December 31, 2021, we spent approximately $348.8 million in cash for operations and equipment. We have sources of cash which included $87.3 million of collected product sales and $1.6 million of interest income, resulting in net cash used in operations of $259.9 million. The use of cash was primarily for selling and marketing costs in connection with our commercial launch of CAPLYTA, conducting clinical trials and non-clinical
testing, product manufacturing, and funding recurring operating expenses.
In January 2022, we completed an underwritten public offering of shares of our common stock resulting in net proceeds to us of approximately $433.7 million, after deducting underwriting discounts and commissions and offering expenses.
Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Annual Report. During that time, we expect that our expenses will increase substantially due primarily to our commercialization activities and related infrastructure expansion in connection with the commercialization of CAPLYTA for the treatment of schizophrenia and for the treatment of bipolar depression; the development of lumateperone in our late stage clinical programs; the development of our other product candidates, including lenrispodun; the continuation of manufacturing activities for anticipated future sales of product and in connection with the development of lumateperone; and general operations.
For 2022, we expect to spend up to $500 million primarily related to the marketing and commercialization of CAPLYTA, lumateperone clinical development including clinical trial conduct, regulatory activities, manufacturing and inventory production, expansion of our administrative infrastructure and other development activities. Our other development activities will include efforts related to our
ITI-1284,
lenrispodun
and ITI-333
programs, among others. However,
the COVID-19
pandemic may negatively impact our commercialization of CAPLYTA, our ability to complete our ongoing or planned nonclinical and clinical trials, our ability to obtain approval of any product candidates from the FDA or other regulatory authorities, and our workforce and therefore our research, development and commercialization activities. This may ultimately have a material adverse effect on our liquidity, although we are unable to make any prediction with certainty given the rapidly changing nature of the pandemic and governmental and other responses to it.
We may require significant additional financing in the future to continue to fund our operations. We believe that we have the funding in place to commercialize CAPLYTA in patients with schizophrenia and bipolar depression. We also plan to fund additional clinical trials of lumateperone for the treatment of depressive disorders and other CNS disorders; preclinical and clinical development of our
ITI-007
long acting injectable development program; additional clinical trials of lumateperone; clinical development of
ITI-1284,
continued clinical development of our PDE product candidates, including lenrispodun; research and preclinical development of our other product candidates; and the continuation of manufacturing activities in connection with the development of lumateperone. We may require additional funds for further development of lumateperone in patients with depressive disorders and other indications, and for development of our other product candidates. We have incurred losses in every year since inception with the exception of 2011, when we received an up-front
fee and a milestone payment related to a license agreement that has been terminated. These losses have resulted in significant cash used in operations.
In the year ended December 31, 2021, we spent approximately $348.8 million in cash for operations and equipment. We have sources of cash which included $87.3 million of collected product sales and $1.6 million of interest income, resulting in net cash used in operations of $259.9 million. While we have several research and development programs underway, the lumateperone program has advanced the furthest and will continue to consume increasing amounts of cash for conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct the activities necessary to pursue FDA approval of lumateperone beyond schizophrenia and bipolar depression and our other product candidates, as well as commercialization efforts, we expect the amount of cash to be used to fund operations to increase over the next several years.
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
If adequate funds are not available to us on a timely basis, we may be required to: (1) delay, limit, reduce or terminate nonclinical studies, clinical trials or other clinical development activities for one or more of our product candidates, including our lead product candidate lumateperone, lenrispodun, and our other product candidates; (2) delay, limit, reduce or terminate our discovery research or pre-clinical
development activities; (3) enter into licenses or other arrangements with third parties on terms that may be unfavorable to us or sell, license or relinquish rights to develop or commercialize our product candidates, technologies or intellectual property at an earlier stage of development and on less favorable terms than we would otherwise agree; or (4) limit or reduce commercialization efforts related to CAPLYTA.
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
As part of the process of preparing our financial statements, we are required to estimate expenses resulting from the obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate clinical trial expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the clinical trial as measured by subject progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account various clinical information provided by vendors and discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations, clinical sites and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. For the year ended December 31, 2021 we had no material change in estimate which related to the prior year estimates of accrued expenses for clinical trials. For the years ended December 31, 2020 and 2019, we recorded a change in estimate of approximately $2.3 million and $5.3 million, respectively, both related to the prior year estimates of accrued expenses for clinical trials that resulted in a reduction of research and development expenses.

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
Interest Rate Sensitivity.
 As of December 31, 2021, we had cash, cash equivalents, marketable securities and restricted cash of approximately $413.7 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates, although the recent decline in interest rates has resulted in our unrealized loss on investments, net, as of December 31, 2021 of approximately $0.9 million and an unrealized gain on investments, net, in 2020 totaling approximately $0.5 million. We plan on holding those investments to maturity, and should interest rates rise, there would be no recognition of impairment required. Declines in interest rates, however, would reduce future investment income.
Inflation Risk
. Inflation generally may affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases of our product. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment, management believes that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria
.
Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting. This report appears further below in this Item 9A.

Changes in Internal Controls
There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Intra-Cellular Therapies, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Intra-Cellular Therapies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Intra-Cellular Therapies, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Baltimore, MD
March 1, 2022

Item 9B.	OTHER INFORMATION
Not applicable.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance” and “Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation,” “Compensation Discussion and Analysis,” “Management and Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Risks Related to Compensation Practices and Policies” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a).	The following documents are filed as part of this annual report on Form 10-K:

Item 15(a)(1) and (2)	See “Index to Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on
Form 10-K.
Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits
The following is a list of exhibits filed as part of this Annual Report on Form
10-K.

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
2.1		Agreement and Plan of Merger, dated as of August 23, 2013, by and among the Registrant, ITI, Inc. and Intra-Cellular Therapies, Inc.		8-K (Exhibit 2.1)	8/29/2013	000-54896

2.2		Agreement and Plan of Merger, dated as of August 29, 2013, by and between the Registrant and Intra-Cellular Therapies, Inc., relating to the name change of the Registrant.		8-K (Exhibit 2.2)	9/5/2013	000-54896

3.1		Restated Certificate of Incorporation of the Registrant, as amended.		10-Q (Exhibit 3.1)	8/9/2021	001-36274

3.2		Certificate of Merger relating to the Merger of ITI, Inc. with and into Intra-Cellular Therapies, Inc., filed with the Secretary of State of the State of Delaware on August 29, 2013.		8-K (Exhibit 3.3)	9/5/2013	000-54896

3.3		Certificate of Ownership and Merger relating to the Merger of Intra-Cellular Therapies, Inc. with and into the Registrant, filed with the Secretary of State of the State of Delaware on August 29, 2013, relating to the name change of the Registrant.		8-K (Exhibit 3.4)	9/5/2013	000-54896

3.4		Restated Bylaws of the Registrant.		8-K (Exhibit 3.5)	9/5/2013	000-54896

4.1		Form of common stock certificate.		8-K (Exhibit 4.1)	9/5/2013	000-54896

4.2		Description of securities.	X

10.1	.1	License Agreement dated as of May 31, 2005 by and between Bristol-Meyers Squibb Company and Intra-Cellular Therapies, Inc.**		8-K/A (Exhibit 10.1.1)	10/31/2013	000-54896

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

	.2	Amendment No. 1 to License Agreement dated as of November 3, 2010 by and between Bristol-Meyers Squibb Company and Intra-Cellular Therapies, Inc.		8-K (Exhibit 10.1.2)	9/5/2013	000-54896

10.2	.1	Supply Agreement dated as of January 4, 2017 by and between Siegfried Evionnaz SA and ITI Limited.***		8-K (Exhibit 10.1)	1/5/2022	001-36274

	.2	Amendment to Supply Agreement dated as of December 24, 2021 by and between Siegfried Evionnaz SA and ITI Limited.		8-K (Exhibit 10.1)	12/29/2021	001-36274

10.3		Master Services Agreement, effective as of January 10, 2017, by and between ITI Limited and Lonza Ltd.***		10-Q (Exhibit 10.1)	11/9/2020	001-36274

10.4		Employment Agreement effective as of February 26, 2008 by and between Sharon Mates, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.3)	9/5/2013	000-54896

10.5	.1	Employment Agreement effective as of August 3, 2015 by and between Michael I. Halstead and Intra-Cellular Therapies, Inc.*		10-Q (Exhibit 10.1)	11/5/2015	001-36274

	.2	Amendment No. 1 to Employment Agreement dated as of November 9, 2016 by and between Michael I. Halstead and Intra-Cellular Therapies, Inc.*		10-Q (Exhibit 10.1)	11/9/2016	001-36274

10.6		Employment Agreement effective as of February 26, 2008 by and between Lawrence J. Hineline and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.4)	9/5/2013	001-36274

10.7		Employment Agreement effective as of October 15, 2018 by and between Mark Neumann and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.9)	2/27/2019	001-36274

10.8		Employment Agreement effective as of September 12, 2018 by and between Suresh Durgam, M.D. and Intra-Cellular Therapies, Inc.*	X

10.9		Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of September 1, 2003 by and between Sharon Mates, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.8)	9/5/2013	000-54896

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.10	Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of July 29, 2014 by and between Michael Halstead and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.11)	3/12/2015	001-36274

10.11	Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of December 1, 2003 by and between Lawrence J. Hineline and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.9)	9/5/2013	000-54896

10.12	Employee Proprietary Information, Inventions, Inventions, and Non-Competition Agreement effective as of December 10, 2018 by and between Mark Neumann and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.16)	2/27/2019	001-36274

10.13	Employee Proprietary Information, Inventions, Inventions, and Non-Competition Agreement effective as of September 12, 2018 by and between Suresh Durgam, M.D. and Intra-Cellular Therapies, Inc.*	X

10.14	Form of Indemnification Agreement by and between the Company and its directors and executive officers.*		8-K (Exhibit 10.13)	9/5/2013	000-54896

10.15	2003 Equity Incentive Plan, as amended.*		8-K (Exhibit 10.14)	9/5/2013	000-54896

10.16	Form of Stock Option Agreement under the 2003 Equity Incentive Plan, as amended.*		8-K (Exhibit 10.15)	9/5/2013	000-54896

10.17	Amended and Restated 2013 Equity Incentive Plan.*		8-K (Exhibit 10.1)	6/18/2015	001-36274

10.18	Form of Stock Option Agreement under the 2013 Equity Incentive Plan.*		10-K (Exhibit 10.19)	3/25/2014	001-36274

10.19	Amended and Restated 2018 Equity Incentive Plan.*		8-K (Exhibit 10.1)	5/28/2020	001-36274

10.20	Form of Stock Option Agreement under the 2018 Equity Incentive Plan.*		8-K (Exhibit 10.2)	6/21/2018	001-36274

10.21	Form of Director Stock Option Agreement under the 2018 Equity Incentive Plan.*		8-K (Exhibit 10.3)	6/21/2018	001-36274

10.22	Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan.*		8-K (Exhibit 10.4)	6/21/2018	001-36274

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.23	Form of Director Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan.*		8-K (Exhibit 10.5)	6/21/2018	001-36274

10.24	Form of Stock Option Agreement under the Amended and Restated 2018 Equity Incentive Plan.*		10-Q (Exhibit 10.2)	8/10/2020	001-36274

10.25	Form of Director Stock Option Agreement under the Amended and Restated 2018 Equity Incentive Plan.*		10-Q (Exhibit 10.3)	8/10/2020	001-36274

10.26	Form of Restricted Stock Unit Agreement under the Amended and Restated 2018 Equity Incentive Plan.*		10-Q (Exhibit 10.4)	8/10/2020	001-36274

10.27	Form of Director Restricted Stock Unit Agreement under the Amended and Restated 2018 Equity Incentive Plan.*		10-Q (Exhibit 10.5)	8/10/2020	001-36274

10.28	Non-Employee Director Compensation Policy, as amended.*		10-Q (Exhibit 10.1)	8/9/2021	001-36274

10.29	Redemption Agreement dated as of August 29, 2013 by and between the Registrant and NLBDIT 2010 Services, LLC.		8-K (Exhibit 10.17)	9/5/2013	000-54896

10.30	Indemnity Agreement dated as of August 29, 2013 by and among the Registrant, Intra-Cellular Therapies, Inc. and Samir N. Masri.		8-K (Exhibit 10.18)	9/5/2013	000-54896

10.31	Registration Rights Agreement dated as of August 29, 2013 by and among Intra-Cellular Therapies, Inc., the stockholders named therein and the Registrant.		8-K (Exhibit 10.19)	9/5/2013	000-54896

10.32	Intra-Cellular Therapies, Inc. 2019 Inducement Award Plan.*		10-K (Exhibit 10.32)	3/2/2020	001-36274

10.33	Form of Restricted Stock Unit Agreement under the 2019 Inducement Award Plan.*		10-K (Exhibit 10.33)	3/2/2020	001-36274

10.34	Form of Stock Option Agreement under the 2019 Inducement Award Plan.*		10-K (Exhibit 10.34)	3/2/2020	001-36274

21.1	Subsidiaries.		10-K (Exhibit 21.1)	3/1/2017	001-36274

23.1	Consent of Ernst & Young LLP.	X

31.1	Certification of the Chief Executive Officer.	X

31.2	Certification of the Chief Financial Officer.	X

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

	.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

	.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

	.DEF	Inline XBRL Taxonomy Extension Definition.	X

	.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

	.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.	X

104		Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).	X

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted for portions of this Exhibit. Redacted portions filed separately with the Securities and Exchange Commission.
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

INTRA-CELLULAR THERAPIES, INC.

Date: March 1, 2022	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

By:	/s/ Sharon Mates, Ph.D.	Chairman, President and Chief Executive	March 1, 2022
	Sharon Mates, Ph.D.	Officer (principal executive officer)

By:	/s/ Lawrence J. Hineline	Senior Vice President of Finance and	March 1, 2022
	Lawrence J. Hineline	Chief Financial Officer (principal financial officer and principal accounting officer)

By:	/s/ Sir Michael Rawlins, M.D., FRCP, FMedSci	Director	March 1, 2022
Sir Michael Rawlins, M.D., FRCP, FMedSci

By:	/s/ Joel S. Marcus	Director	March 1, 2022
Joel S. Marcus

By:	/s/ Rory B. Riggs	Director	March 1, 2022
Rory B. Riggs

By:	/s/ Robert L. Van Nostrand	Director	March 1, 2022
Robert L. Van Nostrand

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Intra-Cellular Therapies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Intra-Cellular Therapies, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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

expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants, and under clinical site agreements in connection with conducting clinical trials. The Company recorded accrued expenses for the clinical trial accruals, which are included in accrued and other current liabilities on the December 31, 2021 consolidated balance sheet and also recorded prepaid clinical trial expenses, which are included in prepaid expenses and other current assets on the December 31, 2021 consolidated balance sheet. The amounts recorded for clinical trial accruals and for prepaid clinical trial expenses, within the aforementioned balance sheet captions represent the Company’s estimate of the unpaid and prepaid clinical trial expenses based on the progress of the research and development services for clinical trials compared to the amounts paid for clinical trials through December 31, 2021.

Auditing the Company’s clinical trial accruals and prepaid clinical trial expenses, specifically as it relates to active studies with greater than 15% expected enrollment, involved a high degree of subjectivity due to the significant estimation required in determining the progress to completion of specific tasks conducted under its clinical trials and the costs of those tasks that will be invoiced by the vendors, clinical research organizations and consultants, and under clinical site agreements subsequent to the date that the consolidated financial statements are issued.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s estimation of the clinical trial expenses, including the process of estimating the expenses incurred to date based on the progress of the clinical trials which have achieved greater than 15% of expected enrollment. For example, we tested controls over management’s review of the clinical trial expense calculation, the significant assumptions about the status of research and development services incurred, and the completeness and accuracy of the data used to calculate the estimates.

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
Baltimore, Maryland
March 1, 2022

Intra-Cellular Therapies, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$92,364,990	$60,045,933
Investment securities, available-for-sale	319,968,348	597,402,126
Restricted cash	1,400,000	1,400,000
Accounts receivable, net	20,155,994	10,764,583
Inventory	7,948,126	7,056,385
Prepaid expenses and other current assets	25,443,372	14,235,455

Total current assets	467,280,830	690,904,482
Property and equipment, net	1,790,724	1,998,346
Right of use assets, net	20,764,458	24,324,762
Other assets	86,084	86,084

Total assets	$489,922,096	$717,313,674

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,691,220	$5,501,825
Accrued and other current liabilities	11,072,996	7,896,942
Accrued customer programs	5,963,610	3,005,175
Lease liabilities, short-term	6,731,792	5,541,802
Accrued employee benefits	20,896,860	14,907,479

Total current liabilities	53,356,478	36,853,223
Lease liabilities	18,674,943	23,600,347

Total liabilities	72,031,421	60,453,570
Stockholders’ equity:
Common stock, $0.0001 par value: 175,000,000 and 100,000,000 shares authorized at December 31, 2021 and December 31, 2020, respectively; 81,886,965 and 80,463,089 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	8,189	8,046
Additional paid-in capital	1,639,475,837	1,593,475,506
Accumulated defici t	(1,221,229,698)	(937,104,032)
Accumulated comprehensive (loss) income	(363,653)	480,584

Total stockholders’ equity	417,890,675	656,860,104

Total liabilities and stockholders’ equity	$489,922,096	$717,313,674

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2021	2020	2019
Revenues
Product sales, net	$81,707,874	$22,530,753	$—
Grant revenue	2,095,143	282,226	60,613

Total revenues, net	83,803,017	22,812,979	60,613
Operating expenses:
Cost of product sales	8,034,589	1,895,029	—
Research and development	88,845,513	65,782,137	89,124,838
Selling, general and administrative	272,611,040	186,363,444	64,947,625

Total operating expenses	369,491,142	254,040,610	154,072,463
Loss from operations	(285,688,125)	(231,227,631)	(154,011,850)
Interest income	1,568,090	4,235,481	6,291,272

Loss before provision for income taxes	(284,120,035)	(226,992,150)	(147,720,578)
Income tax expense	(5,631)	(13,513)	(1,600)

Net loss	$(284,125,666)	$(227,005,663)	$(147,722,178)

Net loss per common share:
Basic & Diluted	$(3.50)	$(3.23)	$(2.68)
Weighted average number of common shares:
Basic & Diluted	81,253,394	70,364,800	55,186,206
See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2021	2020	2019
Net loss	$(284,125,666)	$(227,005,663)	$(147,722,178)
Other comprehensive income:
Unrealized (loss) gain on investment securities	(844,237)	352,267	796,074

Comprehensive loss	$(284,969,903)	$(226,653,396)	$(146,926,104)

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	54,895,295	$5,490	$880,753,339	$(562,376,191)	$(667,757)	$317,714,881
Exercise of stock options and issuances of restricted stock	596,558	59	3,235,542	—	—	3,235,601
Stock issued for services	15,644	2	194,203	—	—	194,205
Share-based compensation	—	—	20,788,688	—	—	20,788,688
Net loss	—	—	—	(147,722,178)	—	(147,722,178)
Other comprehensive income	—	—	—	—	796,074	796,074

Balance at December 31, 2019	55,507,497	$5,551	$904,971,772	$(710,098,369)	$128,317	$195,007,271
Common shares issued	23,409,458	2,341	652,709,670	—	—	652,712,011
Exercise of stock options and issuances of restricted stock	1,536,797	153	11,464,765	—	—	11,464,918
Stock issued for services	9,337	1	214,102	—	—	214,103
Share-based compensation	—	—	24,115,197	—	—	24,115,197
Net loss	—	—	—	(227,005,663)	—	(227,005,663)
Other comprehensive income	—	—	—	—	352,267	352,267

Balance at December 31, 2020	80,463,089	$8,046	$1,593,475,506	$(937,104,032)	$480,584	$656,860,104
Exercise of stock options and issuances of restricted stock	1,419,331	143	11,518,768	—	—	11,518,911
Stock issued for services	4,545	—	178,534	—	—	178,534
Share-based compensation	—	—	34,303,029	—	—	34,303,029
Net loss	—	—	—	(284,125,666)	—	(284,125,666)
Other comprehensive loss	—	—	—	—	(844,237)	(844,237)

Balance at December 31, 2021	81,886,965	$8,189	$1,639,475,837	$(1,221,229,698)	$(363,653)	$417,890,675

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020	2019
Cash flows used in operating activities
Net loss	$(284,125,666)	$(227,005,663)	$(147,722,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	533,360	528,118	477,121
Share-based compensation	34,303,029	24,115,197	20,788,688
Stock issued for services	178,534	214,103	194,205
Amortization of premiums and discounts on investment securities, net	(4,079,828)	(648,248)	(1,131,597)
Changes in operating assets and liabilities:
Accounts receivable, net	(9,391,411)	(10,764,583)	—
Inventory	(891,741)	(7,056,385)	—
Prepaid expenses and other assets	(11,207,917)	(7,921,670)	1,465,384
Long term deferred tax asset, net	—	264,609	264,609
Accounts payable	3,189,395	(1,923,199)	(6,536,036)
Accrued liabilities and other	12,123,870	198,036	3,327,095
Lease liabilities, net	(175,110)	(73,160)	889,468

Net cash used in operating activities	(259,543,485)	(230,072,845)	(127,983,241)
Cash flows (used in) provided by investing activities
Purchases of investments	(224,574,687)	(755,629,547)	(80,720,301)
Maturities of investments	505,244,056	275,601,271	258,857,683
Purchases of property and equipment	(325,738)	(266,724)	(700,395)

Net cash (used in) provided by investing activities	280,343,631	(480,295,000)	177,436,987
Cash flows provided by financing activities
Proceeds from exercise of stock options	11,518,911	11,464,918	3,235,601
Proceeds of public offerings, net	—	652,712,011	—

Net cash provided by financing activities	11,518,911	664,176,929	3,235,601
Net increase (decrease) in cash, cash equivalents, and restricted cash	32,319,057	(46,190,916)	52,689,347
Cash, cash equivalents, and restricted cash at beginning of period	61,445,933	107,636,849	54,947,502

Cash, cash equivalents, and restricted cash at end of period	$93,764,990	$61,445,933	$107,636,849

Cash paid for taxes	$5,631	$1,600	$1,600

Non-cash investing and financing activities
Right of use assets under operating vehicle fleet leases	$107,809	$8,917,935	$—

Right of use assets under operating real estate leases	$—	$—	$219,703

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

Cash and cash equivalents	$92,364,990	$60,045,933	$107,636,849
Restricted cash	1,400,000	1,400,000	—

Total cash, cash equivalents and restricted cash	$93,764,990	$61,445,933	$107,636,849

See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021
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
(lumateperone) had been approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of schizophrenia in adults (42mg/day). The Company initiated the commercial launch of CAPLYTA in late March 2020. Additionally, in December 2021, the Company announced that CAPLYTA had been approved by the FDA for the treatment of depressive episodes associated with bipolar I or II disorder in adults, as monotherapy and as adjunctive therapy with lithium or valproate (42mg/day). As used in these Notes to Consolidated Financial Statements, “CAPLYTA” refers to lumateperone approved by the FDA for the treatment of schizophrenia and depressive episodes associated with bipolar I or II disorder in adults, and “lumateperone” refers to, where applicable, CAPLYTA as well as lumateperone for the treatment of indications beyond schizophrenia and depressive episodes associated with bipolar I or II disorder. Lumateperone is in Phase 3 clinical development as a novel treatment for major depressive disorder.
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
public offering of common stock in which the Company sold 12,666,667 shares of common stock at an offering price of $30.00 per share for aggregate gross proceeds of $380.0 million. After deducting underwriting discounts, commissions and offering expenses, the net proceeds to the Company were approximately $357.8 million. On January 7, 2022, the Company completed a public offering of common stock in which the Company sold 10,952,381 shares of common stock at an offering price of $42.00 per share for aggregate gross proceeds of $460.0 million. After deducting underwriting discounts, commissions and offering expenses, the net proceeds to the Company were approximately $433.7 million.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements of Intra-Cellular Therapies, Inc. and its wholly own subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States GAAP set forth in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). All intercompany accounts and transactions have been eliminated in consolidation. The Company currently operates in one operating segment. Operating segments are defined as components of an enterprise about which separate discrete information is available for the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance. The Company views its operations and manages its business in one segment, which is discovering, developing, and commercializing drugs primarily for the treatment of neurological and psychiatric disorders.
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
Such securities are carried at estimated fair value, with any unrealized holding gains or losses reported, net of any tax effects reported, as accumulated other comprehensive (loss) income, which is a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, are included in consolidated results of operations. A decline in the market value of any available-for-sale
security below cost that is deemed to be other-than-temporary results in a reduction in fair value, which is charged to earnings in that period, and a new cost basis for the security is established. Dividend and interest income are recognized as interest income on the consolidated statements of operations when earned. The cost of securities sold is calculated using the specific identification method.

The Company monitors its investment portfolio for overall risk, specifically credit loss, quarterly
or more frequently if circumstances warrant. The Company has estimated the expected credit loss over the lifetime of the asset and has determined an allowance for credit losses is not material with respect to the investment portfolio.
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
The Company has no assets or liabilities that were measured for significant unobservable inputs (Level 3 assets and liabilities) as of December 31, 2021 and December 31, 2020. The carrying value of cash held in money market funds of approximately $56.5 million as of December 31, 2021 and $27.9 million as of December 31, 2020 is included in cash and cash equivalents and approximates market value based on quoted market price or Level 1 inputs.
The fair value measurements of the Company’s cash equivalents and available-for-sale
investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$56,539	$56,539	$—	$—
U.S. Government Agency Securities	71,652	—	71,652	—
Certificates of Deposit	26,233	—	26,233	—
Commercial Paper	55,919	—	55,919	—
Corporate Notes/Bonds	166,164	—	166,164	—

	$376,507	$56,539	$319,968	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$27,917	$27,917	$—	$—
U.S. Government Agency Securities	259,276	—	259,276	—
Certificates of Deposit	10,500	—	10,500	—
Commercial Paper	124,370	—	124,370	—
Corporate Notes/Bonds	203,256	—	203,256	—

	$625,319	$27,917	$597,402	$—

Financial Instruments
The Company considers the recorded costs of its financial assets and liabilities, which consist of cash equivalents, restricted cash, accounts receivable, prepaid expenses, right of use asset, net, other assets, accounts payable, accrued liabilities, accrued employee benefits, and lease liabilities, short term, to approximate their fair value because of their relatively short maturities at December 31, 2021 and December 31, 2020. Management believes that the risks associated with the Company’s financial instruments are minimal as the counterparties are various corporations, financial institutions and government agencies of high credit standing.
Restricted Cash
Restricted cash is collateral used under the letter of credit arrangement for the Company’s vehicle lease agreement (see Note
6
). The Company adopted ASU
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
The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in the customers’ credit profiles. The Company reserves against accounts receivable for estimated losses that may arise from a Customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated collectability losses was not significant as of December 31, 2021 and 2020.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a credit loss reserve against uncollectible accounts receivable as necessary. We extend credit primarily to pharmaceutical wholesale distributors. Customer creditworthiness is monitored and collateral is not required. Historically, we have not experienced credit losses on our accounts receivable. As of December 31, 2021 and 2020, our credit loss reserve on receivables was not significant.
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable, net from customers and cash, cash equivalent and investments held at financial institutions. For the years ended December 31, 2021 and 2020, approximately $20.1 million and $10.8 million, respectively, of the Company’s accounts receivable, net arose from product sales in the U.S. and all customers have standard payment terms which generally require payment within 60 days. For the years ended December 31, 2021 and 2020, the Company had a grant receivable of approximately $0.1 million and $0, respectively. For the years ended December 31, 2021 and 2020, 96% of sales were generated from three major industry wholesalers.
Three individual customers accounted for approximately 40%, 28%, and 28% and 39%, 29%
 and
 28% of product sales for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company believes that such customers are of high credit quality.
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

Leases
Effective January 1, 2019, the Company adopted FASB ASC Topic 842,
Leases
(“ASC Topic 842”). The Company elected the package of practical expedients, which permit the Company not to reassess under the new standard the historical lease classification. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the consolidated balance sheets. The Company also elected the lessee component election, allowing the Company to account for the lease and non-lease
components as a single lease component.
To determine whether a contract contains a lease, asset and service agreements are assessed at onset and upon modification for criteria of specifically identified assets, control and economic benefit. Payments for identified leases are recognized in the consolidated statements of operations on a straight-line basis over the lease term. The Company uses the rate implicit in the contract whenever possible when determining the applicable discount rate. As the majority of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments.
Revenue Recognition
Effective January 1, 2018, the Company adopted FASB ASC Topic 606,
 Revenue from Contracts with Customers
(“ASC Topic 606”). The Company did not generate any product related revenue prior to January 1, 2020, and therefore the adoption of ASC Topic 606 did not have an impact on the Company’s financial statements for any prior periods. In accordance with ASC Topic 606, the Company recognizes revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration that the Company expects to receive in exchange for the good or service. The reported results for the years ended December 31, 2021 and December 31, 2020 reflect the application of ASC Topic 606.
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
These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, include the Company’s best estimates that take into consideration a range of possible outcomes which are considered more likely in accordance with the expected value method in ASC Topic 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, and forecasted customer buying and payment patterns. The Company’s estimates utilizing payer mix are based on CAPLYTA’s actual channel mix in 2021. The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined it was probable that a significant reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2021 and 2020, therefore, the transaction price was not reduced further during the years ended December 31, 2021 and 2020. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product sales and earnings in the period such variances become known.
Trade Discounts and Allowances
— The Company generally provides customers with discounts which include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer and, therefore, these payments have been recorded as a reduction of product sales, net within the consolidated statements of operations for the years ended December 31, 2021 and December 31, 2020, as well as a reduction to accounts receivable, net on the consolidated balance sheets.
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
Provider Chargebacks and Discounts
— Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to customers who purchase the product directly from the Company. Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable, net. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by customers, and the Company generally issues credits for such amounts within a few weeks of the customer’s notification to the Company of the resale. Reserves for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel inventories at each reporting period-end
that the Company expects will be sold to qualified healthcare providers, and chargebacks that customers have claimed, but for which the Company has not yet issued a credit. For the years ended December 31, 2021 and December 31, 2020, these amounts were not significant.
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
For the product royalty fees, the Company entered into an exclusive License Agreement with Bristol-Myers Squibb Company (“BMS”), for which the Company is obliged to make tiered single digit percentage royalty payments ranging between
5-9%
on sales of licensed products. The related royalties are recorded within cost of product sales on the statement of operations.

Prior to the FDA approval of CAPLYTA, the Company ex
pen
sed all costs associated with the manufacturing of lumateperone as part of research and development expenses. The cost of product sales in the years ended December 31, 2021 and 2020 are lower than incurred because of previously expensed inventory.
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
As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by subject progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account various clinical information provided by vendors and discussion with applicable personnel and external service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations, clinical sites and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the year ended December 31, 2021 the Company had no material change in estimate which related to the prior year estimates of accrued expenses for clinical trials. For the years ended December 31, 2020 and 2019, we recorded a change in estimate of approximately $2.3 million and $5.3 million, respectively, both related to the prior year estimates of accrued expenses for clinical trials that resulted in a reduction of research and development expenses.
Advertising Expense
In connection with the FDA approval of CAPLYTA, the Company began to incur advertising costs in connection with the subsequent commercial launch of CAPLYTA in 2020. Advertising costs are expensed when services are rendered. The Company incurred $82.5 million, $36.3 million, and $0 in advertising costs during the years ended December 31, 2021, 2020, and 2019, respectively, related to its marketed product, CAPLYTA.

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
The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. The Company accounts for uncertain tax positions pursuant to ASC Topic 740,
Income Taxes
. Financial statement recognition of a tax position taken or expected to be taken in a tax return is determined based on a more-likely-than-not
threshold of that position being sustained. If the tax position meets this threshold, the benefit to be recognized is measured as the tax benefit having the highest likelihood of being realized upon ultimate settlement with the taxing authority. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in the provision for income taxes.
The Company’s effective tax rate for the years ended December 31, 2021, 2020, and 2019 was approximately 0%. This effective tax rate is substantially lower than the U.S. statutory rate of 21% due to valuation allowances recorded on current year losses where the Company is not more-likely than not to recognize a future tax benefit.
On March 27, 2020, the United States enacted The Coronavirus Aid, Relief and Economic Security (“CARES”) Act which includes several significant business tax provisions, of which the immediate relevance to the Company is the acceleration of refunds of previously generated corporate Alternative Minimum Tax (“AMT”) credits. The CARES Act also adds an employee retention credit to encourage employers to maintain headcounts even if employees cannot report to work because of issues related to the coronavirus, and a temporary provision allowing companies to defer remitting to the government the employee share of some payroll taxes, among other things. The Company reviewed the provisions and there was not a material tax impact on its financial statements for the year ended December 31, 2021. The Company did reclassify its deferred tax asset related to the AMT tax credit carryforward of $0.3 million to a current tax receivable in the first quarter of 2020 upon the filing of its tax return for year ended December 31, 2019 and received the refund in July 2020.
Comprehensive Loss
All components of comprehensive loss, including net loss, are reported in the financial statements in the period in which they are incurred. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner
sources. In accordance with accounting guidance, the Company presents the impact of any unrealized gains or losses on its investment securities in a separate statement of comprehensive loss for each period.
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
For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. Share-based compensation expense recognized in the statements of operations for the years ended December 31, 2021, 2020 and 2019 accounts for forfeitures as they occur.
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
In the first quarter of 2020, the Company granted performance-based RSUs for approximately 86,000 shares of common stock, which vest based on the achievement of a service component and certain milestones that include (i) the approval of a planned supplemental new drug application (“sNDA”) by the FDA (the “2020 Milestone RSUs”) and (ii) the achievement of certain comparative shareholder returns against the Company’s peers (the “2020 TSR RSUs”). In the fourth quarter of 2021, the Company received approval from the FDA for the sNDA for the use of CAPLYTA for the treatment of bipolar depression. In the first quarter of 2021, the Company granted performance-based RSUs for 64,518 shares of common stock, which vest based on the achievement of a service component and certain milestones that include (i) certain operational milestones (the “2021 Milestone RSUs”, and collectively with the 2020 Milestone RSUs, the “Milestone RSUs”) and (ii) the achievement of certain comparative shareholder returns against the Company’s peers (the “2021 TSR RSUs,” and collectively with the 2020 TSR RSUs, the “TSR RSUs”). The Milestone RSUs are recognized when it is probable that the performance metrics will be obtained. The TSR RSUs were valued using the Monte Carlo Simulation method and will be amortized over the life of the RSUs based on the respective agreements.
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
Plan (the “2019 Inducement Plan”) without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. Pursuant to the 2019 Inducement Plan, the Company may grant stock options, RSUs, stock awards and other share-based awards for up to a total of 1,000,000 shares of common stock to new employees of the Company. As of December 31, 2021, stock options and RSUs for 314,138 shares have been granted under the 2019 Inducement Plan. The Company does not intend to make additional grants under the 2019 Inducement Plan.
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
The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect could be anti-dilutive as applied to the net loss for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Stock options	5,451,398	5,517,622	6,039,945
RSUs	1,598,250	1,600,083	1,268,679
TSR RSUs	68,598	36,339	67,080
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU
No. 2016-13,
“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU
2016-13”).
This guidance applies to all entities and impacts how entities account for credit losses for most financial assets and other instruments. For available-for-sale
debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. For trade receivables, loans and held-to-maturity
debt securities, entities will be required to estimate lifetime expected credit losses. The Company adopted this standard on January 1, 2020. The Company evaluated the implications of the new standard, inclusive of the applicable financial statement disclosures required, as well as to its internal controls, business processes, and accounting policies, noting there was no significant impact to the financial statements as of January 1, 2020 and for the years ended December 31, 2021 and 2020.
3. Investment Securities
Investment securities consisted of the following (in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$71,752	$—	$(100)	$71,652
Certificates of Deposit	26,232	1	—	26,233
Commercial Paper	55,955	—	(36)	55,919
Corporate Notes/Bonds	166,394	19	(249)	166,164

	$320,333	$20	$(386)	$319,968

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$259,304	$3	$(31)	$259,276
Certificates of Deposit	10,500	—	—	10,500
Commercial Paper	124,368	23	(21)	124,370
Corporate Notes/Bonds	202,749	624	(117)	203,256

	$596,921	$650	$(169)	$597,402

The Company has classified all of its investment securities as available-for-sale,
including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of December 31, 2021 and 2020, the Company held $67.2 million and $188.5 million, respectively, of available-for-sale
investment securities with contractual maturity dates more than one year and less than two years, with the remainder of the available-for-sale
investment securities having contractual maturity dates less than one year.
The aggregate related fair value of investments with unrealized losses as of December 31, 2021 was $263.5 million, which consisted of $71.7 million from U.S. government agency securities, $49.9 million of commercial paper, and $142 million of corporate notes/bonds. $9.5 million of the aggregate fair value of investments with unrealized losses as of December 31, 2021 has been held in a continuous unrealized loss position for over than 12 months, with the remaining $254.1 million held in a continuous unrealized loss position for less than 12 months. As of December 31, 2020, the aggregate related fair value of investments with unrealized losses was $372.3 million and had been held in a continuous unrealized loss position for less than 12 months.
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
4. Inventory
Inventory consists of the following:

	December 31, 2021	December 31, 2020
Raw materials	$2,483,801	$2,483,801
Work in process	2,407,165	1,781,101
Finished goods	3,057,160	2,791,483

	$7,948,126	$7,056,385

5. Property and Equipment
Property and equipment consist of the following:

	December 31, 2021	December 31, 2020
Computer equipment	$408,751	$243,532
Furniture and fixtures	423,097	423,097
Scientific equipment	4,287,228	4,127,951
Leasehold improvements	1,240,315	1,240,315

	6,359,391	6,034,895

Less accumulated depreciation	(4,568,667)	(4,036,549)

	$1,790,724	$1,998,346

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $0.5 million, respecti
v
ely.
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
components.
The following table presents the real estate lease balances within the consolidated balance sheet, weighted average remaining real estate lease term, the weighted average discount rates, and operating cash outflows related to real estate leases as of December 31, 2021 and 2020:

Lease Assets and Liabilities –Real Estate	Classification	December 31, 2021	December 31, 2020
Assets
Right of use assets, net	Operating lease right of use assets	$15,680,666	$17,029,248

		$15,680,666	$17,029,248

Liabilities
Current
Lease liabilities, short-term	Operating lease liabilities	$3,325,475	$3,284,540
Non-Current
Lease liabilities	Non-current operating lease liabilities	16,997,469	18,562,094

Total lease liabilities		$20,322,944	$21,846,634

Weighted average remaining lease term		7.3 years	8.3 years
Weighted average discount rate		9.10%	9.09%
Operating lease cost		$3,448,323	$3,346,375
Variable lease cost		$1,553,338	$1,192,739

Maturity analysis under the lease agreements are as follows:

Year ending December 31, 2022	$3,491,166
Year ending December 31, 2023	3,566,466
Year ending December 31, 2024	3,675,196
Year ending December 31, 2025	3,787,248
Year ending December 31, 2026	3,902,726
Thereafter	9,937,065

Total	28,359,867
Less: Present value discount	(8,036,924)

Total Lease liability	20,322,943
Less: Current portion	(3,325,475)

Long-term lease liabilities	$16,997,468

Lease expense for the year ended December 31, 2021, 2020 and 2019 was approximately $3.3 million for each year, respectively.
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
The contractual period of each lease is 12 months, followed by month-to-month
renewal periods. The Company estimates the lease term for each vehicle to be 30 months based on industry standards. The lease permits either party to terminate the lease at any time via written notice to the other party. The Company neither acquires ownership of, nor has the option to purchase the vehicles at any time. The Company is required to maintain an irrevocable $1.4 million letter of credit that the Lessor may draw upon in the event the Company defaults on the Vehicle Lease. The $1.4 million is recorded as restricted cash on the consolidated balance sheets.
The nature of the lease is one commonly referred to as “TRAC” lease, as it contains a terminal rental adjustment clause, or “TRAC” clause.” The TRAC clause limits lessee exposure, or likelihood of having a variable lease payment
due at lease termination. This variable lease payment amount would be any difference between the vehicle stipulated (capitalized) cost and the sum of the reserve and net proceeds from disposal as described in the Vehicle Lease. Further, the Lessor guarantees that the net proceeds will not be less than 20% of the vehicle capitalized cost in the first 12 months, and 30% of the vehicle capitalized cost at the beginning of subsequent
12-month
period increments. The vehicle leases entered into since March 2020 represent non-cash
transactions.

The following table presents the Vehicle Lease balances within the consolidated balance sheet, weighted average remaining fleet lease term, and the weighted average discount rates related to the Vehicle Lease as of December 31, 2021 and December 31, 2020:

Lease Assets and Liabilities – Fleet	Classification	December 31, 2021	December 31, 2020
Assets
Right of use assets, net	Operating lease right of use assets	$5,083,792	$7,295,515

		$5,083,792	$7,295,515

Liabilities
Current
Lease liabilities, short-term	Operating lease liabilities	$3,406,317	$2,257,262
Non-Current
Lease liabilities	Non-current operating lease liabilities	1,677,475	5,038,253

Total lease liabilities		$5,083,792	$7,295,515

Weighted average remaining lease term		1.0 years	2.0 years
Weighted average discount rate		1.69%	1.74%
Operating lease cost		$2,325,987	$1,183,072
Variable lease cost		$1,122,896	$511,471
The following table presents the maturity of the Company’s fleet lease liability as of December 31, 2021:

Year ending December 31, 2022	$3,471,479
Year ending December 31, 2023	1,681,294
Year ending December 31, 2024	—
Year ending December 31, 2025	—
Thereafter	—

Total	5,152,773

Less: Present value discount	(68,981)
Total operating lease liabilities	5,083,792

Less: Current portion	(3,406,317)

Long-term lease liabilities	$1,677,475

Right of use assets and lease liabilities for all operating leases were approximately $20.8 million and $25.4 million, respectively, as of December 31, 2021, and approximately $24.3 million and $29.1 million, respectively, as of December 31, 2020.
7. Share-Based Compensation
As of December 31, 2021, the total number of shares reserved under all equity plans was 17,787,390 and the Company had 5,855,106 shares available for future issuance under the Amended 2018 Plan and the 2019 Inducement Plan. Stock options granted under the Amended 2018 Plan and the 2019 Inducement Plan may be either incentive stock options (“ISOs”) as defined by the Internal Revenue Code of 1986, as amended, or non-qualified
stock options. The Board of Directors determines who will receive options, the vesting periods (which are generally one to three years) and the exercise prices of such options. Options have a maximum term of 10 years. The exercise price of stock options granted under the Amended 2018 Plan and the 2019 Inducement Plan must be at least equal to the fair market value of the common stock on the date of grant. The Company does not intend to issue any additional equity awards under the 2019 Inducement Plan.

Total share-based compensation expense related to all of the Company’s share-based awards, including stock options and RSUs granted to employees, directors and consultants recognized during the years ended December 31, 2021, 2020, and 2019, was comprised of the following:

	Years Ended December 31,
	2021	2020	2019
Inventoriable costs	$1,624,098	$1,342,262	—
Research and development	9,832,088	7,072,545	$9,411,056
Selling, general and administrative	22,846,843	15,700,390	11,377,632

Total share-based compensation expense	$34,303,029	$24,115,197	$20,788,688

The following table describes the assumptions used for calculating the value of options granted during the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
Dividend yield	0%	0%	0%
Expected volatility	89.4%-94.9%	91.6%-95.5%	85.7-96.5%
Weighted-average risk-free interest rate	0.87%	1.29%	2.32%
Expected term (in years)	5.9	6.0	6.0
Information regarding stock option awards under the 2019 Inducement Plan, including with respect to grants to employees as of December 31, 2021, and changes during the period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2020	39,728	$17.18	9.2 years
Options granted in 2021	—	—
Options exercised in 2021	(4,347)	19.98	8.2 years

Outstanding at December 31, 2021	35,381	$16.83	8.2 years

Vested and expected to vest at December 31, 2021	35,381	$16.83

Exercisable at December 31, 2021	4,658	$19.70	8.2 years

The weighted-average grant date fair value for awards granted during the years ended December 31, 2021, 2020, and 2019 was $0, $12.84 and $0 per share, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2021 was $0.1 million, and $0, respectively, for the years ended December 31, 2020 and 2019. The total intrinsic value of the options outstanding as of December 31, 2021 was $1.3 million. The total intrinsic value of the options exercisable as of December 31, 2021 was $0.2 million. The total fair value of shares vested during the years ended December 31, 2021 was $0.1 million and $0 for the years ended December 31, 2020 and 2019, respectively.
The unrecognized share-based compensation expense related to stock option awards at December 31, 2021 was $0.2 million and will be recognized over a weighted-average period of 1.2 years.

Information regarding RSU awards under the 2019 Inducement Plan during the period then ended are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2020	251,867	$16.03	2.2 years
Time based RSUs vested in 2021	(82,355)	$16.03	1.2 years
Time based RSUs cancelled in 2021	(17,545)	$15.81	1.2 years

Outstanding at December 31, 2021	151,967	$16.05	1.2 years

Vested and expected to vest at December 31, 2021	151,967	$16.05

Exercisable at December 31, 2021	—	$—

The total intrinsic value of the time based RSUs vested during the years ended December 31, 2021, 2020 and 2019 was $2.7 million, $0 and $0, respectively. The total intrinsic value of the time based RSU’s outstanding as of December 31, 2021 was $8.0 million. The total fair value of time based RSUs vested during the years ended December 31, 2021, 2010 and 2019 was $1.3 million, $0 and $0, respectively. The fair value of time based RSUs is based on the closing price of the Company’s common stock on the date of grant.
As of December 31, 2021, there was $1.4 million of unrecognized compensation costs related to unvested time based RSUs which will be recognized over a weighted-average period of 1.2 years.
During the year ended December 31, 2020, the Company issued options and time based RSUs totaling 314,138 shares in the 2019 Inducement Plan. The Company does not intend to issue any additional equity awards under the 2019 Inducement Plan.
Information regarding the stock options activity, including with respect to grants to employees, directors and consultants as of December 31, 2021, and changes during the year then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2020	5,477,894	$18.43	6.6 years
Options granted 2021	683,597	$30.82	9.2 years
Options exercised 2021	(696,325)	$16.45	4.7 years
Options canceled or expired 2021	(49,149)	$28.75	8.4 years

Outstanding at December 31, 2021	5,416,017	$21.11	6.1 years

Vested and expected to vest at December 31, 2021	5,416,017	$21.11

Exercisable at December 31, 2021	3,838,799	$18.99	5.2 years

The weighted-average grant date fair value for awards granted during the years ended December 31, 2021, 2020 and 2019 was $29.01, $17.98 and $9.17 per share, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2021, 2020 and 2019 was $19.6 million, $11.1 million and $3.1 million, respectively. The total intrinsic value of the options outstanding as of December 31, 2021 was $172.4 million. The total intrinsic value of the options exercisable as of December 31, 2021 was
 $127.9 million. The total fair value of shares vested during the years ended December 31, 2021, 2020 and 2019 was $10.6 million, $13.4 million and $12.0 million, respectively.

F-2
5

The unrecognized share-based compensation expense related to stock option awards at December 31, 2021 was $18.4 million, and will be recognized over a weighted-average period of 1.7 years.
Information regarding time based RSU activity, including with respect to grants to employees as of December 31, 2021, and changes during the year then ended, is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2020	1,311,877	$18.77	1.7 years
Time based RSUs granted in 2021	725,979	$36.05	2.2 years
Time based RSUs vested in 2021	(629,540)	$16.65	0.8 years
Time based RSUs cancelled in 2021	(30,631)	$30.11	1.8 years

Outstanding at December 31, 2021	1,377,685	$28.16	1.5 years

The total intrinsic value of the time based RSUs vested during the years ended December 31, 2021, 2020 and 2019 was $22.3 million, $14.6 million and $3.1 million, respectively. The total intrinsic value of the time based RSU’s outstanding as of December 31, 2021 was $72.1 million. The total fair value of time based RSUs vested during the years ended December 31, 2021, 2020 and 2019 was $11.1 million, $7.2 million and $4.6 million, respectively. The fair value of time based RSUs is based on the closing price of the Company’s common stock on the date of grant.
As of December 31, 2021, there was $24.4 million of unrecognized compensation costs related to unvested time based RSUs which will be recognized over a weighted-average period of 2.0 years.
The Company recognized
non-cash
share-based compensation expense related to Milestone RSU’s for the years ended December 31, 2021, 2020 and 2019 of approximately $0.6 million, $0, and $0.9 million, respectively. The total fair value of shares vested with respect to Milestone RSUs during the years ended December 31, 2021, 2020 and 2019 was $0, $0 and $0.9 million, respectively.
Information related to the Company’s Milestone RSUs and the TSR RSUs during the year ended December 31, 2021 are summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2020	72,678	$28.25	2.1 years
Milestone RSUs and TSR RSUs granted in 2021	64,518	$44.04	2.1 years
Milestone RSUs and TSR RSUs vested in 2021	—	$—	0.0 years

Outstanding at December 31, 2021	137,196	$35.67	1.6 years

The total intrinsic value of the Company’s Milestone RSUs and the TSR RSUs vested during the years ended December 31, 2021, 2020 and 2019 was $0, $1.6 million, and $2.2 million, respectively. The total intrinsic value of the Company’s Milestone RSU’s and the TSR RSUs outstanding as of December 31, 2021 was $7.2 million. The total fair value of the Company’s Milestone RSUs and the TSR RSUs vested during the years ended December 31, 2021, 2020 and 2019 was $0, $1.1 million, and $0.9 million, respectively.

F-2
6

As of December 31, 2021, there was $3.2 million of unrecognized compensation costs related to unvested Milestone RSU grants and TSR RSU grants which will be recognized over a weighted average period of 1.6 years.
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
8. Income Taxes
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
The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. As of the year ended December 31, 2021, the Company’s foreign operations do not generate positive income and the Company is not currently subject to the GILTI provisions. The Company has not made an accounting policy election for GILTI and will analyze and formulate its GILTI accounting policy in the period which the Company becomes subject to the GILTI provisions.
The BEAT provisions eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Company has not made any qualifying payments and the BEAT tax is not applicable in 2021. Therefore, the Company has not included any tax impacts of BEAT in its consolidated financial statements for the year ended December 31, 2021.

Loss before income taxes is as follows:

	2021	2020	2019
U.S.	$(221,215,855)	$(155,615,614)	$(56,121,258)
Non-U.S.	(62,904,180)	(71,376,536)	(91,599,320)

Total loss before taxes	$(284,120,035)	$(226,992,150)	$(147,720,578)

Total income tax expense for the years ended December 31, 2021, 2020 and 2019 is allocated as follows:

	2021	2020	2019
Current	$5,631	$13,513	$1,600
Deferred	(53,070,458)	(40,049,094)	(8,484,822)
Valuation allowance	53,070,458	40,049,094	8,484,822

Provision for income taxe s	$5,631	$13,513	$1,600

A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2021, 2020 and 2019 is as follows:

	December 31,
	2021	2020	2019
Income tax at statutory federal rate	21.00%	21.00%	21.00%
Other permanent differences	0.60	(1.01)	(0.67)
Foreign rate differential	(4.63)	(6.60)	(13.02)
Change in effective state tax rates	(0.31)	1.12	(0.16)
State income tax expense	2.04	3.14	(1.40)
Change in valuation allowanc e	(18.70)	(17.65)	(5.75)

Provision for income taxes	0.0%	0.0%	0.0%

Deferred income taxes reflect the net tax effect of temporary differences that exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. As of December 31, 2021, the Company had $543.4 million of federal net operating loss carryforwards, of which $131.1 million expire at various dates through 2037 and $412.3 million do not expire. The gross amount of the state net operating loss carryforwards is equal to or less than the federal net operating loss carryforwards and expires over various periods based on individual state tax law. In general, businesses with U.S. net operating losses (“NOLs”) are considered loss corporations for U.S. federal income tax purposes. Pursuant to Section 382 of the Code, loss corporations that undergo an ownership change, as defined under the Code, may be subject to an annual limitation on the amount of NOLs (and certain other tax attributes) available to offset taxable income earned after such ownership change. For the years ended December 31, 2015 through 2021, the Company performed a Section 382 ownership analysis and determined that an ownership change occurred (within the meaning of Section 382 of the Code) in 2015 but not in subsequent periods. Based on the analysis performed through December 31, 2021, however, the Company does not believe that the Section 382 annual limitation will impact the Company’s ability to utilize the tax attributes that existed as of the date of the ownership change in a material manner. If the Company experiences an ownership change in the future, the tax benefits related to the NOLs and tax credit carryforwards may be further limited or lost.

F-2
8

The following summarizes the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020, respectively:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$137,561,289	$85,751,154
Accrued employee benefits	1,154,766	1,363,082
Research and development credit	9,321,214	9,321,214
Stock compensation	15,947,281	15,137,990
Other	1,660,441	850,900
Capital lease	6,177,924	7,461,587
Deferred tax liabilities:
Right of use asset—capital lease	(5,049,103)	(6,228,138)
Unrealized gains on investment	—	(123,049)
Depreciation	(201,197)	(244,058)

Net deferred tax asset before valuation allowance	166,572,615	113,290,682
Valuation allowance	(166,572,615)	(113,290,682)

Net deferred tax asset	$—	$—

Based upon the Company’s historical operating performance and the reported cumulative net losses to date, the Company presently does not have sufficient objective evidence to support the recovery of its net deferred tax assets. Accordingly, the Company has established a full valuation allowance against its net deferred tax assets in 2021 and 2020, for financial reporting purposes because it is not more likely than not that these deferred tax assets will be realized.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The open years subject to tax audits vary depending on the tax jurisdictions. In the U.S federal jurisdiction, we are no longer subject to income tax audits by taxing authorities for years before 2017.
The total amount of unrecognized tax benefits was $1.7 million as of December 31, 2021 and December 31, 2020. If recognized, none of these tax benefits would affect the effective tax rate due to valuation allowances.
9. Commitments and Contingencies
License and Royalty Commitments
On May 31, 2005, the Company entered into a worldwide, exclusive License Agreement with Bristol-Myers Squibb Company, pursuant to which the Company holds a license to certain patents and know-how
of BMS relating to lumateperone and other specified compounds. The agreement was amended on November 3, 2010. The licensed rights are exclusive, except BMS retains rights in specified compounds in the fields of obesity, diabetes, metabolic syndrome and cardiovascular disease. However, BMS has no right to use, develop, or commercialize lumateperone and other specified compounds in any field of use. The Company has the right to grant sublicenses of the rights conveyed by BMS. The Company is obliged under the agreement to use commercially reasonable efforts to develop and commercialize the licensed technology. The Company is also prohibited from engaging in the clinical development or commercialization of specified competitive compounds.
Under the agreement, the Company made an upfront payment of $1.0 million to BMS in 2005, a milestone payment of $1.25 million in December 2013, and a milestone payment of $1.5 million in December 2014 following the initiation of the Company’s first Phase 3 clinical trial for lumateperone for patients with exacerbated schizophrenia. Upon FDA acceptance of an NDA filing for lumateperone, the Company was

F-2
9

obligated to pay BMS a $2.0 million milestone payment, which was paid in January 2019. The FDA approved the NDA filing on December 20, 2019 and as a result the Company accrued an additional milestone liability of $5.0 million in the fourth quarter of 2019 which was paid in January 2020. Possible milestone payments remaining total $5.0 million. Under the agreement, the Company may be obliged to make other milestone payments to BMS for each licensed product of up to an aggregate of approximately $14.75 million. The Company is also obliged to make tiered single digit percentage royalty payments ranging between 5 – 9% on sales of licensed products. The Company is obliged to pay to BMS a percentage of non-royalty
payments made in consideration of any sublicense.
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
In September 2016, the Company transferred certain of its rights under the BMS agreement to its wholly owned subsidiary, ITI Limited. In connection with the transfer, the Company guaranteed ITI Limited’s performance of its obligations under the BMS agreement. The Company expensed approximately $4.1 million and $1.1 million in cost of product sales to satisfy its obligation under the BMS agreement for the years ended December 31, 2021 and 2020, respectively.
Research and Other Commitments
As of December 31, 2021, the Company has committed to purchasing production campaigns for active pharmaceutical ingredients (API) from each of our supply vendors – Siegfried Evionnaz SA (“Siegfried”) and Lonza Ltd. (“Lonza”). As of December 31, 2021 and 2020, the Company had paid deposits totaling $9.5 million and $3.0 million, respectively, for the Siegfried and Lonza campaigns which are recorded within prepaids and other current assets on the consolidated balance sheets. Over the course of the vendors’ manufacturing period, the Company will remit payment to the vendor based on the executed agreements. Upon title transfer of the product, the Company will recognize the material as inventory. The API campaigns are expected to be received into inventory during 2022 or the first half of 2023.
Retirement savings plan 401(k) contributions
The Company sponsors a defined contribution 401(k) plan covering all full-time employees. Participants may elect to contribute their annual pre-tax
earnings up to the federally allowed maximum limits. The Company made a matching contribution of 100% on the first 6% of contributions made by participants in the year ended December 31, 2021, 2020 and 2019. Participant and company contributions vest immediately. During the years ended December 31, 2021, 2020 and 2019, the Company recorded matching contribution expense of $3.0 million, $1.8 million and $0.7 million, respectively.
Contingencies
During the normal course of our business, we are occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. At December 31, 2021 and 2020, no material reserves were recorded. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. However, we believe that the likelihood that any such excess might have a material adverse effect on our financial statements is remote.

F-
30

10. Related Parties
The Company has no other related party transactions other than the real estate lease for the Company’s headquarters in New York, New York disclosed in Note 6.
11. Subsequent Events
No other subsequent events have occurred since the balance sheet date other than the public offering of common stock completed by the Company on January 7, 2022, as disclosed in Note 1.
12. Unaudited Quarterly Financial Information
The tables herein set forth the Company’s unaudited condensed consolidated 2021 and 2020 quarterly statements of operations.
The following table sets forth the Company’s unaudited condensed consolidated statements of operations for the 2021 quarters ended:

2021 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Revenue, net	$25,670,926	$22,207,201	$20,046,561	$15,878,329
Operating expenses	(111,675,480)	(99,531,025)	(89,187,615)	(69,097,022)
Interest income	270,617	392,695	421,028	483,750
Income tax expense	—	23,125	(23,756)	(5,000)
Net loss	(85,733,937)	(76,908,004)	(68,743,782)	(52,739,943)
Basic and diluted net loss per share	$(1.05)	$(0.95)	$(0.85)	$(0.65)
The following table sets forth the Company’s unaudited condensed consolidated statements of operations for the 2020 quarters ended:

2020 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Revenue, net	$12,454,270	$7,368,594	$1,906,636	$1,083,479
Operating expenses	(73,787,606)	(63,305,048)	(66,778,953)	(50,169,003)
Interest income	644,390	752,829	1,160,059	1,678,203
Income tax expense	(10,232)	—	—	(3,281)
Net loss	(60,699,178)	(55,183,625)	(63,712,258)	(47,410,602)
Basic and diluted net loss per share	$(0.76)	$(0.79)	$(0.96)	$(0.73)

F-
31