Form 10-Q
period 2022-03-31
Intra-Cellular Therapies, Inc.
filed 2022-05-10
CIK 1567514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2022, the registrant had 94,324,313 shares of common stock outstanding.

Intra-Cellular Therapies, Inc.

In this Quarterly Report on Form
10-Q,
the terms “we,” “us,” “our,” and the “Company” mean Intra-Cellular Therapies, Inc. and our subsidiaries. “ITI” refers to our wholly-owned subsidiary ITI, Inc. and “ITI Limited” refers to our wholly-owned subsidiary ITI Limited.

i

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands except share and per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$129,295	$92,365
Investment securities, available-for-sale	642,553	319,968
Restricted cash	1,400	1,400
Accounts receivable, net	32,832	20,156
Inventory	7,893	7,948
Prepaid expenses and other current assets	34,369	25,444

Total current assets	848,342	467,281
Property and equipment, net	2,185	1,791
Right of use assets, net	17,967	20,764
Other assets	86	86

Total assets	$868,580	$489,922

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,649	$8,691
Accrued and other current liabilities	12,258	11,073
Accrued customer programs	10,888	5,964
Lease liabilities, short-term	7,636	6,732
Accrued employee benefits	16,643	20,897

Total current liabilities	59,074	53,357
Lease liabilities	16,756	18,675

Total liabilities	75,830	72,032
Stockholders’ equity:
Common stock, $0.0001 par value: 175,000,000 and 100,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively; 94,020,425 and 81,886,965 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	9	8
Additional paid-in capital	2,089,418	1,639,476
Accumulated de f icit	(1,293,349)	(1,221,230)
Accumulated comprehensive loss	(3,328)	(364)

Total stockholders’ equity	792,750	417,890

Total liabilities and stockholders’ equity	$868,580	$489,922

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (in thousands except share and per share amounts) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Product sales, net	$34,755	$15,579
Grant revenue	241	299

Total revenues	34,996	15,878
Operating expenses:
Cost of product sales	3,155	1,455
Research and development	29,043	15,058
Selling, general and administrative	75,460	52,584

Total operating expenses	107,658	69,097

Loss from operations	(72,662)	(53,219)
Interest income	548	484

Loss before provision for income taxes	(72,114)	(52,735)
Income tax expense	5	5

Net loss	$(72,119)	$(52,740)

Net loss per common share:
Basic & Diluted	$(0.78)	$(0.65)
Weighted average number of common shares:
Basic & Diluted	92,604,290	80,946,450
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (in thousands) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(72,119)	$(52,740)
Other comprehensive (loss):
Unrealized loss on investment securities	(2,964)	(234)

Comprehensive loss	$(75,083)	$(52,974)

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (in thousands except share and per share amounts) (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	80,463,089	$8	$1,593,475	$(937,104)	$481	$656,860
Exercise of stock options and issuances of restricted stock	669,182	—	1,432	—	—	1,432
Stock issued for services	1,578	—	54	—	—	54
Share-based compensation	—	—	6,778	—	—	6,778
Net loss	—	—	—	(52,740)	—	(52,740)
Other comprehensive loss	—	—	—	—	(234)	(234)

Balance at March 31, 2021	81,133,849	$8	$1,601,739	$(989,844)	$247	$612,150

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	81,886,965	$8	$1,639,476	$(1,221,230)	$(364)	$417,890
Common shares issued January 7, 2022	10,952,381	1	433,724	—	—	433,725
Exercise of stock options and issuances of restricted stock	1,180,696	—	8,089	—	—	8,089
Stock issued for services	383	—	24	—	—	24
Share-based compensation	—	—	8,105	—	—	8,105
Net loss	—	—	—	(72,119)	—	(72,119)
Other comprehensive loss	—	—	—	—	(2,964)	(2,964)

Balance at March 31, 2022	94,020,425	$9	$2,089,418	$(1,293,349)	$(3,328)	$792,750

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (in thousands) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows used in operating activities
Net loss	$(72,119)	$(52,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	171	127
Share-based compensation	8,105	6,778
Stock issued for services	24	54
Amortization of premiums and discounts on investment securities, net	(4,079)	(1,086)
Changes in operating assets and liabilities:
Accounts receivable, net	(12,676)	(2,897)
Inventory	55	(523)
Prepaid expenses and other assets	(8,927)	(259)
Accounts payable	2,958	3,219
Accrued liabilities and other	(3,069)	(1,624)
Accrued customer programs	4.924	1,222
Lease liabilities, net	1,784	(38)

Net cash used in operating activities	(82,849)	(47,767)
Cash flows provided by (used in) investing activities
Purchases of investments	(826,713)	(34,148)
Maturities of investments	505,244	150,417
Purchases of property and equipment	(566)	—

Net cash provided by (used in) investing activities	(322,035)	116,269
Cash flows provided by financing activities
Proceeds of public offering, net	433,725	—
Proceeds from exercise of stock options	8,089	1,432

Net cash provided by financing activities	441,814	1,432

Net increase in cash, cash equivalents, and restricted cash	36,930	69,934
Cash, cash equivalents, and restricted cash at beginning of period	93,765	61,446

Cash, cash equivalents, and restricted cash at end of period	$130,695	$131,380

Non-cash investing and financing activities
Right of use assets under operating leases	$—	$9,179
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	March 31,
	2022	2021
Cash and cash equivalents	$129,295	$129,980
Restricted cash	1,400	1,400

Total cash, cash equivalents and restricted cash	$130,695	$131,380

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022
1. Organization
Intra-Cellular Therapies, Inc. (the “Company”), through its wholly-owned operating subsidiaries, ITI, Inc. (“ITI”) and ITI Limited, is a biopharmaceutical company focused on the discovery, clinical development and commercialization of innovative, small molecule drugs that address underserved medical needs primarily in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system (“CNS”). In December 2019, the U.S. Food and Drug Administration (“FDA”) approved CAPLYTA
®
(lumateperone) for the treatment of schizophrenia in adults (42mg/day). The Company initiated the commercial launch of CAPLYTA in late March 2020. Additionally, in December 2021, the FDA approved CAPLYTA for the treatment of depressive episodes associated with bipolar I or II disorder in adults, as monotherapy and as adjunctive therapy with lithium or valproate (42mg/day). In addition, in April 2022, the FDA approved two new dosage strengths of CAPLYTA, 10.5 mg and 21 mg capsules, to provide dosage recommendations for patients concomitantly taking strong or moderate CYP3A4 inhibitors, and 21 mg for patients with moderate or severe hepatic impairment (Child-Pugh class B or C). As used in these Notes to Condensed Consolidated Financial Statements, “CAPLYTA” refers to lumateperone approved by the FDA for the treatment of schizophrenia and bipolar depression in adults, and “lumateperone” refers to, where applicable, CAPLYTA as well as lumateperone for the treatment of indications beyond schizophrenia and bipolar depression. Lumateperone is in Phase 3 clinical development as a novel treatment for major depressive disorder.
On January 7, 2022, the Company completed a public offering of common stock in which the Company sold 10,952,381 shares of common stock at a public offering price of $42.00 per share for aggregate gross proceeds of $460.0 million. After deducting underwriting discounts, commissions and offering expenses, the net proceeds to the Company were approximately $433.7 million. In order to further its commercial activities and research projects and support its collaborations, the Company may require additional financing until such time, if ever, that revenue streams are sufficient to generate consistent positive cash flow from operations. The Company currently projects that its cash, cash equivalents and investments will be sufficient to fund operating expenses and capital expenditures for at least one year from the date that these financial statements are filed with the Securities and Exchange Commission (the “SEC”). Possible sources of funds include public or private sales of the Company’s equity securities, sales of debt or convertible debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of the Company’s products, product candidates and technology and, to a much lesser extent, grant funding.
On January 6, 2020, the Company filed an automatic shelf registration statement on Form
S-3
with the SEC, which became effective upon filing, on which the Company registered for sale an unlimited amount of any combination of its common stock, preferred stock, debt securities, warrants, rights, and/or units from time to time and at prices and on terms that the Company may determine, so long as the Company continues to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This registration statement will remain in effect for up to three years from the date it became effective.
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
Recent Accounting Pronouncements
Management has evaluated all accounting pronouncements issued through the date of the condensed consolidated financial statements and does not believe that any recently issued, but not yet effective, pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although actual results could differ from those estimates, management does not believe that such differences would be material.
Significant Accounting Policies
The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021.
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable, net from customers and cash, cash equivalent and investments held at financial institutions. As of March 31, 2022 and 2021
, all of the Company’s accounts receivable, net arose from product sales in the United States. For the three-month periods ended March 31, 2022 and 2021, respectively, 97% and 96% of sales were from three major wholesalers accounting for approximately 43%, 28%, and 26%, and 40%, 29%, and 27% of product sales, for the same periods. The percentage of the total net product sales by individual customers has not significantly changed since product launch in 2020.
 All customers have standard payment terms which generally require payment within 60 days. As of March 31, 2022, the Company continues to believe that such customers are of high credit quality.
3. Investment Securities
Investment securities consisted of the following (in thousands):

	March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value

	(Unaudited)
U.S. Government Agency Securities	$238,221	$2	$(1,127)	$237,096
Certificates of Deposit	11,475	—	(17)	11,458
Commercial Paper	164,733	—	(330)	164,403
Corporate Notes/Bonds	286,442	5	(1,860)	284,587

	$700,871	$7	$(3,334)	$697,544

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value

U.S. Government Agency Securities	$71,752	$—	$(100)	$71,652
Certificates of Deposit	26,232	1	—	26,233
Commercial Paper	55,955	—	(36)	55,919
Corporate Notes/Bonds	166,394	19	(249)	166,164

	$320,333	$20	$(385)	$319,968

The Company has classified all of its investment securities as available-for-sale,
including those with maturities beyond one year, as current assets on the condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of March 31, 2022 and December 31, 2021, the Company held $159.9 million and $67.2 million, respectively, of available-for-sale
investment securities with contractual maturity dates more than one year and less than two years.

The aggregate related fair value of investments with unrealized losses as of March 31, 2022 was $658.6 million, which consisted of $222.1 million from U.S. government agency securities, $1.0 million of certificates of deposit, $164.4 million of commercial paper, and $271.1 million of corporate notes/bonds. $21.9 million of the aggregate fair value of investments with unrealized losses as of March 31, 2022 has been held in a continuous unrealized loss position for over 12 months, with the remaining $636.7 million held in a continuous unrealized loss position for less than 12 months. As of December 31, 2021, the aggregate related fair value of investments with unrealized losses was $263.5 million. $9.5 million of the aggregate fair value of investments with unrealized losses as of December 31, 2021 has been held in a continuous unrealized loss position for over than 12 months, with the remaining $254.1 million held in a continuous unrealized loss position for less than 12 months.
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

The Company
has no assets or liabilities that were measured using quoted prices for significant unobservable inputs (Level 3 assets and liabilities) as of March 31, 2022 or December 31, 2021. The carrying value of cash held in money market funds of approximately $65.9 million as of March 31, 2022 and $56.5 million as of December 31, 2021 is included in cash and cash equivalents on the condensed consolidated balance sheets and approximates market value based on quoted market prices or Level 1 inputs. The carrying value of cash held in commercial paper of approximately $50.0 million and the carrying value of cash held in U.S. Government Agency Securities of approximately $5.0 million as of March 31, 2022 is included in cash and cash equivalents.

The fair value measurements of the Company’s cash equivalents and available-for-sale
investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$65,866	$65,866	$—	$—
U.S. Government Agency Securities	237,096	—	237,096	—
Certificates of Deposit	11,458	—	11,458	—
Commercial Paper	164,403	—	164,403	—
Corporate Notes/Bonds	284,587	—	284,587	—

	$763,410	$65,866	$697,544	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$56,539	$56,539	$—	$—
U.S. Government Agency Securities	71,652	—	71,652	—
Certificates of Deposit	26,233	—	26,233	—
Commercial Paper	55,919	—	55,919	—
Corporate Notes/Bonds	166,164	—	166,164	—

	$376,507	$56,539	$319,968	$—

5. Inventory
Inventory consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$2,470	$2,484
Work in process	1,198	2,407
Finished goods	4,225	3,057

	$7,893	$7,948

Product costs incurred
prior to receipt of the FDA approval on December 20, 2019 for CAPLYTA was expensed as research and development expense as incurred.
6. Right of Use Assets and Lease Liabilities
In 2014, the Company entered into a long-term lease with a related party, which, as amended, provided for a lease of useable laboratory and office space located in New York, New York. A member of the Company’s board of directors is the Executive Chairman of the parent company to the landlord under this lease. Concurrent with this lease, the Company entered into a license agreement to occupy certain vivarium related space in the same facility for the same term and rent escalation provisions as the lease. This license has the primary characteristics of a lease and is characterized as a lease. In September 2018, the Company further amended the lease to obtain an additional office space beginning October 1, 2018 and to extend the term of the lease for previously acquired space. The lease, as amended, has a term of 14.3 years ending in May 2029.

In February 2019, the Company entered into a long-term lease for office space in Towson, Maryland beginning March 1, 2019. The Towson lease had a term of
3.2
years ending in April 2022 and includes limited rent abatement and escalation provisions. In April 2022, we amended the lease to obtain an additional 736 square feet of office space beginning May 1, 2022 and to extend the term of the lease for the previously acquired space. The Towson lease, as amended, has a term of 4 years ending in April 2026.
On May 17, 2019, the Company entered into an agreement (the “Vehicle Lease”) with a company (the “Lessor”) to acquire motor vehicles for certain employees. The Vehicle Lease provides for individual leases for the vehicles, which at each lease commencement was determined to qualify for operating lease treatment. The Company began leasing vehicles under the Vehicle Lease in March 2020. The contractual period of each lease is 12 months, followed by month-to-month
renewal periods. The Company estimates the lease term for each vehicle to be 30 months based on industry standards. The Company is required to maintain an irrevocable $1.4 million letter of credit that the Lessor may draw upon in the event the Company defaults on the Vehicle Lease, which has been recorded as restricted cash on the condensed consolidated balance sheet.
The Company has no other significant leases. In addition, no identified leases require allocations between lease and non-lease
components.

Maturity analyses under the lease agreements are as follows (in thousands):

	Real Estate	Fleet
Nine months ending December 31, 2022	$2,609	$2,871
Year ending December 31, 2023	3,566	1,669
Year ending December 31, 2024	3,675	—
Year ending December 31, 2025	3,787	—
Year ending December 31, 2026	3,903	—
Thereafter	9,937	—

Total	27,477	4,540
Less: Present value discount	(7,578)	(48)

Total Lease liability	19,899	4,492

Less: Current portion	(3,327)	(4,308)

Long-term lease liabilities	$16,572	$184

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
Under the agreement, the Company has made payments of $10.75 million to BMS related to milestones achieved to date for lumateperone. Possible milestone payments remaining total $5.0 million. Under the agreement, the Company may be obliged to make other milestone payments to BMS for each licensed product of up to an aggregate of approximately $14.75 million. The Company is also obliged to make tiered single digit percentage royalty payments ranging between 5 – 9% on sales of licensed products. The Company is obliged to pay to BMS a percentage of non-royalty
payments made in consideration of any sublicense.

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
In September 2016, the Company transferred certain of its rights under the BMS agreement to its wholly owned subsidiary, ITI Limited. In connection with the transfer, the Company guaranteed ITI Limited’s performance of its obligations under the BMS agreement. The Company expensed approximately $1.7 million and $0.8 million, respectively, for the three-month periods ended March 31, 2022 and 2021, in cost of product sales to satisfy its obligation under the BMS agreement.
Research and Other Commitments
As of March 31, 2022, the Company has committed to purchasing production campaigns for various raw materials and API from each of its supply vendors – Siegfried Evionnaz SA (“Siegfried”) and Lonza Ltd. (“Lonza”). The campaigns are expected to be received into inventory during 2022 and 2023. The Company had paid deposits of $17.0 million and $9.5 million as of March 31, 2022 and December 31, 2021, respectively, for the Siegfried and Lonza campaigns, which are recorded within prepaid expenses and other current assets. Over the course of the vendors’ manufacturing period, the Company will remit payments to each vendor based on the payment plan within the executed agreements.

8. Share-Based Compensation
On June 18, 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provided for the granting of share-based awards, such as stock options, restricted common stock, restricted stock units (“RSUs”) and stock appreciation rights to employees, directors and consultants as determined by the Board of Directors. On May 27, 2020, the Company’s stockholders approved the Amended and Restated 2018 Equity Incentive Plan (the “Amended 2018 Plan”), which amended and restated the 2018 Plan. The Amended 2018 Plan provides for the granting of up to 6,500,000 additional share-based awards, such as stock options, restricted common stock, RSUs and stock appreciation rights to employees, directors and consultants as determined by the Board of Directors. In December 2019, the Company adopted the 2019 Inducement Award Plan (the “2019 Inducement Plan”) for the grant of equity awards of up to 1,000,000 shares of common stock to newly hired employees.
Information regarding the stock options activity, including with respect to grants to employees, directors and consultants as of March 31, 2022, and changes during the three-month period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2021	5,451,398	$21.09	6.1 years
Options granted 2022	457,394	$—
Options exercised 2022	(425,458)	$—
Options canceled or expired 2022	(6,341)	$—

Outstanding at March 31, 2022	5,476,993	$24.19	6.2 years

Vested and expected to vest at March 31, 2022	5,476,993	$24.19

Exercisable at March 31, 2022	4,154,045	$19.25	5.3 years

The fair value of the time based RSUs is based on the closing price of the Company’s common stock on the date of grant. Information regarding the time based RSU activity and changes during the three-month period ended March 31, 2022 are summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2021	1,529,652	$26.95	1.5 years
Time based RSUs granted in 2022	578,623	$—
Time based RSUs vested in 2022	(748,455)	$—
Time based RSUs cancelled in 2022	(10,448)	$—

Outstanding at March 31, 2022	1,349,372	$42.23	1.6 years

The Company recognized
non-cash
share-based compensation expense related to time based RSUs for the three months ended March 31, 2022 and 2021 of approximately $4.1 million and $3.4 million, respectively. As of March 31, 2022, there was approximately $55.1 million of unrecognized com
pensation costs related to unvested time based RSUs.
9. Loss Per Share
The following awards were excluded in the calculation of diluted loss per share because their effect could be anti-dilutive as applied to the loss from operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Stock options	5,476,993	5,929,884
RSUs	1,349,372	1,669,434
TSR RSUs	97,507	68,598

1
1

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form
10-Q
and the audited consolidated financial statements and notes thereto and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form
10-K
filed on March 1, 2022. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in our Annual Report on Form
10-K
filed on March 1, 2022, as updated from time to time in our subsequent periodic and current reports filed with the SEC.
Overview
We are a biopharmaceutical company focused on the discovery, clinical development and commercialization of innovative, small molecule drugs that address underserved medical needs primarily in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system, or CNS. In December 2019, CAPLYTA (lumateperone) was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of schizophrenia in adults (42mg/day) and we initiated the commercial launch of CAPLYTA in late March 2020. In support of our commercialization efforts, we employ a national sales force. In December 2021, CAPLYTA was approved by the FDA for the treatment of bipolar depression in adults (42mg/day). CAPLYTA is the only
FDA-approved
treatment for depressive episodes associated with bipolar I or II disorder (bipolar depression) in adults as monotherapy and as adjunctive therapy with lithium or valproate. We initiated the commercial launch of CAPLYTA for the treatment of bipolar depression in late December 2021. In support of the commercial launch of lumateperone for the treatment of bipolar depression, we have expanded our sales force from approximately 240 sales representatives to approximately 320 sales representatives. In addition, in April 2022, the FDA approved two new dosage strengths of CAPLYTA, 10.5 mg and 21 mg capsules, to provide dosage recommendations for patients concomitantly taking strong or moderate CYP3A4 inhibitors, and 21 mg for patients with moderate or severe hepatic impairment (Child-Pugh class B or C). As used in this report, “CAPLYTA” refers to lumateperone approved by the FDA for the treatment of schizophrenia in adults and for the treatment of bipolar depression in adults, and “lumateperone” refers to, where applicable, CAPLYTA as well as lumateperone for the treatment of indications beyond schizophrenia and bipolar depression.
Lumateperone is in Phase 3 clinical development as a novel treatment for major depressive disorder, or MDD. Patient enrollment in Study 501 and Study 502, our global Phase 3 clinical trials evaluating lumateperone 42 mg as an adjunctive therapy to antidepressants for the treatment of MDD is ongoing. We expect to file an sNDA with the FDA for approval of lumateperone as an adjunctive therapy to antidepressants for the treatment of MDD in 2024. In the first quarter of 2020, as part of our lumateperone bipolar depression clinical program, we initiated our third monotherapy Phase 3 study, Study 403, evaluating lumateperone as monotherapy in the treatment of major depressive episodes associated with bipolar I or bipolar II disorder. Following the positive results in our adjunctive study that was part of our bipolar depression clinical program, Study 402, we amended Study 403 to evaluate major depressive episodes with mixed features in bipolar disorder in patients with bipolar I or bipolar II disorder and mixed features in patients with MDD. We expect to complete Study 403 in the second half of 2022 and following completion we intend to discuss the results with the FDA to determine whether Study 403, as amended, will provide supportive data for a potential future regulatory filing for this indication.
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
Within the lumateperone portfolio, we are also developing a long-acting injectable, or LAI, formulation to provide more treatment options to patients suffering from mental illness. We have completed the preclinical development of an LAI formulation, and in December 2020, we initiated a Phase 1 single ascending dose study of lumateperone LAI, a formulation of lumateperone designed to be administered subcutaneously and to maintain therapeutic levels of lumateperone for at least one month. This study is evaluating the pharmacokinetics, safety and tolerability of lumateperone LAI in patients with stable symptoms of schizophrenia. We are now exploring alternate sites of injection with this formulation as well as progressing other formulations. This will assist us in evaluating dosing strategies and formulation for our efficacy studies. The goal of our program is to develop LAI formulations that are effective, safe and well-tolerated with treatment durations of one month and longer. Given the encouraging tolerability data to date with oral lumateperone, we believe that an LAI option, in particular, may lend itself to being an important formulation choice for certain patients.

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
non-clinical
toxicological profile of
ITI-1284-ODT-SL.
The FDA has informed us that they do not believe the deuterated and undeuterated forms of lumateperone are identical. As a result, the non-clinical
data from lumateperone may not be broadly applied to
ITI-1284-ODT-SL
and we may be required to conduct additional toxicology studies in non-rodent
species. This could delay the commencement of our clinical program. We expect to commence clinical conduct in this program in 2022. Additional studies in dementia-related psychosis and certain depressive disorders in the elderly are also planned for late 2022 or early 2023.
We have another major program that has yielded a portfolio of compounds that selectively inhibit the enzyme phosphodiesterase type 1, or PDE1. PDE1 enzymes are highly active in multiple disease states and our PDE1 inhibitors are designed to reestablish normal function in these disease states. Abnormal PDE1 activity is associated with cellular proliferation and activation of inflammatory cells. Our PDE1 inhibitors ameliorate both of these effects in animal models. We intend to pursue the development of our phosphodiesterase, or PDE, program, for the treatment of aberrant immune system activation in several CNS and non-CNS conditions
with a focus on diseases where excessive PDE1 activity has been demonstrated and increased inflammation is an important contributor to disease pathogenesis. Our potential disease targets include heart failure, immune system regulation, neurodegenerative diseases, cancers and other non-CNS disorders. Lenrispodun (ITI-214)
is our lead compound in this program. Following the favorable safety and tolerability results in our Phase 1 program, we initiated our development program for lenrispodun for Parkinson’s disease and commenced patient enrollment in the third quarter of 2017 in a Phase 1/2 clinical trial of lenrispodun in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory
endpoints. In the fourth quarter of 2018, we announced that the Phase 1/2 clinical trial of lenrispodun had been completed and topline results demonstrated lenrispodun was generally well-tolerated with a favorable safety profile and clinical signs consistent with improvements in motor symptoms and dyskinesias. We have initiated our Phase 2 clinical program with lenrispodun for Parkinson’s disease and expect to commence patient enrollment in the first half of 2022. In addition, in the second quarter of 2020, we announced topline results from
Study ITI-214-104, a
Phase 1/2 translational study of single ascending doses of lenrispodun in patients with chronic systolic heart failure with reduced ejection fraction. In this study, lenrispodun improved cardiac output by increasing heart contractility and decreasing vascular resistance. Agents that both increase heart contractility (inotropism) and decrease vascular resistance (vasodilation) are called inodilators. Inodilators in current clinical use are associated with the development of arrhythmias, which are abnormal heart rhythms that, when serious, can impair heart function and lead to mortality. Lenrispodun, which acts through a novel mechanism of action, was not associated with arrhythmias in this study and was generally well-tolerated in all patients.
We also have a development program with
our ITI-333 compound
as a potential treatment for substance use disorders, pain and psychiatric comorbidities including depression and anxiety. There is a pressing need to develop new drugs to treat opioid addiction and for safe, effective, non-addictive
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

COVID-19
In December 2019, a novel strain of
coronavirus, SARS-CoV-2,
which causes coronavirus disease 2019, or
COVID-19,
surfaced in Wuhan, China. Since then,
SARS-CoV-2
and
COVID-19
have spread to countries worldwide, including the United States. The
COVID-19
pandemic continues to evolve, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. As a result of the
COVID-19
pandemic, or similar pandemics, we may experience disruptions that could severely impact our business, including our ability to successfully commercialize our only commercial product, CAPLYTA, in the United States, and these disruptions could negatively impact our sales of CAPLYTA. Depending on the severity of the pandemic, our commercial organization, sales force and medical organization may have significantly reduced personal interactions with physicians and customers and may need to conduct many promotional activities virtually, and we may elect to cease in-person
interactions with physicians and customers entirely for some period of time in the interest of employee and community safety. In addition, this could result in a decrease in the number of patient visits to healthcare providers. Business interruptions from the current or future pandemics may also adversely impact the third parties we rely on to sufficiently manufacture CAPLYTA and to produce our product candidates in quantities we require, which may impair the commercialization and our research and development activities.
We conduct clinical trials for our product candidates in many countries and regions, including the United States and Europe and may expand to other geographies. Timely enrollment of, completion of and reporting on our clinical trials is dependent upon these global clinical trial sites which are, or in the future may be, adversely affected by the COVID-19 pandemic
or other pandemics. Some factors from the
COVID-19
pandemic that have or may adversely affect the timing and conduct of our clinical trials and adversely impact our business generally, include but are not limited to delays or difficulties in clinical site initiation, patient enrollment, diversion of healthcare resources away from clinical trials to pandemic concerns, limitations on travel, regulatory delays and supply chain disruptions.
In response to the
COVID-19
pandemic, in March 2020, the FDA announced its intention to temporarily postpone most inspections of foreign manufacturing facilities and products, as well as routine surveillance inspections of domestic manufacturing facilities, and it also provided guidance regarding the conduct of clinical trials, which has been further updated several times since that time. In mid-2020,
the FDA noted it was continuing to ensure timely reviews of applications for medical products during the
COVID-19
pandemic in line with its user fee performance goals and conducting mission-critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. The FDA subsequently publicized its development and use of an internal rating system, called the
COVID-19
Advisory Rating system, to assist in determining when and where it is safest to conduct such inspections based on data about the virus’s trajectory in a given country, state and locality and the rules and guidelines that are put in place by foreign, state and local governments. As of October 2021, FDA is either continuing to, on a case-by-case
basis, conduct only “mission-critical” inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include pre-approval
inspections, or PAIs. Foreign PAIs that are not deemed mission-critical remain postponed, while those deemed mission-critical will be considered for inspection on a case-by-case
basis. FDA will use similar data to inform resumption of other prioritized operations abroad as it becomes feasible and advisable to do so.
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
Should FDA determine that a PAI is necessary for approval of an NDA or NDA supplement and such an inspection cannot be completed during the review cycle due to restrictions on travel or other safety protocols, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. Such decisions will be based on the totality of the information available to the FDA, including considerations of whether it can obtain existing inspection reports from trusted foreign regulatory partners through mutual recognition and confidentiality agreements and/or secure additional records from the applicant, the manufacturing facility, or other inspected entities. Accordingly, FDA has encouraged applicants to effectively communicate with all of their facilities and sites to ensure timely responses to any inquiries from FDA for information needed to support its assessment of pending drug applications. FDA has also stated that it is using all available tools and sources of information to support regulatory decisions on NDAs such as the historical compliance status of a manufacturing facility and other risk-benefit considerations pertaining to the proposed new drug product and its manufacturing process and facilities. In addition, whether or not FDA considers a facility inspection to be “mission-critical” involves several factors related to the public health benefits of the proposed new drug product, including but not limited to whether the candidate has been granted breakthrough therapy designation and whether the candidate is intended to treat or prevent a serious disease or medical condition for which there is no other appropriate substitute. Regulatory authorities outside the United States, including but not limited to the EMA, may adopt similar restrictions or other policy measures in response to the COVID-19
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
Revenues
Net revenues from product sales consist of sales of CAPLYTA, which was approved by the FDA for the treatment of schizophrenia in adults in December 2019 and for the treatment of bipolar depression in adults in December 2021. We initiated the commercial launch of CAPLYTA in late March 2020. During the three months ended March 31, 2022 and 2021, net sales increased from approximately $15.6 million for the three-month period ended March 31, 2021 to approximately $34.8 million for the three-month period ended March 31, 2022. In addition, we had approximately $0.2 million of grant revenues for the three-month period ended March 31, 2022, compared to approximately $0.3 million of grant revenues for the three-month period ended March 31, 2021. We have received and may continue to receive grants from U.S. government agencies and foundations.
Expenses
The process of researching, developing and commercializing drugs for human use is lengthy, unpredictable and subject to many risks. We are unable, with certainty, to estimate either the costs or the timelines in which those costs will be incurred. The costs associated with the commercialization of CAPLYTA are substantial and will be incurred prior to our generating sufficient revenue to offset these costs. Costs for the clinical development of lumateperone-related projects, including for the treatment of MDD, consumes and, together with our other anticipated clinical development programs, will continue to consume a large portion of our current, as well as projected, resources. We intend to pursue other disease indications that lumateperone may address, but there are significant costs associated with pursuing FDA approval for those indications, which would include the cost of additional clinical trials.
Our PDE,
ITI-1284
and
ITI-333
development programs are currently in clinical stage development. Our other programs are still in the preclinical stages and will require extensive funding not only to complete preclinical testing, but also to commence and complete clinical trials. Expenditures that we incur on these programs will be subject to availability of funding in addition to the funding required for the advancement of lumateperone. Any failure or delay in the advancement of lumateperone could require us to re-allocate
resources from our other programs to the advancement of lumateperone, which could have a material adverse impact on the advancement of these other programs and on our results of operations.
Our operating expenses are comprised of (i) costs of product sales; (ii) research and development expenses; (iii) selling expenses; and (iv) general and administrative expenses.
Costs of product sales are comprised of:

•	direct costs of formulating, manufacturing and packaging drug product;

•	overhead costs consisting of labor, customs, share-based compensation, shipping, outside inventory management and other miscellaneous operating costs; and

•	royalty payments on product sales.
Research and development costs are comprised of:

•	internal recurring costs, such as costs relating to labor and fringe benefits, materials, supplies, facilities and maintenance; and

•	fees paid to external parties who provide us with contract services, such as pre-clinical testing, manufacturing and related testing, clinical trial activities and license milestone payments.

Selling expenses are incurred in three major categories:

•	salaries and related benefit costs of a dedicated sales force;

•	sales operation costs; and

•	marketing, promotional and advertising expenses.
General and administrative expenses are incurred in three major categories:

•	salaries and related benefit costs;

•	patent, legal, and professional costs; and

•	office and facilities overhead.
Product sold through March 31, 2022 consisted of drug product that was previously charged to research and development expense prior to FDA approval of CAPLYTA and other direct, indirect, and overhead costs required to make final product for sale. Because the Company’s policy does not allow for the capitalization of pre-approval
product, the cost of drug product sold is lower than it would have been and has a positive impact on our cost of product sales for the three-month periods ended March 31, 2022 and 2021. The Company’s reported cost of product sales as a percentage of product sales, net was 9.1% or approximately $3.2 million for the three-month period ended March 31, 2022, as compared to 9.3% or approximately $1.5 million for the three-month period ended March 31, 2021, of which more than half related to royalty payments accrued to BMS.
We expect to continue to have this favorable impact on cost of product sales and related product gross margins until our sales of CAPLYTA include drug product that is manufactured entirely after the FDA approval. We are currently unable to estimate how long it will be until we begin selling product entirely manufactured post FDA approval.
We expect that research and development expenses will increase as we proceed with our clinical trials, including increased manufacturing of drug product for clinical trials and pre-clinical
development activities. We also expect that our selling, general and administrative costs will increase from prior periods primarily due to costs associated with promotional activities to support the commercial sales of CAPLYTA as well as costs associated with building and maintaining infrastructure, which will include hiring additional personnel and increasing technological capabilities. We granted significant share-based awards in 2021 and 2022. We expect to continue to grant share-based awards in the future due to our growing employee base, which will increase our share-based compensation expense in future periods.
The following table sets forth our revenues, operating expenses, interest income and income tax expense for the three-month periods ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021

	(Unaudited)
Revenues
Product sales, net	$34,755	$15,579
Grant revenue	241	299

Total revenues, net	34,996	15,878
Expenses
Cost of product sales	3,155	1,455
Research and development	29,043	15,058
Selling, general and administrative	75,460	52,584

Total costs and expenses	107,658	69,097

Loss from operations	(72,662)	(53,219)
Interest income	548	484
Income tax expense	(5)	(5)

Net loss	$(72,119)	$(52,740)

Comparison of Three-Month Periods Ended March 31, 2022 and March 31, 2021
Total Revenues, Net
Total revenues, net for the three-month period ended March 31, 2022 were approximately $35.0 million compared to $15.9 million for the three-month period ended March 31, 2021. Net product sales were approximately $34.8 million for the three-month period ended March 31, 2022 and $15.6 million for the three-month period ended March 31, 2021. Net product revenue in 2021 were comprised of sales of CAPLYTA for the treatment of schizophrenia, while net product revenue in 2022 was comprised of sales of CAPLYTA for the treatment of schizophrenia and bipolar depression. In addition, revenue from a government grant was approximately $0.2 million and $0.3 million for the three-month period ended March 31, 2022 and 2021, respectively.
Cost of Product Sales
Cost of product sales was approximately $3.2 million and $1.5 million for the three-month period ended March 31, 2022 and 2021, respectively. Cost of product sales consisted primarily of product royalty fees, overhead and direct costs. Product sold through March 31, 2022 consisted of drug product that was previously charged to research and development expense prior to FDA approval of CAPLYTA and other direct, indirect and overhead costs required to make final product for sale. This minimal cost drug product had a positive impact on our cost of product sales and related product gross margins for the three-month period ended March 31, 2022 and 2021.
We will continue to have a lower cost of product sales that excludes the cost of the drug product that was incurred prior to FDA approval until our sales of CAPLYTA include drug product that is entirely manufactured after the FDA approval. We expect that this will be the case for the near-term and, as a result, our cost of product sales will be less than we anticipate it will be in future periods.
Research and Development Expenses
The following tables set forth our research and development expenses for the three-month periods ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
External costs	19,293	7,312
Internal costs	9,750	7,746

Total research and development expenses	$29,043	$15,058

Lumateperone costs	17,473	8,527
Non-lumateperone project costs	9,007	3,688
Stock based compensation	2,371	2,322
Overhead	192	521

Total research and development expenses	$29,043	$15,058

Research and development expenses increased to $29.0 million for the three-month period ended March 31, 2022 as compared to $15.1 million for the three-month period ended March 31, 2021, representing an increase of approximately $13.9 million, or 93%. This increase is due primarily to an increase of $8.9 million for lumateperone clinical trial and other costs, and approximately $5.3 million for other projects including the
ITI-1284,
ITI-214,
and
ITI-333
programs, among others, and is offset by a decrease of approximately $0.3 million of overhead costs. Internal costs increased by approximately $2.0 million for the period due primarily to labor related costs and share-based compensation.
As the development of lumateperone and
non-lumateperone
progress, we anticipate research and development costs to increase moderately due primarily to pre-clinical
testing and conducting ongoing and planned Phase 1, 2, 3 and other clinical trials in the next several years. We are also required to complete non-clinical
testing to obtain FDA approval and manufacture material needed for clinical trial use, which includes non-clinical
testing of the drug product, and manufacturing of drug product in anticipation of possible additional FDA approvals of lumateperone for indications beyond schizophrenia and bipolar depression.
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
The successful development of our product candidates and the approval process requires substantial time, effort and financial resources, and is uncertain and subject to a number of risks. We cannot be certain that any of our product candidates will prove to be safe and effective, will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval, or will be granted marketing approval on a timely basis, if at all. Data from pre-clinical
studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval or could result in label warnings related to or recalls of approved products. We, the FDA, or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our product candidates. Other risks associated with our product candidates are described in the section entitled “Risk Factors” in our Annual Report on Form
10-K
for the year ended December 31, 2021, as updated by the section entitled “Risk Factors” in this Quarterly Report on Form
10-Q
and from time to time in our other periodic and current reports filed with the SEC.
Selling, General and Administrative Expenses
Selling, general and administrative costs for the three-month period ended March 31, 2022 were $75.5 million as compared to $52.6 million in the three-month period ended March 31, 2021, which represents an increase of 44%, which was due to an increase in selling costs and an increase in general and administrative expenses as discussed below.
Selling costs were $56.1 million for the three-month period ended March 31, 2022 as compared to selling costs of $38.3 million in the same period in 2021, which represents an increase of 46%. This increase is primarily due to increased sales related labor costs of approximately $7.6 million, $6.5 million in commercialization, marketing and advertising expenses, and approximately $3.6 million in travel and other costs. Salaries, bonuses and related benefit costs for our sales and marketing functions for the three months ended March 31, 2022 and 2021 constituted approximately 43% and 40%, respectively, of our selling costs.
General and administrative expenses were $19.4 million in the three-month period ended March 31, 2022 as compared to $14.3 million for the same period in 2021, an increase of 36%. This increase is primarily due to increases in stock-based compensation of $1.3 million, labor related costs of approximately $0.9 million, approximately $1.0 million in IT costs, and the remainder for insurance, professional fees, and other expenses. Salaries, bonuses and related benefit costs for our general and administrative functions for the three months ended March 31, 2022 and 2021 constituted approximately 53% and 57%, respectively, of our general and administrative costs.
We expect selling, general and administrative costs to increase moderately in 2022 as compared to 2021. We are expanding marketing, promotional, and advertising costs and increasing efforts to educate physicians, expand market access, and enhance our administrative infrastructure.

Liquidity and Capital Resources
From inception through March 31, 2022, we have financed the Company primarily through the issuance of public and private offerings of our common stock and other securities, and to a far lesser extent, through proceeds from grants from government agencies and foundations. Through March 31, 2022, we have collected approximately $136.9 million from product sales of CAPLYTA, which we believe will increase going forward. We do not believe that grant revenue will be a significant source of funding in the future.
On January 7, 2022, the Company completed a public offering of common stock in which the Company sold 10,952,381 shares of common stock at a public offering price of $42.00 per share for aggregate gross proceeds of $460.0 million. After deducting underwriting discounts, commissions and offering expenses, the net proceeds to the Company were approximately $433.7 million.
As of March 31, 2022, we had a total of approximately $773.2 million in cash and cash equivalents, available-for-sale
investment securities and restricted cash, and approximately $59.1 million of short-term liabilities consisting entirely of liabilities from operations, including approximately $7.6 million of short-term lease obligations. In the three months ended March 31, 2022, we spent approximately $116.8 million in cash for operations and equipment. During this period, we collected $32.7 million from product sales and $0.5 million of interest income, resulting in net cash used of $82.8 million. The use of cash was primarily for selling and marketing costs in connection with our commercialization of CAPLYTA, conducting clinical trials and non-clinical
testing, funding recurring operating expenses, and product manufacturing.
Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this quarterly report. During that time, we expect that our expenses will increase substantially due primarily to the commercialization of CAPLYTA for the treatment of schizophrenia and bipolar depression; the development of lumateperone in our late-stage clinical programs; the development of our other product candidates, including
ITI-214;
the continuation of manufacturing activities for anticipated future product sales and in connection with the development of lumateperone; and infrastructure expansion and general operations.
For the remainder of 2022, we expect to spend up to $385 million primarily relating to the marketing and commercialization of CAPLYTA, lumateperone clinical development including clinical trial conduct, regulatory activities, manufacturing and inventory production, expansion of our administrative infrastructure and other development activities. Our other development activities will include efforts relating to our
ITI-1284,
lenrispodun
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
We may require additional financing in the future to continue to fund our operations. We believe that we have the funding in place to commercialize CAPLYTA in patients with schizophrenia and bipolar depression. We also plan to fund additional clinical trials of lumateperone for the treatment of depressive disorders and other CNS disorders; preclinical and clinical development of our
ITI-007
long acting injectable development program; clinical development of
ITI-1284,
continued clinical development of our PDE product candidates, including lenrispodun; research and preclinical development of our other product candidates. We have incurred losses in every year since inception with the exception of 2011, when we received an up-front
fee and a milestone payment related to a license agreement that has been terminated. These losses have resulted in significant cash used in operations.
In the three months ended March 31, 2022, we spent approximately $116.8 million in cash for operations and equipment. We have sources of cash which included $32.7 million of collected product sales and $0.5 million of interest income, resulting in net cash used in operations of $82.8 million. While we have several research and development programs underway, the lumateperone program has advanced the furthest and will continue to consume increasing amounts of cash for conducting clinical trials. As we continue to conduct the activities necessary to pursue FDA approval of lumateperone beyond schizophrenia and bipolar depression and our other product candidates, as well as commercialization efforts, we expect the amount of cash to be used to fund operations to increase over the next several years.
We seek to balance the level of cash, cash equivalents and investments on hand with our projected needs and to allow us to withstand periods of uncertainty relative to the availability of funding on favorable terms. Subject to our ability to generate significant revenues from operations, we may need to satisfy our future cash needs through public or private sales of our equity securities, sales of debt securities, incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of our product candidates and technology and, to a lesser extent, grant funding. On January 6, 2020, we filed an automatic shelf registration statement on Form
S-3
with the SEC, which became effective upon filing, on which we registered for sale an unlimited amount of any combination of its common stock, preferred stock, debt securities, warrants, rights, and/or units from time to time and at prices and on terms that we may determine, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. This registration statement will remain in effect for up to three years from the date it became effective.

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
Our cash is maintained in checking accounts, money market accounts, money market mutual funds, U.S. government agency securities, certificates of deposit, commercial paper, corporate notes and corporate bonds at major financial institutions. Due to the recent history of low interest rates available for these instruments, we have been earning limited interest income. During the three -months ended March 31, 2022, interest rates have risen. This trend has resulted in approximately $3.3 million of unrealized loss on investments during the three months ended March 31, 2022. We believe due to the short-term nature of these investments; we do not expect to recognize these losses. Even with the rise or further potential rise in interest rates, we do not expect interest income to be a significant source of funding over the next several quarters. In addition, our investment portfolio historically has not been adversely impacted by problems in the credit markets, but there can be no assurance that our investment portfolio will not be adversely affected in the future.
In 2014, we entered into a long-term lease with a related party which, as amended, provided for a lease of 16,753 square feet of useable laboratory and office space located at 430 East 29th Street, New York, New York 10016. Concurrent with this lease, we entered into a license agreement to occupy certain vivarium related space in the same facility for the same term, rent and escalation provisions as the lease. This license has the primary characteristics of a lease and is characterized as a lease in accordance with ASU
2016-02
for accounting purposes. In September 2018, we further amended the lease to obtain an additional 15,534 square feet of office space beginning October 1, 2018 and to extend the term of the lease for previously acquired space. The lease, as amended, has a term of 14.3 years ending in May 2029. In February 2019, we entered into a long-term lease for 3,164 square feet of office space in Towson, Maryland beginning March 1, 2019. The Towson lease had a term of 3.2 years ending in April 2022. In April 2022, we amended the lease to obtain an additional 736 square feet of office space beginning May 1, 2022 and to extend the term of the lease for the previously acquired space. The Towson lease, as amended, has a term of four years ending in April 2026. On May 17, 2019, we entered into a vehicle fleet lease with a company to acquire motor vehicles for certain employees. The vehicle fleet lease provides for individual leases for the vehicles, which at each lease commencement was determined to qualify for operating lease treatment. We began leasing vehicles under the vehicle fleet lease in March 2020. Restricted cash of $1.4 million on our condensed consolidated balance sheet as of March 31, 2022 and 2021 relates to a letter of credit issued as part of the vehicle fleet lease.

Critical Accounting Policies and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form
10-K
for the year ended December 31, 2021. There have been no material changes to our critical accounting policies during the three months ended March 31, 2022.
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
Recently Issued Accounting Pronouncements
We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. For the recently issued accounting standards that we believe may have an impact on our financial statements, see “Recent Accounting Pronouncements” in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form
10-Q,
and “Recently Issued Accounting Standards” in Note 2 to our audited consolidated financial statements and “Recently Issued Accounting Pronouncements” in Part II, Item 7, in our Annual Report on
Form 10-K
for the year ended December 31, 2021 filed on March 1, 2022.
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
Words such as “may,” “anticipate,” “estimate,” “expect,” “may,” “project,” “intend,” “plan,” “believe,” “potential,” “predict,” “project,” “likely,” “will,” “would,” “could,” “should,” “continue” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: there are no guarantees that CAPLYTA will be commercially successful; we may encounter issues, delays or other challenges in commercializing CAPLYTA; the
COVID-19
pandemic may negatively impact our commercial plans and sales for CAPLYTA; the
COVID-19
pandemic may negatively impact the conduct of, and the timing of enrollment, completion and reporting with respect to, our clinical trials; whether CAPLYTA receives adequate reimbursement from third-party payors; the degree to which CAPLYTA receives acceptance from patients and physicians for its approved indications; challenges associated with execution of our sales activities, which in each case could limit the potential of our product; results achieved in CAPLYTA in the treatment of schizophrenia and bipolar depression following commercial launch of the product may be different than observed in clinical trials, and may vary among patients; any other impacts on our business as a result of or related to the
COVID-19
pandemic; challenges associated with supply and manufacturing activities, which in each case could limit our sales and the availability of our product; impacts on our business, including on the commercialization of CAPLYTA and our clinical trials, as a result of the conflict in Ukraine; risks associated with our current and planned clinical trials; we may encounter unexpected safety or tolerability issues with CAPLYTA following commercial launch for the treatment of schizophrenia or bipolar depression or in ongoing or future trials and other development activities; our other product candidates may not be successful or may take longer and be more costly than anticipated; product candidates that appeared promising in earlier research and clinical trials may not demonstrate safety and/or efficacy in larger-scale or later clinical trials or in clinical trials for other indications; our proposals with respect to the regulatory path for our product candidates may not be acceptable to the FDA; our reliance on collaborative partners and other third parties for development, commercialization, manufacturing or supply of our product and product candidates; and the other risk factors detailed under the heading “Risk Factors” in our most recent Annual Report on Form
10-K,
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
Interest Rate Sensitivity.
 As of March 31, 2022, we had cash, cash equivalents, marketable securities and restricted cash of approximately $773.2 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates, although the recent increase in interest rates has resulted in our unrealized loss on investments, net, as of March 31, 2022 of approximately $3.3 million and an unrealized loss on investments, net, as of December 2021 totaling approximately $0.4 million. We plan on holding those investments to maturity, and should interest rates rise, there would be no recognition of impairment required. Declines in interest rates, however, would reduce future investment income.
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
(b)
 Changes in Internal Controls
. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
We are not currently a party to any material legal proceedings.

Item 1A.	RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form
10-K
for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022.
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
Further, we are currently conducting clinical trials for our product candidates in many countries, including the United States and Europe, including Russia and Ukraine, and may expand to other geographies. Timely enrollment of, completion of and reporting on our clinical trials is dependent upon these global clinical trial sites which are, or in the future may be, adversely affected by political instability or conflict. For example, in connection with Studies 501, 502 and 503 for MDD and Study 403 for major depressive episodes with mixed features in bipolar disorder, we have third-party clinical sites located in Ukraine and Russia, which are experiencing significant conflict. Political instability and conflict in Ukraine and Russia, and any other areas in the world where we have clinical operations, may delay our trials and negatively affect our business and operations in those regions.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
Not applicable.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended March 31, 2022.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

3.1	Restated Certificate of Incorporation of Registrant, as amended.		10-Q (Exhibit 3.1)	8/9/2021	001-36274

10.1	Non-Employee Director Compensation Policy, as amended.*	X

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following materials from the Registrant’s Quarterly Report on
Form 10-Q
	for the quarter ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (audited), (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three months ended March 31, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: May 10, 2022	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Date: May 10, 2022	By:	/s/ Lawrence J. Hineline
Lawrence J. Hineline
Senior Vice President of Finance and Chief Financial Officer