Form 10-Q
period 2022-06-30
Intra-Cellular Therapies, Inc.
filed 2022-08-09
CIK 1567514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2022, the registrant had 94,401,745

shares of common stock outstanding.

Intra-Cellular Therapies, Inc.

In this Quarterly Report on Form
10-Q,
the terms “we,” “us,” “our,” and the “Company” mean Intra-Cellular Therapies, Inc. and our subsidiaries. “ITI” refers to our wholly-owned subsidiary ITI, Inc. and “ITI Limited” refers to our wholly-owned subsidiary ITI Limited.

i

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands except share and per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,235	$92,365
Investment securities, available-for-sale	600,594	319,968
Restricted cash	1,400	1,400
Accounts receivable, net	46,976	20,156
Inventory	25,022	7,948
Prepaid expenses and other current assets	37,979	25,444

Total current assets	789,206	467,281
Property and equipment, net	2,137	1,791
Right of use assets, net	20,477	20,764
Other assets	86	86

Total assets	$811,906	$489,922

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,749	$8,691
Accrued and other current liabilities	17,274	11,073
Accrued customer programs	16,483	5,964
Accrued employee benefits	18,385	20,897
Lease liabilities, short-term	7,743	6,732

Total current liabilities	70,634	53,357
Lease liabilities	19,075	18,675

Total liabilities	89,709	72,032
Stockholders’ equity:
Common stock, $0.0001 par value: 175,000,000 shares authorized at June 30, 2022 and December 31, 2021; 94,367,233 and 81,886,965 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	9	8
Additional paid-in capital	2,106,942	1,639,476
Accumulated deficit	(1,379,952)	(1,221,230)
Accumulated comprehensive loss	(4,802)	(364)

Total stockholders’ equity	722,197	417,890

Total liabilities and stockholders’ equity	$811,906	$489,922

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (in thousands except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Product sales, net	$55,074	$19,007	$89,829	$34,586
Grant revenue	505	1,040	746	1,339

Total revenues	55,579	20,047	90,575	35,925
Operating expenses:
Cost of product sales	4,650	2,040	7,805	3,495
Selling, general and administrative	100,316	69,851	175,776	122,435
Research and development	38,536	17,297	67,579	32,355

Total operating expenses	143,502	89,188	251,160	158,285

Loss from operations	(87,923)	(69,141)	(160,585)	(122,360)
Interest income	1,320	421	1,868	905

Loss before provision for income taxes	(86,603)	(68,720)	(158,717)	(121,455)
Income tax expense	—	24	5	29

Net loss	$(86,603)	$(68,744)	$(158,722)	$(121,484)

Net loss per common share:
Basic & Diluted	$(0.92)	$(0.85)	$(1.70)	$(1.50)
Weighted average number of common shares:
Basic & Diluted	94,285,117	81,229,788	93,449,424	81,088,900
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(86,603)	$(68,744)	$(158,722)	$(121,484)
Other comprehensive income:
Unrealized (loss) on investment securities	(1,474)	(70)	(4,438)	(304)

Comprehensive loss	$(88,077)	$(68,814)	$(163,160)	$(121,788)

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (in thousands except share and per share amounts) (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2021	81,133,849	$8	$1,601,739	$(989,844)	$247	$612,150
Exercise of stock options and issuances of restricted stock	176,757	—	1,582	—	—	1,582
Stock issued for services	1,272	—	52	—	—	52
Share-based compensation	—	—	8,617	—	—	8,617
Net loss	—	—	—	(68,744)	—	(68,744)
Other comprehensive loss	—	—	—	—	(70)	(70)

Balance at June 30, 2021	81,311,878	$8	$1,611,990	$(1,058,588)	$177	$553,587

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	80,463,089	$8	$1,593,475	$(937,104)	$481	$656,860
Exercise of stock options and issuances of restricted stock	845,939	—	3,014	—	—	3,014
Stock issued for services	2,850	—	106	—	—	106
Share-based compensation	—	—	15,395	—	—	15,395
Net loss	—	—	—	(121,484)	—	(121,484)
Other comprehensive loss	—	—	—	—	(304)	(304)

Balance at June 30, 2021	81,311,878	$8	$1,611,990	$(1,058,588)	$177	$553,587

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2022	94,020,425	$9	$2,089,418	$(1,293,349)	$(3,328)	$792,750
Exercise of stock options and issuances of restricted stock	346,411	—	5,504	—	—	5,504
Stock issued for services	397	—	22	—	—	22
Share-based compensation	—	—	11,998	—	—	11,998
Net loss	—	—	—	(86,603)	—	(86,603)
Other comprehensive loss	—	—	—	—	(1,474)	(1,474)

Balance at June 30, 2022	94,367,233	$9	$2,106,942	$(1,379,952)	$(4,802)	$722,197

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	81,886,965	$8	$1,639,476	$(1,221,230)	$(364)	$417,890
Common shares issued January 7, 2022	10,952,381	1	433,724	—	—	433,725
Exercise of stock options and issuances of restricted stock	1,527,107	—	13,593	—	—	13,593
Stock issued for services	780	—	46	—	—	46
Share-based compensation	—	—	20,103	—	—	20,103
Net loss	—	—	—	(158,722)	—	(158,722)
Other comprehensive loss	—	—	—	—	(4,438)	(4,438)

Balance at June 30, 2022	94,367,233	$9	$2,106,942	$(1,379,952)	$(4,802)	$722,197

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidat
e
d Statements of Cash Flows (in thousands) (Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows used in operating activities
Net loss	$(158,722)	$(121,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	343	253
Share-based compensation	20,103	15,395
Stock issued for services	46	106
Amortization of premiums and discounts on investment securities, net	(947)	(1,708)
Changes in operating assets and liabilities:
Accounts receivable, net	(26,820)	(4,423)
Inventory	(17,074)	(712)
Prepaid expenses and other assets	(12,535)	(7,954)
Accounts payable	2,058	10,439
Accrued liabilities and other	3,689	1,680
Accrued customer programs	10,519	1,395
Lease liabilities, net	1,698	(80)

Net cash used in operating activities	(177,642)	(107,093)
Cash flows provided by (used in) investing activities
Purchases of investments	(552,782)	(119,899)
Maturities of investments	268,665	284,977
Purchases of property and equipment	(689)	(15)

Net cash provided by (used in) investing activities	(284,806)	165,063
Cash flows provided by financing activities
Proceeds of public offering, net	433,725	—
Proceeds from exercise of stock options	13,593	3,014

Net cash provided by financing activities	447,318	3,014

Net increase (decrease) in cash, cash equivalents, and restricted cash	(15,130)	60,984
Cash, cash equivalents, and restricted cash at beginning of period	93,765	61,446

Cash, cash equivalents, and restricted cash at end of perio d	$78,635	$122,430

Non-cash investing and financing activities
Right of use assets under operating leases	$4,167	$271
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	June 30,
	2022	2021
Cash and cash equivalents	$77,235	$121,030
Restricted cash	1,400	1,400

Total cash, cash equivalents and restricted cash	$78,635	$122,430

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022
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
(lumateperone) for the treatment of schizophrenia in adults (42mg/day). The Company initiated the commercial launch of CAPLYTA in late March 2020. In December 2021, the FDA approved CAPLYTA for the treatment of depressive episodes associated with bipolar I or II disorder in adults, as monotherapy and as adjunctive therapy with lithium or valproate (42mg/day). Additionally, in April 2022, the FDA approved two new dosage strengths of CAPLYTA, 10.5 mg and 21 mg capsules, to provide dosage recommendations for patients concomitantly taking strong or moderate CYP3A4 inhibitors, and 21 mg for patients with moderate or severe hepatic impairment (Child-Pugh class B or C). As used in these Notes to Condensed Consolidated Financial Statements, “CAPLYTA” refers to lumateperone approved by the FDA for the treatment of schizophrenia and bipolar depression in adults, and “lumateperone” refers to, where applicable, CAPLYTA as well as lumateperone for the treatment of indications beyond schizophrenia and bipolar depression. Lumateperone is in Phase 3 clinical development as a novel treatment for major depressive disorder.
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
10-K
for the year ended December 31, 2021.
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable, net from customers and cash, cash equivalent and investments held at financial institutions. As of June 30, 2022, all of the Company’s accounts receivable, net arose from product sales in the United States. For the six-month
periods ended June 30, 2022 and 2021, respectively, 97% and 97% of sales were from three major wholesalers accounting for approximately 38%, 30%, and 29%, and 40%, 30%, and 27% of product sales, for the same periods, respectively. The percentage of the total net product sales by individual customers has not significantly changed since inception. All customers have standard payment terms which generally require payment within 60 days. As of June 30, 2022, the Company continues to believe that such customers are of high credit quality.
3. Investment Securities
Investment securities consisted of the following (in thousands):

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(Unaudited)
U.S. Government Agency Securities	$197,886	$10	$(1,611)	$196,285
Certificates of Deposit	10,434	—	(38)	10,396
Commercial Paper	109,634	—	(476)	109,158
Corporate Notes/Bonds	288,441	1	(2,688)	285,754

	$606,395	$11	$(4,813)	$601,593

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$71,752	$—	$(100)	$71,652
Certificates of Deposit	26,232	1	—	26,233
Commercial Paper	55,955	—	(36)	55,919
Corporate Notes/Bonds	166,394	19	(249)	166,164

	$320,333	$20	$(385)	$319,968

The Company has classified all of its investment securities as available-for-sale,
including those with maturities beyond one year, as current assets on the condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of June 30, 2022 and December 31, 2021, the Company held $109.3 million and $67.2 million, respectively, of available-for-sale
investment securities with contractual maturity dates more than one year and less than two years.

The aggregate related fair value of investments with unrealized losses as of June 30, 2022 was $585.3 million, which consisted of $191.4 million from U.S. government agency securities, $1.9 million of certificates of deposit, $109.2 million of commercial paper, and $282.8 million of corporate notes/bonds. $20.1 million of the aggregate fair value of investments with unrealized losses as of June 30, 2022 has been held in a continuous unrealized loss position for over 12 months, with the remaining $565.1 million held in a continuous unrealized loss position for less than 12 months. As of December 31, 2021, the aggregate related fair value of investments with unrealized losses was $263.5 million. $9.5 million of the aggregate fair value of investments with unrealized losses as of December 31, 2021 has been held in a continuous unrealized loss position for over than 12 months, with the remaining $254.1 million held in a continuous unrealized loss position for less than 12 months.
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

The Company has no assets or liabilities that were measured using quoted prices for significant unobservable inputs (Level 3 assets and liabilities) as of June 30, 2022 or December 31, 2021. The carrying value of cash held in money market funds of approximately $55.8 million as of June 30, 2022 and $56.5 million as of December 31, 2021 is included in cash and cash equivalents on the condensed consolidated balance sheets and approximates market value based on quoted market prices or Level 1 inputs. The carrying value of cash held in corporate bonds of approximately $1.0 million and $0 as of June 30, 2022 and December 31, 2021, respectively, is included in cash and cash equivalents.
The fair value measurements of the Company’s cash equivalents and available-for-sale
investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$55,775	$55,775	$—	$—
U.S. Government Agency Securities	196,285	—	196,285	—
Certificates of Deposit	10,396	—	10,396	—
Commercial Paper	109,158	—	109,158	—
Corporate Notes/Bonds	285,754	—	285,754	—

	$657,368	$55,775	$601,593	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$56,539	$56,539	$—	$—
U.S. Government Agency Securities	71,652	—	71,652	—
Certificates of Deposit	26,233	—	26,233	—
Commercial Paper	55,919	—	55,919	—
Corporate Notes/Bonds	166,164	—	166,164	—

	$376,507	$56,539	$319,968	$—

5. Inventory
Inventory consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$18,160	$2,484
Work in process	1,741	2,407
Finished goods	5,121	3,057

	$25,022	$7,948

Product costs incurred prior to receipt of the FDA approval on December 20, 2019 for CAPLYTA was expensed as research and development as incurred.
6. Right of Use Assets and Lease Liabilities
In 2014, the Company entered into a long-term lease with a related party, which, as amended, provided for a lease of useable laboratory and office space located in New York, New York. A member of the Company’s board of directors is the Executive Chairman of the parent company to the landlord under this lease. Concurrent with this lease, the Company entered into a license agreement to occupy certain vivarium-related space in the same facility for the same term and rent escalation provisions as the lease. This license has the primary characteristics of a lease and is characterized as a lease. In September 2018, the Company further amended the lease to obtain an additional office space beginning October 1, 2018 and to extend the term of the lease for previously acquired space. The lease, as amended, has a term of 14.3 years ending in May 2029.
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
The Company has no other significant leases. In addition, no identified leases require allocations between lease and non-lease
components.

Maturity analyses under the lease agreements are as follows (in thousands):

	Real Estate	Fleet
Six months ending December 31, 2022	$1,792	$2,352
Year ending December 31, 2023	3,680	2,687
Year ending December 31, 2024	3,792	2,130
Year ending December 31, 2025	3,907	—
Year ending December 31, 2026	3,974	—
Thereafter	9,937	—

Total	27,082	7,169
Less: Present value discount	(7,194)	(239)

Total Lease liability	19,888	6,930

Less: Current portion	(3,451)	(4,292)

Long-term lease liabilities	$16,437	$2,638

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
In September 2016, the Company transferred certain of its rights under the BMS agreement to its wholly owned subsidiary, ITI Limited. In connection with the transfer, the Company guaranteed ITI Limited’s performance of its obligations under the BMS agreement. The Company expensed approximately $4.5 million and $1.7 million, respectively, for the six-month
periods ended June 30, 2022 and 2021, in cost of product sales to satisfy its obligation under the BMS agreement.
Research and Other Commitments
As of June 30, 2022, the Company has committed to purchasing production campaigns for various raw materials and API from each of its supply vendors – Siegfried Evionnaz SA (“Siegfried”) and Lonza Ltd. (“Lonza”). The campaigns are expected to be received into inventory during 2022 through 2024. The Company had paid deposits of $15.0 million and $9.5 million as of June 30, 2022 and December 31, 2021, respectively, for the Siegfried and Lonza campaigns, which are recorded within prepaid expenses and other current assets. Over the course of the vendors’ manufacturing period, the Company will remit payments to each vendor based on the payment plan within the executed agreements.
8. Share-Based Compensation
In 2020, the Company’s stockholders approved the Amended and Restated 2018 Equity Incentive Plan (the “Amended 2018 Plan”), which provides for the granting of up to
6,500,000
additional share-based awards, such as

stock options, restricted common stock, RSUs and stock appreciation rights to employees, directors and consultants as determined by the Board of Directors. In December 2019, the Company adopted the 2019 Inducement Award Plan (the “2019 Inducement Plan”) for the grant of equity awards of up to 1,000,000 shares of common stock to newly hired employees.
Information regarding the stock options activity, including with respect to grants to employees, directors and consultants as of June 30, 2022, and changes during the six-month
period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2021	5,451,398	$21.09	6.1 years
Options granted 2022	592,332	$—
Options exercised 2022	(778,916)	$—
Options canceled or expired 2022	(23,010)	$—

Outstanding at June 30, 2022	5,241,804	$25.54	6.2 years

Vested and expected to vest at June 30, 2022	5,241,804	$25.54

Exercisable at June 30, 2022	4,042,330	$20.04	5.4 years

The fair value of the time based RSUs is based on the closing price of the Company’s common stock on the date of grant. Information regarding the time based RSU activity and changes during the six-month
period ended June 30, 2022 is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2021	1,529,652	$26.95	1.5 years
Time based RSUs granted in 2022	582,768	$—
Time based RSUs vested in 2022	(751,695)	$—
Time based RSUs cancelled in 2022	(37,919)	$—

Outstanding at June 30, 2022	1,322,806	$42.39	1.3 years

The Company recognized
non-cash
share-based compensation expense related to time based RSUs for the six months ended June 30, 2022 and 2021 of approximately $10.4 million and $7.9 million, respectively. As of June 30, 2022, there was approximately $48.0 million of unrecognized compensation costs estimated related to unvested time based RSUs.
9. Loss Per Share
The following awards were excluded in the calculation of diluted loss per share because their effect could be anti-dilutive as applied to the loss from operations for the three and six months ended June 30, 2022 and 2021:

	Three and Six Months Ended June 30,
	2022	2021
Stock options	5,241,804	6,014,017
RSUs	1,420,313	1,631,478
TSR RSUs	97,507	68,598

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Lumateperone is in Phase 3 clinical development as a novel treatment for major depressive disorder, or MDD. Patient enrollment in Study 501 and Study 502, our global Phase 3 clinical trials evaluating lumateperone 42 mg as an adjunctive therapy to antidepressants for the treatment of MDD is ongoing. We expect to file an sNDA with the FDA for approval of lumateperone as an adjunctive therapy to antidepressants for the treatment of MDD in 2024. In the first quarter of 2020, as part of our lumateperone bipolar depression clinical program, we initiated our third monotherapy Phase 3 study, Study 403, evaluating lumateperone as monotherapy in the treatment of major depressive episodes associated with bipolar I or bipolar II disorder. Following the positive results in our adjunctive study that was part of our bipolar depression clinical program, Study 402, we amended Study 403 to evaluate major depressive episodes with mixed features in bipolar disorder in patients with bipolar I or bipolar II disorder and mixed features in patients with MDD. We expect to complete clinical conduct in Study 403 in late 2022 and, following completion of data analysis, we expect to report topline results in the first quarter of 2023. Following completion of Study 403, we intend to discuss the results with the FDA to determine whether this study will provide supportive data for a potential future regulatory filing for this indication.
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
Within the lumateperone portfolio, we are also developing a long-acting injectable, or LAI, formulation to provide more treatment options to patients suffering from mental illness. We have completed the preclinical development of an LAI formulation, and we have conducted a Phase 1 single ascending dose study with this formulation. This study evaluated the pharmacokinetics, safety and tolerability of lumateperone LAI in patients with stable symptoms of schizophrenia. We are now exploring alternate sites of injection with this formulation as well as progressing other formulations. This will assist us in evaluating dosing strategies and formulation for our efficacy studies. The goal of our program is to develop LAI formulations that are effective, safe and well-tolerated with treatment durations of one month and longer. Given the encouraging tolerability data to date with oral lumateperone, we believe that an LAI option, in particular, may lend itself to being an important formulation choice for certain patients.

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
non-clinical
toxicological profile of
ITI-1284-ODT-SL.
The FDA has informed us that they do not believe the deuterated and undeuterated forms of lumateperone are identical. As a result, the non-clinical
data from lumateperone may not be broadly applied to
ITI-1284-ODT-SL
and we are conducting additional toxicology studies and we expect to commence clinical conduct in a Phase 2 study in agitation in patients with probable Alzheimer’s disease in 2023. Additional studies in dementia-related psychosis and certain depressive disorders in the elderly are also planned for 2023. We are continuing with Phase 1 studies with
ITI-1284-ODT-SL
including drug-drug interaction studies.
We have another major program that has yielded a portfolio of compounds that selectively inhibit the enzyme phosphodiesterase type 1, or PDE1. PDE1 enzymes are highly active in multiple disease states and our PDE1 inhibitors are designed to reestablish normal function in these disease states. Abnormal PDE1 activity is associated with cellular proliferation and activation of inflammatory cells. Our PDE1 inhibitors ameliorate both of these effects in animal models. We intend to pursue the development of our phosphodiesterase, or PDE, program, for the treatment of aberrant immune system activation in several CNS and non-CNS conditions
with a focus on diseases where excessive PDE1 activity has been demonstrated and increased inflammation is an important contributor to disease pathogenesis. Our potential disease targets include heart failure, immune system regulation, neurodegenerative diseases, cancers and other non-CNS disorders. Lenrispodun (ITI-214)
is our lead compound in this program. Following the favorable safety and tolerability results in our Phase 1 program, we initiated our development program for lenrispodun for Parkinson’s disease and conducted a Phase 1/2 clinical trial of lenrispodun in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory
endpoints. In this study lenrispodun was generally well-tolerated with a favorable safety profile and clinical signs consistent with improvements in motor symptoms and dyskinesias. We have initiated our Phase 2 clinical program with lenrispodun for Parkinson’s disease and expect to commence patient enrollment in the second half of 2022.
In addition, we have conducted a Phase 1/2 translational study of single ascending doses of lenrispodun in patients with chronic systolic heart failure with reduced ejection fraction. In this study, lenrispodun improved cardiac output by increasing heart contractility and decreasing vascular resistance. Agents that both increase heart contractility (inotropism) and decrease vascular resistance (vasodilation) are called inodilators. Inodilators in current clinical use are associated with the development of arrhythmias, which are abnormal heart rhythms that, when serious, can impair heart function and lead to mortality. Lenrispodun, which acts through a novel mechanism of action, was not associated with arrhythmias in this study and was generally well-tolerated in all patients.
We also have a development program with
our ITI-333 compound
as a potential treatment for substance use disorders, pain and psychiatric comorbidities including depression and anxiety. There is a pressing need to develop new drugs to treat opioid addiction and for safe, effective, non-addictive
treatments to manage pain.
ITI-333
is a novel compound that uniquely combines activity as an antagonist at serotonin 5-HT2A receptors
and a partial agonist at µ-opioid receptors. These combined actions support the potential utility of ITI-333 in
the treatment of opioid use disorder and associated comorbidities (e.g., depression, anxiety, sleep disorders) without opioid-like safety and tolerability concerns. We have conducted a Phase 1 single ascending dose study evaluating the safety, tolerability and pharmacokinetics of
ITI-333
in healthy volunteers. In this study
ITI-333
achieved plasma exposures at or above those required for efficacy and was generally safe and well-tolerated. We have commenced a neuroimaging study to investigate brain occupancy for receptors that play a role in substance use disorder and also have applicability for pain. The results of this study will support the dose selection for future studies. We have received a grant from the National Institute on Drug Abuse under the Helping to End Addiction Long-term Initiative, or NIH HEAL Initiative, that we expect will fund a significant portion of the early stage clinical development costs associated with this program.
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

COVID-19
In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China. Since then, SARS-CoV-2 and COVID-19 have spread to countries worldwide, including the United States. The COVID-19 pandemic continues to evolve, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. As a result of the COVID-19 pandemic, we expect to continue to experience disruptions, which could severely impact our business, including our ability to successfully commercialize our only commercial product, CAPLYTA, in the United States, and could negatively impact our sales of CAPLYTA. Our commercial organization, sales force and medical organization have had, and, depending on the severity and duration of the pandemic, may continue to have significantly reduced personal interactions with physicians and customers and may need to continue to conduct many promotional activities virtually, and we may elect to cease in-person interactions with physicians and customers entirely for some period of time in the interest of employee and community safety. In addition, the pandemic may continue to impact the willingness of patients to visit their healthcare provider. Business interruptions from the current or future pandemics may also adversely impact the third parties we rely on to sufficiently manufacture CAPLYTA and to produce our product candidates in quantities we require, which may impair the commercialization and our research and development activities.
We conduct clinical trials for our product candidates in many countries and regions, including the United States and Europe, and may expand to other geographies. Timely enrollment of, completion of and reporting on our clinical trials is dependent upon these global clinical trial sites which are, or in the future may be, adversely affected by the COVID-19 pandemic or other pandemics. Some factors from the COVID-19 pandemic that have or may adversely affect the timing and conduct of our clinical trials and adversely impact our business generally, include but are not limited to, delays or difficulties in clinical site initiation, patient enrollment, diversion of healthcare resources away from clinical trials to pandemic concerns, limitations on travel, regulatory delays and supply chain disruptions.
During the global response to the COVID-19 pandemic, moreover, the responses of the federal, international, state and regional governments to the public health emergency, including but not limited to the shelter in place orders, the allocation of healthcare resources to treating those infected with the virus, and the strategic redeployment of FDA and EMA resources and staff to priority projects, could have an impact on the timeline for review and approval of new marketing applications. Over the course of the pandemic, FDA’s new drug review programs continued to meet key performance goals related to working with applicants and approving NDAs and NDA supplements, although the agency has also stated that the uncertainty of the COVID-19 situation may make it difficult to sustain that level of performance indefinitely. The FDA may not be able to maintain its normal pace with respect to new drug applications and delays or setbacks are possible in the future.

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
Revenues
Net revenues from product sales consist of sales of CAPLYTA, which was approved by the FDA for the treatment of schizophrenia in adults in December 2019 and for the treatment of bipolar depression in adults in December 2021. We initiated the commercial launch of CAPLYTA in late March 2020. During the three and six months ended June 30, 2022, net sales increased to approximately $55.1 million and $89.8 million, respectively, from approximately $19.0 million and $34.6 million for the three and six months ended June 30, 2021, respectively.
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
Our operating expenses are comprised of (i) costs of product sales; (ii) selling expenses; (iii) general and administrative expenses; and (iv) research and development expenses.
Costs of product sales are comprised of:

•	direct costs of formulating, manufacturing and packaging drug product;

•	overhead costs consisting of labor, customs, share-based compensation, shipping, outside inventory management and other miscellaneous operating costs; and

•	royalty payments on product sales.
Selling expenses are incurred in three major categories:

•	salaries and related benefit costs of a dedicated sales force;

•	sales operation costs; and

•	marketing, promotional and advertising expenses.
General and administrative expenses are incurred in three major categories:

•	salaries and related benefit costs;

•	patent, legal, and professional costs; and

•	office and facilities overhead.
Research and development costs are comprised of:

•	fees paid to external parties who provide us with contract services, such as pre-clinical testing, manufacturing and related testing, clinical trial activities and license milestone payments; and

•	internal recurring costs, such as costs relating to labor and fringe benefits, materials, supplies, facilities and maintenance.
Product sold through June 30, 2022 consisted of drug product that was previously charged to research and development expense prior to FDA approval of CAPLYTA and other direct, indirect, and overhead costs required to make final product for sale. Because the Company’s policy does not allow for the capitalization of pre-approval
product, the cost of drug product sold is lower than it would have been and has a positive impact on our cost of product sales for the three and six-month
periods ended June 30, 2022 and 2021. We expect to continue to have this favorable impact on cost of product sales and related product gross margins until our sales of CAPLYTA include drug product that is manufactured entirely after the FDA approval. We expect that this will be the case for the near-term and, as a result, our cost of product sales will be less than we anticipate it will be in future periods.
We expect that research and development expenses will increase as we proceed with our clinical trials including, increased manufacturing of drug product for clinical trials and pre-clinical
development activities. We also expect that our selling, general and administrative costs will increase from prior periods primarily due to costs associated with promotional activities to support the commercial sales of CAPLYTA as well as costs associated with building and maintaining infrastructure, which will include hiring additional personnel and increasing technological capabilities. We granted significant share-based awards in 2021 and 2022. We expect to continue to grant share-based awards in the future due to our growing employee base, which will increase our share-based compensation expense in future periods.
The following table sets forth our revenues, operating expenses, interest income and income tax expense for the three and six-month
periods ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Revenues
Product sales, net	$55,074	$19,007	$89,829	$34,586
Grant revenue	505	1,040	746	1,339

Total revenues, net	55,579	20,047	90,575	35,925

Expenses
Cost of product sales	4,650	2,040	7,805	3,495
Selling, general and administrative	100,316	69,851	175,776	122,435
Research and development	38,536	17,297	67,579	32,355

Total costs and expenses	143,502	89,188	251,160	158,285

Loss from operations	(87,923)	(69,141)	(160,585)	(122,360)
Interest income	1,320	421	1,868	905
Income tax expense	—	(24)	(5)	(29)

Net loss	$(86,603)	$(68,744)	$(158,722)	$(121,484)

Comparison of Three and
Six-Month
Periods Ended June 30, 2022 and June 30, 2021
Total Revenues, Net
Total revenues, net for the three and
six-month
periods ended June 30, 2022 were approximately $55.6 million and $90.6 million, respectively, compared to $20.0 million and $35.9 million for the three and six-month
periods ended June 30, 2021, respectively. Net product sales were approximately $55.1 million and $89.8 million, respectively, for the three and six-month
periods ended June 30, 2022 and $19.0 million and $34.6 million for the three and six-month
periods ended June 30, 2021, respectively. Net product revenue in 2021 was comprised of sales of CAPLYTA for the treatment of schizophrenia, while net product revenue in 2022 was comprised of sales of CAPLYTA for the treatment of schizophrenia and bipolar depression.

Cost of Product Sales
Cost of product sales was approximately $4.7 million and $7.8 million, respectively, for the three and six-month
periods ended June 30, 2022, compared to $2.0 million and $3.5 million, respectively, for the three and six-month
periods ended June 30, 2021. Cost of product sales consisted primarily of product royalty fees, overhead and direct costs. Drug product costs, including certain direct, indirect, and overhead costs, incurred through June 30, 2022 were previously charged to research and development expense prior to FDA approval and are not a component of cost of product sales. This minimal cost drug product had a positive impact on our cost of product sales and related product gross margins for the three and six-month
periods ended June 30, 2022 and 2021.
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
Selling, General and Administrative Expenses
Selling, general and administrative costs for the three-month period ended June 30, 2022 were $100.3 million as compared to $69.9 million in the three-month period ended June 30, 2021, which represents an increase of 44%, which was due to an increase in selling costs and an increase in general and administrative expenses as discussed below.
Selling costs were $81.3 million for the three-month period ended June 30, 2022 as compared to selling costs of $52.1 million in the same period in 2021, which represents an increase of 56%. This increase is primarily due to increases of marketing and advertising expenses of approximately $20.9 million, sales related labor costs of approximately $6.8 million, and approximately $1.5 million in travel and other costs. Salaries, bonuses and related benefit costs for our sales and marketing functions for the three months ended June 30, 2022 and 2021 constituted approximately 29% and 33%, respectively, of our selling costs.
General and administrative expenses were $19.0 million in the three-month period ended June 30, 2022 as compared to $17.7 million for the same period in 2021, an increase of 7%. This increase is due to increases in labor related costs of approximately $0.9 million, stock-based compensation of $0.7 million, and $0.3 million for insurance and other expenses, partially offset by a decrease in professional fees of $0.6 million. Salaries, bonuses and related benefit costs for our general and administrative functions for the three months ended June 30, 2022 and 2021 constituted approximately 58% and 54%, respectively, of our general and administrative costs.
Selling, general and administrative costs for the
six-month
period ended June 30, 2022 were $175.8 million as compared to $122.4 million in the six month period ended June 30, 2021, which represents an increase of 44%, which was due to an increase in selling, marketing, and advertising expenses and an increase in general and administrative expenses as discussed below.
Selling costs were $137.3 million for the
six-month
period ended June 30, 2022 as compared to $90.4 million in the same period in 2021, or an increase of 52%. This increase is primarily due to increases in commercialization costs of $27.4 million, sales related labor costs of approximately $14.4 million and approximately $5.2 million in travel and other sales related expenses. Salaries, bonuses and related benefit costs for our sales and marketing functions for the six months ended June 30, 2022 and 2021 constituted approximately 35% and 37%, respectively, of our selling costs.
General and administrative expenses for the six months ended June 30, 2022 were $38.4 million as compared to $32.0 million for the same period in 2021, an increase of 20%. This increase is due to increases in stock compensation expense of $2.0 million, labor and bonus expense of $1.7 million, and the remainder for insurance, lease expense, and other administrative expenses. Salaries, bonuses and related benefit costs for our general and administrative functions for the six months ended June 30, 2022 and 2021 constituted approximately 56% and 51%, respectively, of our general and administrative costs.
We expect selling, general and administrative costs to increase moderately in 2022 as compared to 2021. We are expanding marketing, promotional, and advertising costs and increasing efforts to educate physicians, expand market access, and enhance our administrative infrastructure.

Research and Development Expenses
The following tables set forth our research and development expenses for the three and six-month
periods ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
External costs	25,863	8,733	45,156	16,480
Internal costs	12,673	8,564	22,423	15,875

Total research and development expenses	$38,536	$17,297	$67,579	$32,355

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lumateperone costs	21,978	10,364	39,451	18,891
Non-lumateperone project costs	10,885	3,723	19,892	7,411
Stock based compensation	5,507	2,862	7,878	5,184
Overhead	166	348	358	869

Total research and development expenses	$38,536	$17,297	$67,579	$32,355

Research and development expenses increased to $38.5 million for the three-month period ended June 30, 2022 as compared to $17.3 million for the three-month period ended June 30, 2021, representing an increase of approximately $21.2 million, or 123%. This increase is due primarily to an increase of $11.6 million for lumateperone clinical trial and other costs, and approximately $7.2 million for other projects including the
ITI-1284,
ITI-214,
and
ITI-333
programs, among others, and an increase of approximately $2.6 million for stock based compensation, partially offset by a decrease of approximately $0.2 million of overhead costs. Internal costs increased by approximately $4.1 million for the period due primarily to labor related costs and share-based compensation.
Research and development expenses increased to $67.6 million for the six-month
period ended June 30, 2022 as compared to $32.4 million for the six-month
period ended June 30, 2021, representing an increase of approximately 109%. This increase is due primarily to an increase of approximately $20.6 million for lumateperone costs, an increase of approximately $12.5 million for other projects including the
ITI-1284,
ITI-214,
and
ITI-333
programs, among others, and an increase of approximately $2.7 million for stock based compensation, partially offset by a decrease of approximately $0.5 million of overhead costs. Internal costs increased by approximately $6.5 million for the period due primarily to labor related costs and stock based compensation.
As the development of lumateperone and
non-lumateperone
programs progress, we anticipate research and development costs to increase moderately due primarily to pre-clinical
testing and conducting ongoing and planned clinical trials during the next several years. We are also required to complete non-clinical
testing to obtain FDA approval and manufacture materials needed for clinical trial use, which includes non-clinical
testing of the drug product, and manufacturing of drug product in anticipation of possible additional FDA approvals of lumateperone for indications beyond schizophrenia and bipolar depression.
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
Liquidity and Capital Resources
From inception through June 30, 2022, we have financed the Company primarily through the issuance of public and private offerings of our common stock and other securities, and to a far lesser extent, through proceeds from grants from government agencies and foundations. From the date of approval of CAPLYTA through June 30, 2022, we have collected approximately $192.6 million from product sales, which we believe will increase going forward. We do not believe that grant revenue will be a significant source of funding in the future.
On January 7, 2022, we completed a public offering of common stock in which we sold 10,952,381 shares of common stock at a public offering price of $42.00 per share for aggregate gross proceeds of $460.0 million. After deducting underwriting discounts, commissions and offering expenses, the net proceeds to the Company were approximately $433.7 million.
As of June 30, 2022, we had a total of approximately $679.2 million in cash and cash equivalents, available-for-sale
investment securities and restricted cash, and approximately $70.6 million of short-term liabilities consisting entirely of liabilities from operations, including approximately $7.7 million of short-term lease obligations. In the six months ended June 30, 2022, we spent approximately $260 million in cash for operations and equipment. During this period, we collected $88 million from product sales and $1.8 million of interest income and cost of product sales was $7.8 million which resulted in $178.3 million of net cash used for operations and equipment. The use of cash was primarily for selling and marketing costs in connection with our commercialization of CAPLYTA, conducting clinical trials and non-clinical
testing, funding recurring operating expenses, and product manufacturing.
Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this quarterly report. During that time, we expect that our expenses will increase, primarily due to the commercialization of CAPLYTA for the treatment of schizophrenia and bipolar depression; the development of lumateperone in our late-stage clinical programs; the development of our other product candidates, including
ITI-214;
the continuation of manufacturing activities for anticipated future product sales and in connection with the development of lumateperone; and infrastructure expansion and general operations.
For the first six months of 2022, we used approximately $260 million for operating costs. We expect to spend up to $240 million in the second half of 2022, primarily for the marketing and commercialization of CAPLYTA, lumateperone clinical development including clinical trial conduct, regulatory activities, manufacturing and inventory production, expansion of our administrative infrastructure and other development activities. Our other development activities will include efforts relating to our
ITI-1284,
lenrispodun
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
We may require additional financing in the future to continue to fund our operations. We believe that we have the funding in place to commercialize CAPLYTA in patients with schizophrenia and bipolar depression. We also plan to fund additional clinical trials of lumateperone for the treatment of depressive disorders and other CNS disorders; preclinical and clinical development of our
ITI-007
long acting injectable development program; clinical development of
ITI-1284;
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
We cannot be sure that future funding will be available to us when we need it on terms that are acceptable to us, or at all. We sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs. The amount of funding we raise through sales of our common stock or other securities depends on many factors, including, but not limited to, the magnitude of sales of CAPLYTA, the status and progress of our product development programs, projected cash needs, availability of funding from other sources, our stock price and the status of the capital markets. Due to the volatile nature of the financial markets, equity and debt financing may be difficult to obtain. Additionally, the uncertain market conditions and continued spread of
COVID-19
may limit our ability to access any financing. In addition, any unfavorable results in the commercialization of CAPLYTA and unfavorable development or delay in the progress of our lumateperone program could have a material adverse impact on our ability to raise additional capital.
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
Our cash is maintained in checking accounts, money market accounts, money market mutual funds, U.S. government agency securities, certificates of deposit, commercial paper, corporate notes and corporate bonds at major financial institutions. Due to the recent history of low interest rates available for these instruments, we have been earning limited interest income. During the six months ended June 30, 2022, interest rates have risen. This trend has resulted in approximately $4.8 million of unrealized loss on investments during the six months ended June 30, 2022. Due to the short-term nature of these investments, we do not expect to recognize these losses. Even with the rise or further potential rise in interest rates, we do not expect interest income to be a significant source of funding over the next several quarters. In addition, our investment portfolio historically has not been adversely impacted by problems in the credit markets, but there can be no assurance that our investment portfolio will not be adversely affected in the future.
In 2014, we entered into a lease of 16,753 square feet of useable laboratory and office space located at 430 East 29th Street, New York, New York 10016. In September 2018, we further amended the lease to obtain an additional 15,534 square feet of office space beginning October 1, 2018 and to extend the term of the lease for previously acquired space. The lease, as amended, has a term of 14.3 years ending in May 2029. On May 17, 2019, we entered into a vehicle fleet lease with a company to acquire motor vehicles for certain employees. The vehicle fleet lease provides for individual leases for the vehicles, which at each lease commencement was determined to qualify for operating lease treatment. We began leasing vehicles under the vehicle fleet lease in March 2020. Restricted cash of $1.4 million on our condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021 relates to a letter of credit issued as part of the vehicle fleet lease.

Critical Accounting Policies and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form
10-K
for the year ended December 31, 2021. There have been no material changes to our critical accounting policies during the six months ended June 30, 2022.
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
contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: the accuracy of our estimates regarding expenses, revenues, uses of cash, cash equivalents and investment securities, capital requirements and the need for additional financing; our expectations regarding our commercialization of CAPLYTA, including the impact of
COVID-19
on the commercialization of CAPLYTA and our ability to adapt our approach as appropriate; the duration and severity of the
COVID-19
pandemic and its impact on our business; the supply and availability of and demand for our product; the initiation, cost, timing, progress and results of our development activities, non-clinical
studies and clinical trials; the timing of and our ability to obtain and maintain regulatory approval, or submit an application for regulatory approval, of lumateperone and our other existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates; our plans to research, develop and commercialize lumateperone and our other current and future product candidates; the election by any collaborator to pursue research, development and commercialization activities; our ability to obtain future reimbursement and/or milestone payments from our collaborators; our ability to attract collaborators with development, regulatory and commercialization expertise; our ability to obtain and maintain intellectual property protection for our product candidates; our ability to successfully commercialize lumateperone and our other product candidates; the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials; our ability to obtain additional financing; our use of the proceeds from our securities offerings; our exposure to investment risk, interest rate risk, inflation risk and capital market risk; and our ability to attract and retain key scientific, management, or sales and marketing personnel.
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
Interest Rate Sensitivity.
 As of June 30, 2022, we had cash, cash equivalents, marketable securities and restricted cash of approximately $679.2 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates, although the recent increase in interest rates has resulted in our unrealized loss on investments, net, as of June 30, 2022 of approximately $4.8 million and an unrealized loss on investments, net, as of December 2021 totaling approximately $0.4 million. We plan on holding those investments to maturity, and should interest rates rise, there would be no recognition of impairment required. Declines in interest rates, however, would reduce future investment income.
Inflation Risk
. Inflation generally may affect us by increasing clinical trial and other operational costs. To date, inflation has not had a material impact on our business, but if the global inflationary trends continue, we expect appreciable increases in clinical trial, selling, labor, and other operating costs. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases of our product. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.
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
(b)
 Changes in Internal Controls
. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
On July 8, 2022, a purported shareholder derivative complaint was filed in the Supreme Court for the State of New York against the directors serving on the Company’s board of directors and the Company as a nominal defendant alleging breach of fiduciary duty and unjust enrichment alleging that compensation awarded to the director defendants for service on the board of directors was excessive. We believe that the complaint is without merit. At present, we are unable to estimate potential losses, if any, related to the lawsuit.

Item 1A.	RISK FACTORS
There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on
Form 10-K for
the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022, except as set forth below for the following risk factor which was previously included in our Quarterly Report on Form
10-Q
for the quarter ended March 31, 2022.
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
Further, we are currently conducting clinical trials for our product candidates in many countries, including the United States and Europe, including Russia and Ukraine, and may expand to other geographies. Timely enrollment of, completion of and reporting on our clinical trials is dependent upon these global clinical trial sites which are, or in the future may be, adversely affected by political instability or conflict. For example, in connection with Studies 501, 502, and 503 for MDD and Study 403 for major depressive episodes with mixed features in bipolar disorder, we have third-party clinical sites located in Ukraine and Russia, which are experiencing significant conflict. Political instability and conflict in Ukraine and Russia, and any other areas in the world where we have clinical operations, may delay our trials and negatively affect our business and operations in those regions.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
Not applicable.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended June 30, 2022.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following materials from the Registrant’s Quarterly Report on
Form 10-Q
	for the quarter ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021 (audited), (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three and six months ended June 30, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: August 9, 2022	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Date: August 9, 2022	By:	/s/ Lawrence J. Hineline
Lawrence J. Hineline
Senior Vice President of Finance and Chief Financial Officer