Form 10-Q
period 2022-09-30
Intra-Cellular Therapies, Inc.
filed 2022-11-03
CIK 1567514

UNITED STATES
SECURITIES AND
E
XCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2022, the registrant had 94,705,054 shares of common stock outstanding.

Intra-Cellular Therapies, Inc.

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” mean Intra-Cellular Therapies, Inc. and our subsidiaries. “ITI” refers to our wholly-owned subsidiary ITI, Inc. and “ITI Limited” refers to our wholly-owned subsidiary ITI Limited.

i

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands except share and per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:

Cash and cash equivalents	$135,358	$92,365
Investment securities, available-for-sale	493,383	319,968
Restricted cash	1,750	1,400
Accounts receivable, net	61,538	20,156
Inventory	23,597	7,948
Prepaid expenses and other current assets	44,130	25,444

Total current assets	759,756	467,281
Property and equipment, net	2,084	1,791
Right of use assets, net	20,073	20,764
Other assets	86	86

Total assets	$781,999	$489,922

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,219	$8,691
Accrued and other current liabilities	14,850	11,073
Accrued customer programs	19,946	5,964
Accrued employee benefits	21,150	20,897
Lease liabilities, short-term	7,245	6,732

Total current liabilities	77,410	53,357
Lease liabilities	19,167	18,675

Total liabilities	96,577	72,032
Stockholders’ equity:
Common stock, $0.0001 par value: 175,000,000 shares authorized at September 30, 2022 and December 31, 2021; 94,701,662 and 81,886,965 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	9	8
Additional paid-in capital	2,124,369	1,639,476
Accumulated deficit	(1,433,460)	(1,221,230)
Accumulated comprehensive loss	(5,496)	(364)

Total stockholders’ equity	685,422	417,890

Total liabilities and stockholders’ equity	$781,999	$489,922

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (in thousands except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Product sales, net	$71,870	$21,606	$161,699	$56,192
Grant revenue	—	601	746	1,940

Total revenues	71,870	22,207	162,445	58,132
Operating expenses:
Cost of product sales	5,850	2,001	13,655	5,496
Selling, general and administrative	88,375	70,498	264,151	192,933
Research and development	33,274	27,032	100,853	59,387

Total operating expenses	127,499	99,531	378,659	257,816

Loss from operations	(55,629)	(77,324)	(216,214)	(199,684)
Interest income	2,122	393	3,990	1,298

Loss before provision for income taxes	(53,507)	(76,931)	(212,224)	(198,386)
Income tax (expense) benefit	(1)	23	(6)	(6)

Net loss	$(53,508)	$(76,908)	$(212,230)	$(198,392)

Net loss per common share:
Basic & Diluted	$(0.57)	$(0.95)	$(2.26)	$(2.44)
Weighted average number of common shares:
Basic & Diluted	94,516,794	81,354,724	93,809,124	81,178,482
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and S
ubsi
diaries
Condensed Consolidated Statements of Comprehensive Loss (in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(53,508)	$(76,908)	$(212,230)	$(198,392)
Other comprehensive income:
Unrealized loss on investment securities	(694)	(83)	(5,132)	(387)

Comprehensive loss	$(54,202)	$(76,991)	$(217,362)	$(198,779)

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (in thousands except share and per share amounts) (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2021	81,311,878	$8	$1,611,990	$(1,058,588)	$177	$553,587
Exercise of stock options and issuances of restricted stock	64,489	—	591	—	—	591
Stock issued for services	1,039	—	39	—	—	39
Share-based compensation	—	—	9,530	—	—	9,530
Net loss	—	—	—	(76,908)	—	(76,908)
Other comprehensive loss	—	—	—	—	(83)	(83)

Balance at September 30, 2021	81,377,406	$8	$1,622,150	$(1,135,496)	$94	$486,756

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	80,463,089	$8	$1,593,475	$(937,104)	$481	$656,860
Exercise of stock options and issuances of restricted stock	910,428	—	3,605	—	—	3,605
Stock issued for services	3,889	—	145	—	—	145
Share-based compensation	—	—	24,925	—	—	24,925
Net loss	—	—	—	(198,392)	—	(198,392)
Other comprehensive loss	—	—	—	—	(387)	(387)

Balance at September 30, 2021	81,377,406	$8	$1,622,150	$(1,135,496)	$94	$486,756

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2022	94,367,233	$9	$2,106,942	$(1,379,952)	$(4,802)	$722,197
Exercise of stock options and issuances of restricted stock	333,954	—	5,654	—	—	5,654
Stock issued for services	475	—	22	—	—	22
Share-based compensation	—	—	11,751	—	—	11,751
Net loss	—	—	—	(53,508)	—	(53,508)
Other comprehensive loss	—	—	—	—	(694)	(694)

Balance at September 30, 2022	94,701,662	$9	$2,124,369	$(1,433,460)	$(5,496)	$685,422

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	81,886,965	$8	$1,639,476	$(1,221,230)	$(364)	$417,890
Common shares issued January 7, 2022	10,952,381	1	433,724	—	—	433,725
Exercise of stock options and issuances of restricted stock	1,861,061	—	19,247	—	—	19,247
Stock issued for services	1,255	—	68	—	—	68
Share-based compensation	—	—	31,854	—	—	31,854
Net loss	—	—	—	(212,230)	—	(212,230)
Other comprehensive loss	—	—	—	—	(5,132)	(5,132)

Balance at September 30, 2022	94,701,662	$9	$2,124,369	$(1,433,460)	$(5,496)	$685,422

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (in thousands) (Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows used in operating activities
Net loss	$(212,230)	$(198,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	513	387
Share-based compensation	31,854	24,925
Stock issued for services	68	145
Amortization of premiums and discounts on investment securities, net	(717)	(3,301)
Changes in operating assets and liabilities:
Accounts receivable, net	(41,382)	(6,170)
Inventory	(15,649)	(1,111)
Prepaid expenses and other assets	(18,686)	(15,222)
Accounts payable	5,528	6,529
Accrued and other current liabilities	3,777	4,246
Accrued customer programs	13,982	1,779
Accrued employee benefits	253	(53)
Lease liabilities, net	1,696	(122)

Net cash used in operating activities	(230,993)	(186,360)
Cash flows (used in) provided by investing activities
Purchases of investments	(643,707)	(155,194)
Maturities of investments	465,877	384,353
Purchases of property and equipment	(806)	(324)

Net cash (used in) provided by investing activities	(178,636)	228,835
Cash flows provided by financing activities
Proceeds of public offering, net	433,725	—
Proceeds from exercise of stock options	19,247	3,605

Net cash provided by financing activities	452,972	3,605

Net increase in cash, cash equivalents, and restricted cash	43,343	46,080
Cash, cash equivalents, and restricted cash at beginning of period	93,765	61,446

Cash, cash equivalents, and restricted cash at end of period	$137,108	$107,526

N on-cash investing and financing activities Right of use assets under operating leases	$5,375	$8,918
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	September 30,
	2022	2021
Cash and cash equivalents	$135,358	$106,126
Restricted cash	1,750	1,400

Total cash, cash equivalents and restricted cash	$137,108	$107,526

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2022
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
(lumateperone) for the treatment of schizophrenia in adults (42mg/day). The Company initiated the commercial launch of CAPLYTA in late March 2020. In December 2021, the FDA approved CAPLYTA for the treatment of bipolar depression (42mg/day). Additionally, in April 2022, the FDA approved two new dosage strengths of CAPLYTA, 10.5 mg and 21 mg capsules, to provide dosage recommendations for patients concomitantly taking strong or moderate CYP3A4 inhibitors, and 21 mg for patients with moderate or severe hepatic impairment (Child-Pugh class B or C). The commercial launch of these special population doses occurred in August 2022. As used in these Notes to Condensed Consolidated Financial Statements, “CAPLYTA” refers to lumateperone approved by the FDA for the treatment of schizophrenia and bipolar depression in adults, and “lumateperone” refers to, where applicable, CAPLYTA as well as lumateperone for the treatment of indications beyond schizophrenia and bipolar depression. Lumateperone is in Phase 3 clinical development as a novel treatment for major depressive disorder.
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
for the year ended December 31, 2021.
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable, net from customers and cash, cash equivalent and investments held at financial institutions. As of September 30, 2022, all of the Company’s accounts receivable, net arose from product sales in the United States. For the nine-month periods ended September 30, 2022 and 2021, respectively, 97% and 96% of sales were from three major wholesalers accounting for approximately 39%, 30%, and 28%, and 40%, 29%, and 27% of product sales, for the same periods, respectively. The percentage of the total net product sales by individual customers has not significantly changed since inception. All customers have standard payment terms which generally require payment within 60 days. As of September 30, 2022, the Company continues to believe that such customers are of high credit quality.
3. Investment Securities
Investment securities consisted of the following (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(Unaudited)
U.S. Government Agency Securities	$183,278	$1	$(2,070)	$181,209
FDIC Certificates of Deposit	3,177	—	(73)	3,104
Certificates of Deposit	7,500	—	—	7,500
Commercial Paper	125,043	—	(372)	124,671
Corporate Notes/Bonds	215,853	—	(2,982)	212,871

	$534,851	$1	$(5,497)	$529,355

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$71,752	$—	$(100)	$71,652
Certificates of Deposit	26,232	1	—	26,233
Commercial Paper	55,955	—	(36)	55,919
Corporate Notes/Bonds	166,394	19	(249)	166,164

	$320,333	$20	$(385)	$319,968

The Company has classified all of its investment securities as available-for-sale,
including those with maturities beyond one year, as current assets on the condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of September 30, 2022 and December 31, 2021, the Company held $90.7 million and $67.2 million, respectively, of available-for-sale
investment securities with contractual maturity dates more than one year and less than two years.

The aggregate related fair value of investments with unrealized losses as of September 30, 2022 was $511.2 million, which consisted of $170.5 million from U.S. government agency securities, $3.1 million of certificates of deposit, $124.7 million of commercial paper, and $212.9 million of corporate notes/bonds. $108.2 million of the aggregate fair value of investments with unrealized losses as of September 30, 2022 has been held in a continuous unrealized loss position for over 12 months, with the remaining $403.0 million held in a continuous unrealized loss position for less than 12 months. As of September 30, 2022, $36.0 million of the commercial paper balance is listed as cash equivalents. As of December 31, 2021, the aggregate related fair value of investments with unrealized losses was $263.5 million. $9.5 million of the aggregate fair value of investments with unrealized losses as of December 31, 2021 has been held in a continuous unrealized loss position for over than 12 months, with the remaining $254.1 million held in a continuous unrealized loss position for less than 12 months.
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

The Company has no assets or liabilities that were measured using prices with significant unobservable inputs (Level 3 assets and liabilities) as of September 30, 2022 or December 31, 2021. The carrying value of cash held in money market funds of approximately $47.1 million as of September 30, 2022 and $56.5 million as of December 31, 2021 is included in cash and cash equivalents on the condensed consolidated balance sheets and approximates market value based on quoted market prices or Level 1 inputs. The carrying value of cash held in commercial paper of approximately $36.0 million and $0 as of September 30, 2022 and December 31, 2021, respectively, is included in cash and cash equivalents.
The fair value measurements of the Company’s cash equivalents and available-for-sale
investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$47,122	$47,122	$—	$—
U.S. Government Agency Securities	181,209	—	181,209	—
FDIC Certificates of Deposit	3,104	—	3,104	—
Certificates of Deposit	7,500	—	7,500	—
Commercial Paper	124,671	—	124,671	—
Corporate Notes/Bonds	212,871	—	212,871	—

	$576,477	$47,122	$529,355	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$56,539	$56,539	$—	$—
U.S. Government Agency Securities	71,652	—	71,652	—
Certificates of Deposit	26,233	—	26,233	—
Commercial Paper	55,919	—	55,919	—
Corporate Notes/Bonds	166,164	—	166,164	—

	$376,507	$56,539	$319,968	$—

5. Inventory
Inventory consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$17,807	$2,484
Work in process	1,987	2,407
Finished goods	3,803	3,057

	$23,597	$7,948

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
On May 17, 2019, the Company entered into an agreement (the “Vehicle Lease”) with a company (the “Lessor”) to acquire motor vehicles for certain employees. The Vehicle Lease provides for individual leases for the vehicles, which at each lease commencement was determined to qualify for operating lease treatment. The Company began leasing vehicles under the Vehicle Lease in March 2020. The contractual period of each lease is 12 months, followed by month-to-month
renewal periods. The Company estimates the lease term for each vehicle to be 30 months based on industry standards. As of September 30, 2022, the Company is required to maintain an irrevocable $1.75 million letter of credit that the Lessor may draw upon in the event the Company defaults on the Vehicle Lease, which has been recorded as restricted cash on the condensed consolidated balance sheet.
The Company has no other significant leases. In addition, no identified leases require allocations between lease and non-lease
components.

Maturity analyses under the lease agreements are as follows (in thousands):

	Real Estate	Vehicle
Three months ending December 31, 2022	$902	$1,406
Year ending December 31, 2023	3,680	2,937
Year ending December 31, 2024	3,792	2,655
Year ending December 31, 2025	3,907	246
Year ending December 31, 2026	3,974	—
Thereafter	9,937	—

Total	26,192	7,244
Less: Present value discount	(6,747)	(277)

Total Lease liability	19,445	6,967

Less: Current portion	(3,479)	(3,766)

Long-term lease liabilities	$15,966	$3,201

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
In September 2016, the Company transferred certain of its rights under the BMS agreement to its wholly owned subsidiary, ITI Limited. In connection with the transfer, the Company guaranteed ITI Limited’s performance of its obligations under the BMS agreement. The Company expensed approximately $8.1 million and $2.8 million, respectively, for the nine-month periods ended September 30, 2022 and 2021, in cost of product sales to satisfy its obligation under the BMS agreement.
Research and Other Commitments
As of September 30, 2022, the Company has committed to purchasing production campaigns for various raw materials and API from each of its supply vendors. The campaigns are expected to be received into inventory during 2022 through 2024. The Company has paid deposits of $19.8 million and $9.5 million as of September 30, 2022 and December 31, 2021, respectively, for the various campaigns, which are recorded within prepaid expenses and other current assets. Over the course of the vendors’ manufacturing period, the Company will remit payments to each vendor based on the payment plan within the executed agreements.
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

Information regarding the stock options activity, including with respect to grants to employees, directors and consultants as of September 30, 2022, and changes during the nine-month period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life

Outstanding at December 31, 2021	5,451,398	$21.09	6.1 years
Options granted 2022	604,701	$—
Options exercised 2022	(1,097,488)	$—
Options canceled or expired 2022	(32,494)	$—

Outstanding at September 30, 2022	4,926,117	$26.12	6.0 years

Vested and expected to vest at September 30, 2022	4,926,117	$26.12

Exercisable at September 30, 2022	3,738,302	$20.24	5.2 years

The fair value of the time based RSUs is based on the closing price of the Company’s common stock on the date of grant. Information regarding the time based RSU activity and changes during the nine-month period ended September 30, 2022 is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2021	1,529,652	$26.95	1.5 years
Time based RSUs granted in 2022	590,863	$—
Time based RSUs vested in 2022	(763,574)	$—
Time based RSUs cancelled in 2022	(56,244)	$—

Outstanding at September 30, 2022	1,300,697	$42.75	1.1 years

The Company recognized
non-cash
share-based compensation expense related to time based RSUs for the nine months ended September 30, 2022 and 2021 of approximately $16.6 million and $12.3 million, respectively. As of September 30, 2022, there was approximately $41.4 million of unrecognized compensation costs estimated related to unvested time based RSUs.
9. Loss Per Share
The following awards were excluded in the calculation of diluted loss per share because their effect could be anti-dilutive as applied to the loss from operations for the three and nine months ended September 30, 2022 and 2021:

	Three and Nine Months Ended September 30,
	2022	2021

Stock options	4,926,117	5,952,252
RSUs	1,398,204	1,601,273
TSR RSUs	97,507	68,598

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company focused on the discovery, clinical development and commercialization of innovative, small molecule drugs that address underserved medical needs primarily in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system, or CNS. In December 2019, CAPLYTA® (lumateperone) was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of schizophrenia in adults (42mg/day) and we initiated the commercial launch of CAPLYTA in late March 2020 and employed a national sales force. In December 2021, CAPLYTA was approved by the FDA for the treatment of bipolar depression in adults (42mg/day). CAPLYTA is the only FDA-approved treatment for depressive episodes associated with bipolar I or II disorder (bipolar depression) in adults as monotherapy and as adjunctive therapy with lithium or valproate. We initiated the commercial launch of CAPLYTA for the treatment of bipolar depression in late December 2021. In support of the commercial launch of lumateperone for the treatment of bipolar depression, we have expanded our sales force. In addition, in April 2022, the FDA approved two new dosage strengths of CAPLYTA, 10.5 mg and 21 mg capsules, to provide dosage recommendations for patients concomitantly taking strong or moderate CYP3A4 inhibitors, and 21 mg for patients with moderate or severe hepatic impairment (Child-Pugh class B or C). We initiated the commercial launch of these special population doses in August 2022. As used in this report, “CAPLYTA” refers to lumateperone approved by the FDA for the treatment of schizophrenia in adults and for the treatment of bipolar depression in adults, and “lumateperone” refers to, where applicable, CAPLYTA as well as lumateperone for the treatment of indications beyond schizophrenia and bipolar depression.

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

We have also initiated a Phase 3 study evaluating lumateperone for the prevention of relapse in patients with schizophrenia. The study is being conducted in five phases consisting of a screening phase, a 6-week, open-label run-in phase during which all patients will receive 42 mg of lumateperone per day, a 12-week, open-label stabilization phase during which all patients will receive 42 mg of lumateperone per day; a double-blind treatment phase, 26 weeks in duration, during which patients receive either 42 mg of lumateperone per day or placebo (1:1 ratio) and a 2-week safety follow-up phase. This study is being conducted in accordance with our post approval marketing commitment to the FDA in connection with the approval of CAPLYTA for the treatment of schizophrenia as is typical for antipsychotics.

Within the lumateperone portfolio, we are also developing a long-acting injectable, or LAI, formulation to provide more treatment options to patients suffering from mental illness. We have completed the preclinical development of an LAI formulation, and we have conducted a Phase 1 single ascending dose study with this formulation. This study evaluated the pharmacokinetics, safety and tolerability of lumateperone LAI in patients with stable symptoms of schizophrenia. We have been exploring alternate sites of injection with this formulation as well as progressing other formulations. This will assist us in evaluating dosing strategies and formulation for our efficacy studies. The goal of our program is to develop LAI formulations that are effective, safe and well-tolerated with treatment durations of one month and longer. Given the encouraging tolerability data to date with oral lumateperone, we believe that an LAI option, in particular, may lend itself to being an important formulation choice for certain patients.

We are developing ITI-1284-ODT-SL for the treatment of agitation in patients with dementia, the treatment of dementia-related psychosis and for the treatment of certain depressive disorders in the elderly. ITI-1284-ODT-SL is a deuterated form of lumateperone, a new molecular entity formulated as an oral disintegrating tablet for sublingual administration. ITI-1284-ODT-SL is formulated as an oral solid dosage form that dissolves almost instantly when placed under the tongue, allowing for ease of use in the elderly and may be particularly beneficial for patients who have difficulty swallowing conventional tablets. Phase 1 single and multiple ascending dose studies in healthy volunteers and healthy elderly volunteers (> than 65 years of age) evaluated the safety, tolerability and pharmacokinetics of ITI-1284-ODT-SL. In these studies, there were no reported serious adverse events in either age group. In the elderly cohort, reported adverse events were infrequent with the most common adverse event being transient dry mouth (mild). Based on these results, we have initiated our program evaluating ITI-1284-ODT-SL for the treatment of agitation in patients with probable Alzheimer’s disease. We are in discussions with the FDA regarding the non-clinical toxicological profile of ITI-1284-ODT-SL. The FDA has informed us that they do not believe the deuterated and undeuterated forms of lumateperone are identical. As a result, the non-clinical data from lumateperone may not be broadly applied to ITI-1284-ODT-SL and we are conducting additional toxicology studies. We expect to commence clinical conduct in a Phase 2 study in agitation in patients with probable Alzheimer’s disease in 2023. Additional studies in dementia-related psychosis and certain depressive disorders in the elderly are also planned for 2023. We are continuing with Phase 1 studies with ITI-1284-ODT-SL including drug-drug interaction studies.

We have another major program that has yielded a portfolio of compounds that selectively inhibit the enzyme phosphodiesterase type 1, or PDE1. PDE1 enzymes are highly active in multiple disease states and our PDE1 inhibitors are designed to reestablish normal function in these disease states. Abnormal PDE1 activity is associated with cellular proliferation and activation of inflammatory cells. Our PDE1 inhibitors ameliorate both of these effects in animal models. We intend to pursue the development of our phosphodiesterase, or PDE, program, for the treatment of aberrant immune system activation in several CNS and non-CNS conditions with a focus on diseases where excessive PDE1 activity has been demonstrated and increased inflammation is an important contributor to disease pathogenesis. Our potential disease targets include heart failure, immune system regulation, neurodegenerative diseases, cancers and other non-CNS disorders. Lenrispodun (ITI-214) is our lead compound in this program. Following the favorable safety and tolerability results in our Phase 1 program, we initiated our development program for lenrispodun for Parkinson’s disease and conducted a Phase 1/2 clinical trial of lenrispodun in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints. In this study lenrispodun was generally well-tolerated with a favorable safety profile and clinical signs consistent with improvements in motor symptoms and dyskinesias. We have initiated our Phase 2 clinical program with lenrispodun for Parkinson’s disease, and expect to commence patient enrollment in the first quarter of 2023. In addition, we have conducted a Phase 1/2 translational study of single ascending doses of lenrispodun in patients with chronic systolic heart failure with reduced ejection fraction. In this study, lenrispodun improved cardiac output by increasing heart contractility and decreasing vascular resistance. Agents that both increase heart contractility (inotropism) and decrease vascular resistance (vasodilation) are called inodilators. Inodilators in current clinical use are associated with the development of arrhythmias, which are abnormal heart rhythms that, when serious, can impair heart function and lead to mortality. Lenrispodun, which acts through a novel mechanism of action, was not associated with arrhythmias in this study and was generally well-tolerated in all patients.

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

COVID-19

In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China. Since then, SARS-CoV-2 and COVID-19 have spread to countries worldwide, including the United States. The

COVID-19 pandemic continues to evolve, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. As a result of the COVID-19 pandemic, we may continue to experience disruptions, which could severely impact our business, including our ability to successfully commercialize our only commercial product, CAPLYTA, in the United States, and could negatively impact our sales of CAPLYTA. Our commercial organization, sales force and medical organization have had, and, depending on the severity and duration of the pandemic, may continue to have significantly reduced personal interactions with physicians and customers and may need to continue to conduct many promotional activities virtually, and we may elect to cease in-person interactions with physicians and customers entirely for some period of time in the interest of employee and community safety. In addition, the pandemic may continue to impact the willingness of patients to visit their healthcare provider. Business interruptions from the current or future pandemics may also adversely impact the third parties we rely on to sufficiently manufacture CAPLYTA and to produce our product candidates in quantities we require, which may impair the commercialization and our research and development activities.

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

The COVID-19 pandemic continues to evolve, and the severity and duration of the pandemic remain uncertain. The extent to which the pandemic impacts our business, including our commercial results, clinical trials, and preclinical studies will depend on future developments, which are highly uncertain.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.

Revenues

Net revenues from product sales consist of sales of CAPLYTA, which was approved by the FDA for the treatment of schizophrenia in adults in December 2019 and for the treatment of bipolar depression in adults in December 2021. In addition, in April 2022, the FDA approved two new dosage strengths of CAPLYTA for certain patients. We initiated the commercial launch of CAPLYTA in late March 2020. During the three and nine months ended September 30, 2022, net sales increased to approximately $71.9 million and $162.4 million, respectively, from approximately $22.2 million and $58.1 million for the three and nine months ended September 30, 2021, respectively.

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

Product sold through September 30, 2022 consisted of drug product that was previously charged to research and development expense prior to FDA approval of CAPLYTA and other direct, indirect, and overhead costs required to make final product for sale. Because the Company’s policy does not allow for the capitalization of pre-approval product, the cost of drug product sold is lower than it would have been and has a positive impact on our cost of product sales for the three and nine-month periods ended September 30, 2022 and 2021. We expect to continue to have this favorable impact on cost of product sales and related product gross margins until our sales of CAPLYTA include drug product that is manufactured entirely after the FDA approval. We expect that this will be the case for the near-term and, as a result, our cost of product sales will be less than we anticipate it will be in future periods. In addition, inflation generally may affect us by increasing clinical trial and other operational costs. To date, inflation has not had a material impact on our business, but if the global inflationary trends continue, we expect appreciable increases in clinical trial, selling, labor, and other operating costs.

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

The following table sets forth our revenues, operating expenses, interest income and income tax (expense) benefit for the three and nine-month periods ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Revenues
Product sales, net	$71,870	$21,606	$161,699	$56,192
Grant revenue	—	601	746	1,940

Total revenues, net	71,870	22,207	162,445	58,132

Expenses
Cost of product sales	5,850	2,001	13,655	5,496
Selling, general and administrative	88,375	70,498	264,151	192,933
Research and development	33,274	27,032	100,853	59,387

Total costs and expenses	127,499	99,531	378,659	257,816

Loss from operations	(55,629)	(77,324)	(216,214)	(199,684)
Interest income	2,122	393	3,990	1,298
Income tax (expense) benefit	(1)	23	(6)	(6)

Net loss	$(53,508)	$(76,908)	$(212,230)	$(198,392)

Comparison of Three and Nine-Month Periods Ended September 30, 2022 and September 30, 2021

Product sales, net

Net product sales were approximately $71.9 million and $161.7 million, respectively, for the three and nine-month periods ended September 30, 2022 and $21.6 million and $56.2 million for the three and nine-month periods ended September 30, 2021, respectively. Net product revenue in 2021 was comprised of sales of CAPLYTA for the treatment of schizophrenia, while net product revenue in 2022 was comprised of sales of CAPLYTA for the treatment of schizophrenia and bipolar depression.

Cost of Product Sales

Cost of product sales was approximately $5.9 million and $13.7 million, respectively, for the three and nine-month periods ended September 30, 2022, compared to $2.0 million and $5.5 million, respectively, for the three and nine-month periods ended September 30, 2021. Cost of product sales consisted primarily of product royalty fees, overhead and direct costs. Drug product costs, including certain direct, indirect, and overhead costs, for product sales through September 30, 2022 were previously charged to research and development expense prior to FDA approval in December 2019 and are not a component of cost of product sales. This minimal cost drug product had a positive impact on our cost of product sales and related product gross margins for the three and nine-month periods ended September 30, 2022 and 2021.

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

Selling, General and Administrative Expenses

Selling, general and administrative costs for the three-month period ended September 30, 2022 were $88.4 million as compared to $70.5 million in the three-month period ended September 30, 2021, which represents an increase of 25%.

Selling costs were $68.1 million for the three-month period ended September 30, 2022 as compared to selling costs of $52.6 million in the same period in 2021, which represents an increase of 29%. This increase is primarily due to increases of marketing and advertising expenses of approximately $8.1 million, sales related labor costs of approximately $6.1 million, and approximately $1.3 million in travel and other costs. Salaries, bonuses and related benefit costs for our sales and marketing functions for the three months ended September 30, 2022 and 2021 constituted approximately 34% and 32%, respectively, of our selling costs.

General and administrative expenses were $20.3 million in the three-month period ended September 30, 2022 as compared to $17.9 million for the same period in 2021, an increase of 13%. This increase is due to increases in labor related costs of approximately $0.7 million, stock-based compensation of approximately $0.7 million, franchise related taxes of approximately $0.5 million, and insurance and other expenses of approximately $0.5 million. Salaries, bonuses and related benefit costs for our general and administrative functions for the three months ended September 30, 2022 and 2021 constituted approximately 58% and 57%, respectively, of our general and administrative costs.

Selling, general and administrative costs for the nine-month period ended September 30, 2022 were $264.2 million as compared to $192.9 million in the nine month period ended September 30, 2021, which represents an increase of 37%, which was due to an increase in selling, marketing, and advertising expenses and an increase in general and administrative expenses.

Selling costs were $205.4 million for the nine-month period ended September 30, 2022 as compared to $143.0 million in the same period in 2021, or an increase of 44%. This increase is primarily due to increases in commercialization costs of approximately $35.4 million, sales related labor costs of approximately $20.5 million and travel and other sales related expenses of approximately $6.5 million. Salaries, bonuses and related benefit costs for our sales and marketing functions for the nine months ended September 30, 2022 and 2021 constituted approximately 35% and 35%, respectively, of our selling costs.

General and administrative expenses for the nine months ended September 30, 2022 were $58.7 million as compared to $50.0 million for the same period in 2021, an increase of 17%. This increase is due to increases in stock compensation expense of approximately $2.7 million, labor related expense of approximately $2.4 million, IT related services of approximately $1.5 million, franchise related taxes of approximately $0.9 million, and the remainder for insurance, lease expense, and other administrative expenses. Salaries, bonuses and related benefit costs for our general and administrative functions for the nine months ended September 30, 2022 and 2021 constituted approximately 56% and 56%, respectively, of our general and administrative costs.

We expect selling, general and administrative costs to increase in 2022 as compared to 2021. We are expanding marketing, promotional, and advertising costs and increasing efforts to educate physicians, expand market access, and enhance our administrative infrastructure.

Research and Development Expenses

The following tables set forth our research and development expenses for the three and nine-month periods ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
External costs	21,428	17,679	66,584	33,554
Internal costs	11,846	9,353	34,269	25,833

Total research and development expenses	$33,274	$27,032	$100,853	$59,387

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lumateperone costs	17,104	16,676	56,555	35,924
Non-lumateperone project costs	9,991	5,797	27,120	11,584
Stock based compensation	4,682	3,183	12,560	8,367
Overhead and other	1,497	1,376	4,618	3,512

Total research and development expenses	$33,274	$27,032	$100,853	$59,387

Research and development expenses increased to $33.3 million for the three-month period ended September 30, 2022 as compared to $27.0 million for the three-month period ended September 30, 2021, representing an increase of approximately $6.3 million, or 23%. This increase is due primarily to an increase of $4.2 million non lumateperone projects including the ITI-1284, ITI-214, and ITI-333 programs, among others, $1.5 million for stock based compensation, $0.4 million for lumateperone clinical trial and other costs, and $0.2 million in overhead expenses. Internal costs increased by approximately $2.5 million for the period due primarily to labor related costs and share-based compensation.

Research and development expenses increased to $100.9 million for the nine-month period ended September 30, 2022 as compared to $59.4 million for the nine-month period ended September 30, 2021, representing an increase of approximately 70%. This increase is due primarily to an increase of approximately $20.6 million for lumateperone costs, an increase of approximately $15.6 million for other projects including the ITI-1284, ITI-214, and ITI-333 programs, among others, an increase of approximately $4.2 million for stock based compensation, and an increase of approximately $1.1 million for overhead costs. Internal costs increased by approximately $8.4 million for the period due primarily to labor related costs and stock based compensation.

As the development of lumateperone and non-lumateperone programs progress, we anticipate research and development costs will increase due primarily to pre-clinical testing and conducting ongoing and planned clinical trials during the next several years. We are also required to complete non-clinical testing to obtain FDA approval and manufacture materials needed for clinical trial use, which includes non-clinical testing of the drug product, and manufacturing of drug product in anticipation of possible additional FDA approvals of lumateperone for indications beyond schizophrenia and bipolar depression.

We currently have several projects, in addition to lumateperone, that are in the research and development stages. We have used internal resources and incurred expenses not only in relation to the development of lumateperone, but also in connection with these additional projects as well, including our PDE program. We have not, however, reported these costs on a project-by-project basis, as these costs are broadly spread among these projects. The external costs for these projects have been modest and are reflected in the table above in this section “—Research and Development Expenses.”

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

Liquidity and Capital Resources

From inception through September 30, 2022, we have financed the Company primarily through the issuance of public and private offerings of our common stock and other securities, and to a far lesser extent, through proceeds from grants from government agencies and foundations. From the date of approval of CAPLYTA through September 30, 2022, we have collected approximately $267.4 million from product sales, which we believe will increase going forward. We do not believe that grant revenue will be a significant source of funding in the future.

On January 7, 2022, we completed a public offering of common stock in which we sold 10,952,381 shares of common stock at a public offering price of $42.00 per share for aggregate gross proceeds of $460.0 million. After deducting underwriting discounts, commissions and offering expenses, the net proceeds to the Company were approximately $433.7 million.

As of September 30, 2022, we had a total of approximately $630.5 million in cash and cash equivalents, available-for-sale investment securities and restricted cash, and approximately $77.4 million of short-term liabilities consisting entirely of liabilities from operations. In the nine months ended September 30, 2022, we used approximately $370 million in cash for operating costs. During this period, we collected $163.3 million from product sales, $4.0 million of interest income, and we paid approximately $29.0 million related to our customer program liabilities which resulted in $231.8 million of net cash used for operations and equipment. The use of cash was primarily for selling and marketing costs in connection with our commercialization of CAPLYTA, conducting clinical trials and non-clinical testing, funding recurring operating expenses, and product manufacturing.

Based on our current operating plans, we expect that our existing cash, cash equivalents, marketable securities, and product sales will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this quarterly report. During that time, we expect that our expenses will increase, primarily due to the continued commercialization of CAPLYTA for the treatment of schizophrenia and bipolar depression; the development of lumateperone in our late-stage clinical programs; the development of our other product candidates, including ITI-1284 and ITI-214; and infrastructure expansion and general operations.

For the first nine months of 2022, we used approximately $370 million for operating costs. We expect to spend up to an additional $130 million in the fourth quarter, totaling approximately $500 million for 2022. The fourth quarter spend will be used to continue the marketing and commercialization of CAPLYTA, lumateperone clinical development including clinical trial conduct, regulatory activities, manufacturing and inventory production, expansion of our administrative infrastructure and other development activities. Our other development activities will include efforts relating to our ITI-1284, ITI-214 and ITI-333 programs, among others. However, the COVID-19 pandemic may negatively impact our commercialization of CAPLYTA, our ability to complete our ongoing or planned nonclinical and clinical trials, our ability to obtain approval of any product candidates from the FDA or other regulatory authorities, and our workforce and therefore our research, development and commercialization activities. This may ultimately have a material adverse effect on our liquidity, although we are unable to make any prediction with certainty given the rapidly changing nature of the pandemic and governmental and other responses to it.

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

We cannot be sure that future funding will be available to us when we need it on terms that are acceptable to us, or at all. We sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs. The amount of funding we raise through sales of our common stock or other securities depends on many factors, including, but not limited to, the magnitude of sales of CAPLYTA, the status and progress of our product development programs, projected cash needs, availability of funding from other sources, our stock price and the status of the capital markets. Due to the volatile nature of the financial markets, equity and debt financing may be difficult to obtain. Additionally, the uncertain market conditions and continued effects of COVID-19 may limit our ability to access any financing. In addition, any unfavorable results in the commercialization of CAPLYTA and unfavorable development or delay in the progress of our lumateperone program could have a material adverse impact on our ability to raise additional capital.

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

If adequate funds are not available to us on a timely basis, we may be required to: (1) delay, limit, reduce or terminate non-clinical studies, clinical trials or other clinical development activities for one or more of our product candidates, including our lead product candidate lumateperone, ITI-214, and our other product candidates; (2) delay, limit, reduce or terminate our discovery research or pre-clinical development activities; (3) enter into licenses or other arrangements with third parties on terms that may be unfavorable to us or sell, license or relinquish rights to develop or commercialize our product candidates, technologies or intellectual property at an earlier stage of development and on less favorable terms than we would otherwise agree; or (4) limit or reduce commercialization efforts related to CAPLYTA.

Our cash is maintained in checking accounts, money market accounts, money market mutual funds, U.S. government agency securities, certificates of deposit, commercial paper, corporate notes and corporate bonds at major financial institutions. Due to the recent history of low interest rates available for these instruments, we have been earning limited interest income. During the nine months ended September 30, 2022, however, interest rates have risen which is increasing interest income. This increase in interest rates has, however, resulted in approximately $5.5 million of unrealized loss on investments during the nine months ended September

30, 2022. Due to the short-term nature of these investments and our intention to hold these investments to maturity, we do not expect to recognize these losses. Even with the rise or further potential rise in interest rates, we do not expect interest income to be a significant source of funding over the next several quarters. In addition, our investment portfolio historically has not been adversely impacted by problems in the credit markets, but there can be no assurance that our investment portfolio will not be adversely affected in the future.

In 2014, we entered into a lease of 16,753 square feet of useable laboratory and office space located at 430 East 29th Street, New York, New York 10016. In September 2018, we further amended the lease to obtain an additional 15,534 square feet of office space beginning October 1, 2018 and to extend the term of the lease for previously acquired space. The lease, as amended, has a term of 14.3 years ending in May 2029. On May 17, 2019, we entered into a vehicle fleet lease with a company to acquire motor vehicles for certain employees. The vehicle fleet lease provides for individual leases for the vehicles, which at each lease commencement was determined to qualify for operating lease treatment. We began leasing vehicles under the vehicle fleet lease in March 2020. Restricted cash of $1.75 million and $1.4 million, respectively, on our condensed consolidated balance sheet as of September 30, 2022 and December 31, 2021 relates to a letter of credit issued as part of the vehicle fleet lease.

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2022.

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

Words such as “may,” “anticipate,” “estimate,” “expect,” “may,” “project,” “intend,” “plan,” “believe,” “potential,” “predict,” “project,” “likely,” “will,” “would,” “could,” “should,” “continue” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: there are no guarantees that CAPLYTA will be commercially successful; we may encounter issues, delays or other challenges in commercializing CAPLYTA; the COVID-19 pandemic may negatively impact our commercial plans and sales for CAPLYTA; the COVID-19 pandemic may negatively impact the conduct of, and the timing of enrollment, completion and reporting with respect to, our clinical trials; whether CAPLYTA receives adequate reimbursement from third-party payors; the degree to which CAPLYTA receives acceptance from patients and physicians for its approved indications; challenges associated with execution of our sales activities, which in each case could limit the potential of our product; results achieved in CAPLYTA in the treatment of schizophrenia and bipolar depression following commercial launch of the product may be different than observed in clinical trials, and may vary among patients; any other impacts on our business as a result of or related to the COVID-19 pandemic; challenges associated with supply and manufacturing activities, which in each case could limit our sales and the availability of our product; impacts on our business, including on the commercialization of CAPLYTA and our clinical trials, as a result of the conflict in Ukraine; risks associated with our current and planned clinical trials; we may encounter unexpected safety or tolerability issues with CAPLYTA following commercial launch for the treatment of schizophrenia or bipolar depression or in ongoing or future trials and other development activities; our other product candidates may not be successful or may take longer and be more costly than anticipated; product candidates that appeared promising in earlier research and clinical trials may not demonstrate safety and/or efficacy in larger-scale or later clinical trials or in clinical trials for other indications; our proposals with respect to the regulatory path for our product candidates may not be acceptable to the FDA; our reliance on collaborative partners and other third parties for development, commercialization, manufacturing or supply of our product and product candidates; risks related to inflation and global supply chain disruptions on our business; and the other risk factors detailed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K, as updated under the heading “Risk Factors” from time to time in our subsequent periodic and current reports filed with the SEC.

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

Interest Rate Sensitivity. As of September 30, 2022, we had cash, cash equivalents, marketable securities and restricted cash of approximately $630.5 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates, although the recent increase in interest rates has resulted in our unrealized loss on investments, net, as of September 30, 2022 of approximately $5.5 million and an unrealized loss on investments, net, as of December 31, 2021 totaling approximately $0.4 million. We plan on holding those investments to maturity, and should interest rates continue to rise, there would be no recognition of impairment required. Declines in interest rates, however, would reduce future investment income.

Inflation Risk. Inflation generally may affect us by increasing clinical trial and other operational costs. To date, inflation has not had a material impact on our business, but if the global inflationary trends continue, we expect appreciable increases in clinical trial, selling, labor, and other operating costs. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases of our product. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022, except as set forth below for the following risk factor which was previously included in our Quarterly Report on Form 10-Q for the quarters ended June 30, 2022 and March 31, 2022.

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

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2022.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1	License Agreement dated as of May 31, 2005 by and between Bristol-Myers Squibb Company and Intra-Cellular Therapies, Inc.*		X	8/9/2022	001-36274

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021 (audited), (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

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

INTRA-CELLULAR THERAPIES, INC.

Date: November 3, 2022	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Date: November 3, 2022	By:	/s/ Lawrence J. Hineline
Lawrence J. Hineline
Senior Vice President of Finance and Chief Financial Officer