Form 10-Q
period 2023-03-31
Intra-Cellular Therapies, Inc.
filed 2023-05-04
CIK 1567514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to_________
Commission File Number: 001-36274
_______________________
INTRA-CELLULAR THERAPIES, INC.
(Exact name of registrant as specified in its charter)
_______________________

Delaware	36-4742850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

430 East 29th Street New York, New York	10016
(Address of principal executive offices)	(Zip Code)
(646) 440-9333
(Registrant’s telephone number, including area code)
_______________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2023, the registrant had 95,925,601 shares of common stock outstanding.

Intra-Cellular Therapies, Inc.
In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” mean Intra-Cellular Therapies, Inc. and our subsidiary. “ITI” refers to our wholly-owned subsidiary ITI, Inc.
i

PART I: FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Intra-Cellular Therapies, Inc. and Subsidiary
Condensed Consolidated Balance Sheets (in thousands except share and per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,727	$148,615
Investment securities, available-for-sale	462,981	443,290
Restricted cash	1,750	1,750
Accounts receivable, net	81,545	75,189
Inventory	28,341	23,920
Prepaid expenses and other current assets	55,750	45,193
Total current assets	706,094	737,957
Property and equipment, net	1,779	1,913
Right of use assets, net	14,199	14,824
Other assets	86	86
Total assets	$722,158	$754,780
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,441	$10,395
Accrued and other current liabilities	21,067	19,657
Accrued customer programs	29,892	25,621
Accrued employee benefits	16,656	22,996
Operating lease liabilities	3,531	4,567
Total current liabilities	79,587	83,236
Operating lease liabilities, non-current	14,961	15,474
Total liabilities	94,548	98,710
Stockholders’ equity:
Common stock, $0.0001 par value: 175,000,000 shares authorized at March 31, 2023 and December 31, 2022; 95,680,029 and 94,829,794 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	10	9
Additional paid-in capital	2,151,837	2,137,737
Accumulated deficit	(1,521,539)	(1,477,486)
Accumulated comprehensive loss	(2,698)	(4,190)
Total stockholders’ equity	627,610	656,070
Total liabilities and stockholders’ equity	$722,158	$754,780
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Condensed Consolidated Statements of Operations (in thousands except share and per share amounts) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
Product sales, net	$94,731	$34,755
Grant revenue	575	241
Total revenues, net	95,306	34,996
Operating expenses:
Cost of product sales	6,751	3,155
Selling, general and administrative	98,923	75,460
Research and development	38,024	29,043
Total operating expenses	143,698	107,658
Loss from operations	(48,392)	(72,662)
Interest income	4,349	548
Loss before provision for income taxes	(44,043)	(72,114)
Income tax expense	(10)	(5)
Net loss	$(44,053)	$(72,119)
Net loss per common share:
Basic & Diluted	$(0.46)	$(0.78)
Weighted average number of common shares:
Basic & Diluted	95,134,694	92,604,290
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Condensed Consolidated Statements of Comprehensive Loss (in thousands) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(44,053)	$(72,119)
Other comprehensive gain (loss):
Unrealized gain (loss) on investment securities	1,492	(2,964)
Comprehensive loss	$(42,561)	$(75,083)
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Condensed Consolidated Statements of Stockholders’ Equity (in thousands except share and per share amounts) (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	81,886,965	$8	$1,639,476	$(1,221,230)	$(364)	$417,890
Common shares issued January 7, 2022	10,952,381	1	433,724	—	—	433,725
Exercise of stock options and issuances of restricted stock	1,180,696	—	8,089	—	—	8,089
Stock issued for services	383	—	24	—	—	24
Share-based compensation	—	—	8,105	—	—	8,105
Net loss	—	—	—	(72,119)	—	(72,119)
Other comprehensive loss	—	—	—	—	(2,964)	(2,964)
Balance at March 31, 2022	94,020,425	$9	$2,089,418	$(1,293,349)	$(3,328)	$792,750

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	94,829,794	$9	$2,137,737	$(1,477,486)	$(4,190)	$656,070
Exercise of stock options and issuances of restricted stock	849,827	1	3,639	—	—	3,640
Stock issued for services	408	—	22	—	—	22
Share-based compensation	—	—	10,439	—	—	10,439
Net loss	—	—	—	(44,053)	—	(44,053)
Other comprehensive gain	—	—	—	—	1,492	1,492
Balance at March 31, 2023	95,680,029	$10	$2,151,837	$(1,521,539)	$(2,698)	$627,610
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (in thousands) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows used in operating activities
Net loss	$(44,053)	$(72,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	134	171
Share-based compensation	10,439	8,105
Stock issued for services	22	24
Amortization of premiums and accretion of discounts on investment securities, net	(1,737)	(4,079)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,356)	(12,676)
Inventory	(4,421)	55
Prepaid expenses and other assets	(10,557)	(8,927)
Accounts payable	(1,954)	2,958
Accrued and other current liabilities	1,410	1,185
Accrued customer programs	4,271	4,924
Accrued employee benefits	(6,340)	(4,254)
Operating lease liabilities, net	(924)	1,784
Net cash used in operating activities	(60,066)	(82,849)
Cash flows (used in) provided by investing activities
Purchases of investments	(108,457)	(826,713)
Maturities of investments	91,995	505,244
Purchases of property and equipment	—	(566)
Net cash used in investing activities	(16,462)	(322,035)
Cash flows provided by financing activities
Proceeds of public offering, net	—	433,725
Proceeds from exercise of stock options	3,640	8,089
Net cash provided by financing activities	3,640	441,814
Net (decrease) increase in cash, cash equivalents, and restricted cash	(72,888)	36,930
Cash, cash equivalents, and restricted cash at beginning of period	150,365	93,765
Cash, cash equivalents, and restricted cash at end of period	$77,477	$130,695
Non-cash investing and financing activities
Right of use assets under operating leases	$—	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	March 31,
	2023	2022
Cash and cash equivalents	$75,727	$129,295
Restricted cash	1,750	1,400
Total cash, cash equivalents and restricted cash	$77,477	$130,695
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2023
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of Intra-Cellular Therapies, Inc. and its wholly owned subsidiary have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP set forth in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). All intercompany accounts and transactions have been eliminated in consolidation. The Company currently operates in one operating segment. Operating segments are defined as components of an enterprise about which separate discrete information is available for the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance. The Company views its operations and manages its business in one segment, which is discovering, developing and commercializing drugs primarily for the treatment of neurological and psychiatric disorders.
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
Significant Accounting Policies
The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable, net from customers and cash, cash equivalents and investments held at financial institutions. As of March 31, 2023, all of the Company’s accounts receivable, net arose from product sales in the United States. For the three-month periods ended March 31, 2023 and 2022, 97% of sales were from three major wholesalers accounting for approximately 37%, 31%, and 29%, and 43%, 28%, and 26% of product sales, for the same periods, respectively. The percentage of the total net product sales by individual customers has not significantly changed since inception. All customers have standard payment terms which generally require payment within 60 days. As of March 31, 2023, the Company continues to believe that such customers are of high credit quality.
3. Investment Securities
Investment securities consisted of the following (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(Unaudited)
U.S. Government Agency Securities	$189,812	$31	$(1,145)	$188,698
FDIC Certificates of Deposit	3,909	—	(64)	3,845
Certificates of Deposit	25,000	—	—	25,000
Commercial Paper	89,176	—	(206)	88,970
Corporate Notes/Bonds	157,782	—	(1,314)	156,468
	$465,679	$31	$(2,729)	$462,981

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$188,465	$14	$(1,729)	$186,750
FDIC Certificates of Deposit	4,155	3	(72)	4,086
Certificates of Deposit	7,500	—	—	7,500
Commercial Paper	100,711	3	(269)	100,445
Corporate Notes/Bonds	189,588	1	(2,141)	187,448
	$490,419	$21	$(4,211)	$486,229

The Company has classified all of its investment securities as available-for-sale, including those with maturities beyond one year, as current assets on the condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of March 31, 2023 and December 31, 2022, the Company held $40.9 million and $71.5 million, respectively, of available-for-sale investment securities with contractual maturity dates more than one year and less than two years, with the remainder of the available-for-sale investment securities having contractual maturity dates less than one year.
Unrealized losses as of March 31, 2023 approximate 1% of the estimated fair value of investments. The aggregate related fair value of investments with unrealized losses as of March 31, 2023 was $398.2 million, which consisted of $148.9 million from U.S. government agency securities, $3.8 million of certificates of deposit, $89.0 million of commercial paper, and $156.5 million of corporate notes/bonds. $142.4 million of the aggregate fair value of investments with unrealized losses as of March 31, 2023 has been held in a continuous unrealized loss position for over 12 months, with the remaining $255.8 million held in a continuous unrealized loss position for less than 12 months. As of December 31, 2022, the aggregate related fair value of investments with unrealized losses was $438.3 million. $49.1 million of the aggregate fair value of investments with unrealized losses as of December 31, 2022 has been held in a continuous unrealized loss position for over than 12 months, with the remaining $389.2 million held in a continuous unrealized loss position for less than 12 months.
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
4. Fair Value Measurements
The Company applies the fair value method under ASC Topic 820, Fair Value Measurements and Disclosures. The ASC Topic 820 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following categories based on the lowest level input used that is significant to a particular fair value measurement:
•Level 1—Fair value is determined by using unadjusted quoted prices that are available in active markets for identical assets and liabilities.
•Level 2—Fair value is determined by using inputs other than Level 1 quoted prices that are directly or indirectly observable. Inputs can include quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets and liabilities in inactive markets. Related inputs can also include those used in valuation or other pricing models, such as interest rates and yield curves that can be corroborated by observable market data.
•Level 3—Fair value is determined by inputs that are unobservable and not corroborated by market data. Use of these inputs involves significant and subjective judgments to be made by a reporting entity—e.g., determining an appropriate adjustment to a discount factor for illiquidity associated with a given security.
The Company has no assets or liabilities that were measured using prices with significant unobservable inputs (Level 3 assets and liabilities) as of March 31, 2023 and December 31, 2022. The carrying value of cash held in money market funds of $30.9 million as of March 31, 2023 and $12.2 million as of December 31, 2022 is included in cash and cash equivalents on the condensed consolidated balance sheets and approximates market value based on quoted market prices or Level 1 inputs. The carrying value of cash held in commercial paper of $14.9 million, U.S. government agency securities of $20.5 million and certificates of deposit of $7.5 million as of December 31, 2022 are included in cash and cash equivalents.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$30,917	$30,917		$—
U.S. Government Agency Securities	188,698	—	188,698	—
FDIC Certificates of Deposit	3,845	—	3,845	—
Certificates of Deposit	25,000	—	25,000	—
Commercial Paper	88,970	—	88,970	—
Corporate Notes/Bonds	156,468	—	156,468	—
	$493,898	$30,917	$462,981	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$12,203	$12,203	$—	$—
U.S. Government Agency Securities	186,750	—	186,750	—
FDIC Certificates of Deposit	4,086	—	4,086	—
Certificates of Deposit	7,500	—	7,500	—
Commercial Paper	100,445	—	100,445	—
Corporate Notes/Bonds	187,448	—	187,448	—
	$498,432	$12,203	$486,229	$—
5. Inventory
Inventory consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$21,716	$17,227
Work in process	3,230	2,594
Finished goods	3,395	4,099
	$28,341	$23,920
Product costs incurred prior to receipt of the FDA approval on December 20, 2019 for CAPLYTA were expensed as research and development as incurred.

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
The Company has also entered into an agreement (the “Vehicle Lease”) with a company (the “Lessor”) to acquire motor vehicles for certain employees. The Vehicle Lease provides for individual leases for the vehicles, which at each lease commencement was determined to qualify for operating lease treatment. The contractual period of each lease is 12 months, followed by month-to-month renewal periods. The Company estimates the lease term for each vehicle to be between 12 months and 30 months. Leases which the Company determined to have a lease term of 12 months or less will be treated as short-term in accordance with the accounting policy election and are not recognized on the balance sheet. Each lease permits either party to terminate the lease at any time via written notice to the other party. The Company neither acquires ownership of, nor has the option to purchase the vehicles at any time. The Company is required to maintain an irrevocable $1.75 million letter of credit that the Lessor may draw upon in the event the Company defaults on the Vehicle Lease, which has been recorded as restricted cash on the condensed consolidated balance sheets.
The Company has no other significant leases. In addition, no identified leases require allocations between lease and non-lease components.
The following tables present the lease balances within the condensed consolidated balance sheets, weighted average remaining lease term, and the weighted average discount rates related to leases as of March 31, 2023 and December 31, 2022 and operating cash outflows as of March 31, 2023 and 2022 (in thousands, except years and percentages):

	March 31, 2023	December 31, 2022
Other information
Weighted average remaining lease term	6.3 years	5.9 years
Weighted average discount rate	9.07%	8.76%

	March 31, 2023	March 31, 2022
Lease cost
Operating lease cost	$1,085	$1,456
Variable lease cost	404	403
Short-term lease cost	672	—
	$2,161	$1,859

Maturity analyses under the lease agreements are as follows (in thousands):

Nine months ending December 31, 2023	$2,766
Year ending December 31, 2024	3,792
Year ending December 31, 2025	3,907
Year ending December 31, 2026	3,974
Year ending December 31, 2027	4,022
Thereafter	5,915
Total	24,376
Less: Present value discount	(5,884)
Total operating lease liability	18,492
Less: Current portion	(3,531)
Operating lease liabilities, non-current	$14,961
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
Under the agreement, the Company has made payments of $10.75 million to BMS related to milestones achieved to date for lumateperone. Possible milestone payments remaining total $5.0 million. Under the agreement, the Company may be obliged to make other milestone payments to BMS for each licensed product of up to an aggregate of $14.75 million. The Company is also obliged to make tiered single digit percentage royalty payments ranging between 5 – 9% on sales of licensed products. The Company is obliged to pay to BMS a percentage of non-royalty payments made in consideration of any sublicense.
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
The Company expensed approximately $4.7 million and $1.7 million, respectively, for the three-month periods ended March 31, 2023 and 2022, in cost of product sales to satisfy its obligation under the BMS agreement.
Purchase Commitments
The Company enters into certain other long-term commitments for goods and services that are outstanding for periods greater than one year. The Company recently amended certain manufacturing service agreements committing the Company to certain minimum annual purchase commitments for which the Company anticipates making payments within the years 2025 through 2029. As of March 31, 2023, the Company has committed to purchasing production campaigns for various raw materials including active pharmaceutical ingredients (API) and its intermediates from each of its supply vendors. The campaigns are expected to be received into inventory during 2023 and 2024. The Company has paid deposits of $23.0 million and $21.6 million as of March 31, 2023 and December 31, 2022, respectively, for the various campaigns, which are recorded within prepaid expenses and other current assets. Over the course of the vendors’ manufacturing period, the Company will remit payments to each vendor based on the payment plan within the executed agreements.

8. Share-Based Compensation
Total share-based compensation expense related to all of the Company's share-based awards, including stock options and restricted stock units (RSUs) granted to employees and directors recognized during the three-month periods ended March 31, 2023 and 2022, was comprised of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Inventoriable costs	$342	$335
Selling, general and administrative	6,980	5,734
Research and development	3,117	2,036
Total share-based compensation expense	$10,439	$8,105
Information regarding the stock options activity, including with respect to grants to employees and directors as of March 31, 2023, and changes during the three-month period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2022	4,785,972	$26.27	5.8 years
Options granted 2023	239,767
Options exercised 2023	(262,815)
Options canceled or expired 2023	(24,961)
Outstanding at March 31, 2023	4,737,963	$27.76
Vested and expected to vest at March 31, 2023	4,737,963	$27.76
Exercisable at March 31, 2023	3,867,634	$22.98
The fair value of the time-based RSUs is based on the closing price of the Company’s common stock on the date of grant. Information regarding the time-based RSU activity and changes during the three-month period ended March 31, 2023 is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2022	1,274,664	$42.76	0.8 years
Time-based RSUs granted in 2023	1,007,920
Time-based RSUs vested in 2023	(651,445)
Time-based RSUs cancelled in 2023	(17,568)
Outstanding at March 31, 2023	1,613,571	$48.42
As of March 31, 2023, there was approximately $76.0 million of unrecognized compensation costs estimated related to unvested time-based RSUs.

9. Loss Per Share
The following share-based awards were excluded in the calculation of diluted loss per share because their effect could be anti-dilutive as applied to the loss from operations for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

Stock options	4,737,963	5,476,993
RSUs	1,829,155	1,446,879

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on March 1, 2023. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K filed on March 1, 2023, as updated from time to time in our subsequent periodic and current reports filed with the SEC.
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

Lumateperone is in Phase 3 clinical development as a novel treatment for major depressive disorder, or MDD. Patient enrollment in Study 501 and Study 502, global Phase 3 clinical trials evaluating lumateperone 42 mg as an adjunctive therapy to antidepressants for the treatment of MDD, is ongoing. In addition, we recently initiated a third global Phase 3 trial, Study 505, also evaluating lumateperone 42 mg as an adjunctive therapy to antidepressants for the treatment of MDD. Study 505 is intended to serve as a potential additional registration trial in support of a supplemental New Drug Application, or sNDA, for approval of lumateperone as an adjunctive therapy to antidepressants for the treatment of MDD, if needed. This is a common strategy employed in mood disorder development programs. Subject to the results of Study 501 and Study 502, we expect to file an sNDA with the FDA for approval of lumateperone as an adjunctive therapy to antidepressants for the treatment of MDD in 2024. In the first quarter of 2020, as part of our lumateperone bipolar depression clinical program, we initiated our third monotherapy Phase 3 study, Study 403, evaluating lumateperone as monotherapy in the treatment of major depressive episodes associated with bipolar I or bipolar II disorder. Following the positive results in our adjunctive study that was part of our bipolar depression clinical program, Study 402, we amended Study 403 to evaluate major depressive episodes with mixed features in bipolar disorder in patients with bipolar I or bipolar II disorder and mixed features in patients with MDD. In March 2023, we announced positive topline results from Study 403 as lumateperone 42mg given once daily met the primary endpoint in the study by demonstrating a statistically significant and clinically meaningful reduction in the Montgomery Asberg Depression Rating Scale (MADRS) total score compared to placebo at Week 6 in the combined patient population of MDD with mixed features and bipolar depression with mixed features (5.7 point reduction v. placebo; p<0.0001; Cohen’s d effect size (ES) of 0.64). Robust results were also seen in the individual patient population of MDD with mixed features (5.9 point reduction v. placebo; p<0.0001; ES= 0.67), and in the individual patient population of bipolar depression with mixed features (5.7 point reduction v. placebo; p<0.0001; ES= 0.64). Additionally, lumateperone 42mg met the key secondary endpoint in the study by demonstrating a statistically significant and clinically meaningful reduction in the clinician’s assessment of improvement in the overall severity on the Global Impression of Severity Scale (CGI-S) score compared to placebo at Week 6 in the combined patient population of MDD with mixed features and bipolar depression with mixed features (p<0.0001; ES= 0.59) and in the individual patient population of MDD with mixed features (p=0.0003; ES= 0.57), as well as the individual patient population of bipolar depression with mixed features p<0.0001; ES=0.61). Lumateperone was generally safe and well tolerated, with a side effect profile consistent with prior lumateperone trials. Following reporting of topline results, we expect to discuss the results with the FDA to determine next steps for this program.

We have also initiated a Phase 3 study evaluating lumateperone for the prevention of relapse in patients with schizophrenia. The study is being conducted in five phases consisting of a screening phase; a 6-week, open-label run-in phase during which all patients will receive 42 mg of lumateperone per day; a 12-week, open-label stabilization phase during which all patients will receive 42 mg of lumateperone per day; a double-blind treatment phase, 26 weeks in duration, during which patients receive either 42 mg of lumateperone per day or placebo (1:1 ratio); and a 2-week safety follow-up phase. This study is being conducted in accordance with our post approval marketing commitment to the FDA in connection with the approval of CAPLYTA for the treatment of schizophrenia as is typical for antipsychotics.
Within the lumateperone portfolio, we are also developing a long-acting injectable, or LAI, formulation to provide more treatment options to patients suffering from mental illness. We have completed the pre-clinical development of an LAI formulation, and we have conducted a Phase 1 single ascending dose study with this formulation. This study evaluated the pharmacokinetics, safety and tolerability of lumateperone LAI in patients with stable symptoms of schizophrenia. We completed this study, and it was safe and well-tolerated. We are evaluating several additional formulations of the lumateperone LAI with treatment durations of one month and longer. Pre-clinical development on these additional formulations is ongoing and expected to be completed in 2023. We plan to initiate Phase 1 single ascending dose studies with these formulations in 2023. Given the encouraging tolerability data to date with oral lumateperone, we believe that an LAI option, in particular, may lend itself to being an important formulation choice for certain patients.
We are developing ITI-1284-ODT-SL for the treatment of agitation in patients with dementia, the treatment of dementia-related psychosis and the treatment of certain depressive disorders in the elderly. ITI-1284-ODT-SL is a deuterated form of lumateperone, a new molecular entity formulated as an oral disintegrating tablet for sublingual administration. ITI-1284-ODT-SL is formulated as an oral solid dosage form that dissolves almost instantly when placed under the tongue, allowing for ease of use in the elderly and may be particularly beneficial for patients who have difficulty swallowing conventional tablets. Phase 1 single and multiple ascending dose studies in healthy volunteers and healthy elderly volunteers (> than 65 years of age) evaluated the safety, tolerability and pharmacokinetics of ITI-1284-ODT-SL. In these studies, there were no reported serious adverse events in either age group. In the elderly cohort, reported adverse events were infrequent with the most common adverse event being transient dry mouth (mild). Based on these results, we have initiated our program evaluating ITI-1284-ODT-SL for the treatment of agitation in patients with Alzheimer’s disease. We are in discussions with the FDA regarding the non-clinical toxicological profile of ITI-1284-ODT-SL. The FDA has informed us that they do not believe the deuterated and undeuterated forms of lumateperone are identical. As a result, the non-clinical data from lumateperone may not be broadly applied to ITI-1284-ODT-SL, and we are conducting additional toxicology studies. We expect to commence clinical conduct in a Phase 2 study in agitation in patients with Alzheimer’s disease in 2023. Additional studies in psychosis in patients with Alzheimer's disease and generalized anxiety disorder are also planned for 2023. We are continuing with Phase 1 studies with ITI-1284-ODT-SL, including drug-drug interaction studies.
We have another major program that has yielded a portfolio of compounds that selectively inhibit the enzyme phosphodiesterase type 1, or PDE1. PDE1 enzymes are highly active in multiple disease states, and our PDE1 inhibitors are designed to reestablish normal function in these disease states. Abnormal PDE1 activity is associated with cellular proliferation and activation of inflammatory cells. Our PDE1 inhibitors ameliorate both of these effects in animal models. We intend to pursue the development of our phosphodiesterase, or PDE, program, for the treatment of aberrant immune system activation in several CNS and non-CNS conditions with a focus on diseases where excessive PDE1 activity has been demonstrated and increased inflammation is an important contributor to disease pathogenesis. Our potential disease targets include immune system regulation, neurodegenerative diseases, cancers and other non-CNS disorders. Lenrispodun (ITI-214) is our lead compound in this program. Following the favorable safety and tolerability results in our Phase 1 program, we initiated our development program for lenrispodun for Parkinson’s disease and conducted a Phase 1/2 clinical trial of lenrispodun in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints. In this study, lenrispodun was generally well-tolerated with a favorable safety profile and clinical signs consistent with improvements in motor symptoms and dyskinesias. We have initiated our Phase 2 clinical program with lenrispodun for Parkinson’s disease, which began patient enrollment in the first quarter of 2023. We also have an active Investigational New Drug application to evaluate our newest candidate within the PDE 1 inhibitor program, ITI-1020, as a novel cancer immunotherapy. We recently commenced patient enrollment in a Phase 1 program with ITI-1020 in healthy volunteers.
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
The COVID-19 pandemic continues to evolve, and the severity and duration of the pandemic remain uncertain. The extent to which the pandemic impacts our business, including our commercial results, clinical trials, and pre-clinical studies will depend on future developments, which are highly uncertain.
Results of Operations
The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.
Revenues
Net revenues from product sales consist of sales of CAPLYTA, which was approved by the FDA for the treatment of schizophrenia in adults in December 2019 and for the treatment of bipolar depression in adults in December 2021. In addition, in April 2022, the FDA approved two new dosage strengths of CAPLYTA for certain patients. We initiated the commercial launch of CAPLYTA in March 2020. During the three-month period ended March 31, 2023, net product sales increased to approximately $94.7 million from approximately $34.8 million for the three-month period ended March 31, 2022.

Expenses
The process of researching, developing and commercializing drugs for human use is lengthy, unpredictable and subject to many risks. The costs associated with the commercialization of CAPLYTA are substantial and will be incurred prior to our generating sufficient revenue to offset these costs. Costs for the clinical development of lumateperone-related projects, including for the treatment of MDD, consumes and, together with our required post-marketing studies and other anticipated clinical development programs, will continue to consume a large portion of our current, as well as projected, resources. We intend to pursue other disease indications that lumateperone may address, but there are significant costs associated with pursuing FDA approval for those indications, which would include the cost of additional clinical trials.
Our PDE, ITI-1284 and ITI-333 development programs are currently in clinical development. Our other programs are still in the pre-clinical stages and will require extensive funding not only to complete pre-clinical testing, but also to commence and complete clinical trials. Expenditures that we incur on these programs will be subject to availability of funding in addition to the funding required for the advancement of lumateperone. Any failure or delay in the advancement of lumateperone could require us to re-allocate resources from our other programs to the advancement of lumateperone, which could have a material adverse impact on the advancement of these other programs and on our results of operations.
Our operating expenses are comprised of (i) costs of product sales; (ii) selling expenses; (iii) general and administrative expenses; and (iv) research and development expenses.
Costs of product sales are comprised of:
•royalty payments on product sales;
•direct costs of formulating, manufacturing and packaging drug product; and
•overhead costs consisting of labor, share-based compensation, shipping, outside inventory management and other miscellaneous operating costs.
Selling expenses are incurred in three major categories:
•salaries and related benefit costs of a dedicated sales force;
•sales operation costs; and
•marketing and promotion expenses.
General and administrative expenses are incurred in three major categories:
•salaries and related benefit costs;
•patent, legal, and professional costs; and
•office and facilities overhead.
Research and development costs are comprised of:
•fees paid to external parties that provide us with contract services, such as pre-clinical testing, manufacturing and related testing, clinical trial activities and license milestone payments; and
•internal recurring costs, such as costs relating to labor and fringe benefits, materials, supplies, facilities and maintenance.

Product sold through March 31, 2023 consisted of active pharmaceutical ingredient (API) and drug product that was previously charged to research and development expenses prior to FDA approval of CAPLYTA and other direct, indirect, and overhead costs required to make final product for sale. Because the Company’s policy does not allow for the capitalization of pre-approval product, the cost of drug product sold is lower than it would have been and has a positive impact on our cost of product sales for the three-month periods ended March 31, 2023 and 2022. We expect to continue to have this favorable impact on cost of product sales and related product gross margins until the cost of our sales of CAPLYTA include drug product that is manufactured entirely after the FDA approval. We expect that this will be the case for the near-term and, as a result, our cost of product sales will be less than we anticipate it will be in future periods.

We expect that research and development expenses will increase considerably as we proceed with our clinical trials including, increased manufacturing of drug product for clinical trials and pre-clinical development activities. We also expect that our selling, general and administrative costs will increase from prior periods primarily due to costs associated with promotional activities to support the commercial sales of CAPLYTA as well as costs associated with building and maintaining infrastructure, which will include hiring additional personnel and increasing technological capabilities. We granted significant share-based awards in 2023 and 2022. We expect to continue to grant share-based awards in the future due to our growing employee base, which will increase our share-based compensation expense in future periods. In addition, inflation generally may affect us by increasing clinical trial and other operational costs. To date, inflation has not had a material impact on our business, but if the global inflationary trends continue, we expect appreciable increases in clinical trial, selling, labor, and other operating costs.
The following table sets forth our revenues, operating expenses, interest income and income tax expense for the three-month periods ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Revenues
Product sales, net	$94,731	$34,755
Grant revenue	575	241
Total revenues	95,306	34,996
Expenses
Cost of product sales	6,751	3,155
Selling, general and administrative	98,923	75,460
Research and development	38,024	29,043
Total operating expenses	143,698	107,658
Loss from operations	(48,392)	(72,662)
Interest income	4,349	548
Income tax expense	(10)	(5)
Net loss	$(44,053)	$(72,119)
Comparison of Three-Month Periods Ended March 31, 2023 and March 31, 2022
Product Sales, Net
Net product sales were $94.7 million and $34.8 million, respectively, for the three-month periods ended March 31, 2023 and 2022. Net product revenue was comprised of sales of CAPLYTA for the treatment of schizophrenia and bipolar depression.
Cost of Product Sales
Cost of product sales was $6.8 million and $3.2 million, respectively, for the three-month periods ended March 31, 2023 and 2022. Cost of product sales consisted primarily of product royalty fees, overhead and direct costs. Drug product costs, including certain direct, indirect, and overhead costs, for product sales through March 31, 2023 were previously charged to research and development expenses prior to FDA approval in December 2019 and are not a component of cost of product sales. This minimal cost drug product had a favorable impact on our cost of product sales and related product gross margins for the three-month periods ended March 31, 2023 and 2022.
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

Selling, General and Administrative Expenses
Selling, general and administrative costs for the three-month period ended March 31, 2023 were $98.9 million as compared to $75.5 million in the three-month period ended March 31, 2022, which represents an increase of 31%.
Selling costs were $76.5 million for the three-month period ended March 31, 2023 as compared to selling costs of $56.1 million in the same period in 2022, which represents an increase of 36%. This increase is primarily due to increases of marketing and advertising expenses of $19.4 million, and sales related labor costs of $1.1 million. Salaries, bonuses and related benefit costs for our sales and marketing functions for the three-month periods ended March 31, 2023 and 2022 constituted 33% and 43%, respectively, of our selling costs.
General and administrative expenses were $22.4 million in the three-month period ended March 31, 2023 as compared to $19.4 million for the same period in 2022, an increase of 15%. This increase is due to increases in labor related costs of $0.8 million, share-based compensation of $1.2 million, and insurance and other expenses of $1.0 million. Salaries, bonuses and related benefit costs for our general and administrative functions for the three-month periods ended March 31, 2023 and 2022 constituted 55% and 53%, respectively, of our general and administrative costs.
We expect selling, general and administrative costs to increase moderately in 2023 as compared to 2022 due to our recent sales force expansion and increased marketing, promotional and advertising costs.
Research and Development Expenses
The following tables set forth our research and development expenses for the three-month periods ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
External costs	$27,729	$19,293
Internal costs	10,295	9,750
Total research and development expenses	$38,024	$29,043

	Three Months Ended March 31,
	2023	2022
Lumateperone costs	$24,094	$17,473
Non-lumateperone costs	7,534	6,242
Overhead and other costs	6,396	5,328
Total research and development expenses	$38,024	$29,043
Research and development expenses increased to $38.0 million for the three-month period ended March 31, 2023 as compared to $29.0 million for the three-month period ended March 31, 2022, representing an increase of $9.0 million, or 31%. This increase is due primarily to an increase of $6.6 million for lumateperone project costs, $1.3 million for non-lumateperone projects, and $1.1 million for overhead and other costs. External costs increased by $8.4 million for the period due to the increased lumateperone and non-lumateperone project costs. Internal costs increased by $0.5 million for the period due primarily to labor related costs and share-based compensation.
As the development of the lumateperone and non-lumateperone programs progress, we anticipate research and development costs will significantly increase due primarily to conducting ongoing and planned clinical trials and non-clinical testing during the next several years. We are also required to complete non-clinical testing to obtain FDA approval and manufacture materials needed for clinical trial use, which includes non-clinical testing of the drug product, and manufacturing of drug product in anticipation of possible additional FDA approvals of lumateperone for indications beyond schizophrenia and bipolar depression.

The successful development of our product candidates and the approval process requires substantial time, effort and financial resources, and is uncertain and subject to a number of risks. We cannot be certain that any of our product candidates will prove to be safe and effective, will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval, or will be granted marketing approval on a timely basis, if at all. Data from non-clinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval or could result in label warnings related to or recalls of approved products. We, the FDA, or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our product candidates. Other risks associated with our product candidates are described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated by the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and from time to time in our other periodic and current reports filed with the SEC.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating and cash losses from our operations. We have primarily funded our operations to date through proceeds from public and private offerings of our common stock and other securities, and to a far lesser extent, through proceeds from grants from government agencies and foundations. In addition, we began to generate net product revenue in the first quarter of 2020 in conjunction with the commercial launch of CAPLYTA.
As of March 31, 2023, our cash and cash equivalents and available-for-sale investment securities totaled $540.5 million, which included $1.75 million in restricted cash. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances and investments with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such balances.
During the three-months ended March 31, 2023, we used $60.1 million of cash in operating activities, a decrease of $22.8 million as compared to the three-months ended March 31, 2022. The decrease in cash used in operations was primarily due to the lower net loss in the current period as compared to the prior period. The use of cash was primarily for selling and marketing costs in connection with our commercialization of CAPLYTA, conducting clinical trials and non-clinical testing, funding recurring operating expenses, and product manufacturing.
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
If adequate funds are not available to us on a timely basis, we may be required to: (1) delay, limit, reduce or terminate non-clinical studies, clinical trials or other clinical development activities for one or more of our product candidates, including our lead product candidate lumateperone and our other product candidates; (2) delay, limit, reduce or terminate our discovery research or non-clinical development activities; (3) enter into licenses or other arrangements with third parties on terms that may be unfavorable to us or sell, license or relinquish rights to develop or commercialize our product candidates, technologies or intellectual property at an earlier stage of development and on less favorable terms than we would otherwise agree; or (4) limit or reduce commercialization efforts related to CAPLYTA.
Our cash is maintained in checking accounts, money market accounts, money market mutual funds, U.S. government agency securities, certificates of deposit, commercial paper, corporate notes and corporate bonds at major financial institutions. Since early 2022, interest rates have risen which is increasing our interest income. Due to recent uncertainty in the banking industry, interest rates dropped in March 2023 causing a gain in investments held over various maturities. This gain resulted in a lower net unrealized loss balance of $2.7 million as of March 31, 2023. Due to the short-term nature of these investments and our intention to hold these investments to maturity, we do not expect to recognize these losses. Even with the rise or further potential rise in interest rates, we do not expect interest income to be a significant source of funding. In addition, our investment portfolio historically has not been adversely impacted by problems in the credit markets, but there can be no assurance that our investment portfolio will not be adversely affected in the future.
Our cash requirements in the short and long term consist primarily of operational and manufacturing expenditures, a portion of which contain contractual or other obligations. We plan to fund our cash requirements with our current financial resources together with our anticipated receipts from product sales. We manage future cash requirements relative to our long-term business plans. Our primary uses of cash and operating expenses relate to administering clinical trials, manufacturing and marketing our products, paying employees and consultants, and providing technology and facility infrastructure to support our operations.
We have three kinds of long-term contractual commitments - operating leases, licensing and royalty commitments, and purchase obligations. Our operating lease for approximately 32,000 square feet of useable laboratory and office space, as amended, has a term of 14.3 years ending in May 2029.
We entered into an exclusive license with Bristol-Myers Squibb Company (BMS), for which we are obligated to make tiered single-digit percentage royalty payments on sales of licensed products. As of March 31, 2023, we have outstanding royalty liabilities of $4.7 million. The amount of future royalty obligations are dependent on future net product sales of the licensed product. The Company may also be obligated to make other milestone payments to BMS for each licensed product of up to an aggregate of $14.75 million.
In addition, we enter into certain other long-term commitments for goods and services that are outstanding for periods greater than one year. We recently amended certain manufacturing service agreements committing the Company to certain minimum annual purchase commitments for which we anticipate payments being made within the years 2025 through 2029. We also enter into short-term agreements with various vendors and suppliers of goods and services in the normal course of operations through purchase orders. Such short-term agreements are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services. The nature of the work being conducted under these agreements is such that, in most cases, the services may be stopped on short notice without penalty. In such event, we would not be liable for the full amount of the agreement. We also have entered into clinical trial agreements which may span over multiple years.

Critical Accounting Policies and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies during the three-month period ended March 31, 2023.
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
Certain Factors That May Affect Future Results of Operations
The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: the accuracy of our estimates regarding expenses, revenues, uses of cash, cash equivalents and investment securities, capital requirements and the need for additional financing; our expectations regarding our commercialization of CAPLYTA; the duration and severity of the COVID-19 pandemic and its continued impact on our business; the supply and availability of and demand for our product; the initiation, cost, timing, progress and results of our development activities, pre-clinical studies and clinical trials; the timing of and our ability to obtain and maintain regulatory approval, or submit an application for regulatory approval, of lumateperone and our other existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates; our plans to research, develop and commercialize lumateperone and our other current and future product candidates; the election by any collaborator to pursue research, development and commercialization activities; our ability to obtain future reimbursement and/or milestone payments from our collaborators; our ability to attract collaborators with development, regulatory and commercialization expertise; our ability to obtain and maintain intellectual property protection for our product candidates; our ability to successfully commercialize lumateperone and our other product candidates; the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials; our ability to obtain additional financing; our use of the proceeds from our securities offerings; our exposure to investment risk, interest rate risk, inflation risk and capital market risk; and our ability to attract and retain key scientific, management, or sales and marketing personnel.

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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity. As of March 31, 2023, we had cash, cash equivalents, marketable securities and restricted cash of $540.5 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Since early 2022, interest rates have risen which is increasing our interest income. Due to recent uncertainty in the banking industry, interest rates dropped in March 2023 causing a gain in investments held over various maturities. This gain resulted in a lower net unrealized loss balance of $2.7 million as of March 31, 2023.
Inflation Risk. Inflation generally may affect us by increasing our cost of labor, clinical trial costs, and costs of other outsourced activities. To date, inflation has not had a material impact on our business, but if the global inflationary trends continue, we expect appreciable increases in clinical trial, selling, labor, and other operating costs. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases of our product. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Capital Market Risk. Although we receive product revenues from commercial sales of CAPLYTA, we continue to assess the need for additional funding through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.
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
(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three-month period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS

On July 8, 2022, a purported shareholder derivative complaint was filed in the Supreme Court for the State of New York against the directors serving on the Company’s board of directors and the Company as a nominal defendant alleging breach of fiduciary duty and unjust enrichment alleging that compensation awarded to the director defendants for service on the board of directors was excessive. On March 6, 2023, the parties filed a stipulation of settlement (the “Stipulation”). The Stipulation does not require any damages payments or disgorgement by defendants or the Company. The Stipulation provides that, going forward, the board of directors will amend its compensation policies for non-employee directors, including, inter alia, by capping annual equity compensation at the 75th percentile of the annual equity grants for a peer group of companies. Subject to the terms and conditions of the Stipulation and final approval of the Court, the Company and/or its insurance carriers have agreed to pay up to $375,000 in attorneys’ fees to plaintiff’s counsel. On April 12, 2023, the court granted preliminary approval of the settlement and set a hearing date of July 17, 2023 to consider final approval of the Stipulation.
Item 1A.    RISK FACTORS
There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 1, 2023.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
Not applicable.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three-month period ended March 31, 2023.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
Not applicable.

Item 6.    EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

3.1	Restated Certificate of Incorporation of the Registrant, as amended.		10-Q (Exhibit 3.1)	8/9/2021	001-36274

10.1	Supply Agreement dated as of January 5, 2023 by and between Siegfried AG and the Registrant.**		10-K (Exhibit 10.2)	3/1/2023	001-36274

10.2	Non-Employee Director Compensation Policy, as amended.*	X

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022 (audited), (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three months ended March 31, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).
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

INTRA-CELLULAR THERAPIES, INC.

Date: May 4, 2023	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Date: May 4, 2023	By:	/s/ Lawrence J. Hineline
Lawrence J. Hineline
Senior Vice President of Finance and Chief Financial Officer