Form 10-Q
period 2023-06-30
Intra-Cellular Therapies, Inc.
filed 2023-08-03
CIK 1567514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2023, the registrant had 96,091,564 shares of common stock outstanding.

Intra-Cellular Therapies, Inc.
In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” mean Intra-Cellular Therapies, Inc. and our subsidiary. “ITI” refers to our wholly-owned subsidiary ITI, Inc.
i

PART I: FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Intra-Cellular Therapies, Inc. and Subsidiary
Condensed Consolidated Balance Sheets (in thousands except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$142,258	$148,615
Investment securities, available-for-sale	370,596	443,290
Restricted cash	1,750	1,750
Accounts receivable, net	95,964	75,189
Inventory	41,895	23,920
Prepaid expenses and other current assets	45,610	45,193
Total current assets	698,073	737,957
Property and equipment, net	1,656	1,913
Right of use assets, net	13,787	14,824
Other assets	86	86
Total assets	$713,602	$754,780
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,733	$10,395
Accrued and other current liabilities	27,456	19,657
Accrued customer programs	31,710	25,621
Accrued employee benefits	21,623	22,996
Operating lease liabilities	3,558	4,567
Total current liabilities	92,080	83,236
Operating lease liabilities, non-current	14,432	15,474
Total liabilities	106,512	98,710
Stockholders’ equity:
Common stock, $0.0001 par value: 175,000,000 shares authorized at June 30, 2023 and December 31, 2022; 96,083,387 and 94,829,794 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	10	9
Additional paid-in capital	2,173,671	2,137,737
Accumulated deficit	(1,564,323)	(1,477,486)
Accumulated comprehensive loss	(2,268)	(4,190)
Total stockholders’ equity	607,090	656,070
Total liabilities and stockholders’ equity	$713,602	$754,780
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Condensed Consolidated Statements of Operations (in thousands except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Product sales, net	$110,128	$55,074	$204,859	$89,829
Grant revenue	664	505	1,239	746
Total revenues, net	110,792	55,579	206,098	90,575
Operating expenses:
Cost of product sales	7,163	4,650	13,914	7,805
Selling, general and administrative	101,014	100,316	199,937	175,776
Research and development	49,794	38,536	87,818	67,579
Total operating expenses	157,971	143,502	301,669	251,160
Loss from operations	(47,179)	(87,923)	(95,571)	(160,585)
Interest income	4,530	1,320	8,879	1,868
Loss before provision for income taxes	(42,649)	(86,603)	(86,692)	(158,717)
Income tax expense	(135)	—	(145)	(5)
Net loss	$(42,784)	$(86,603)	$(86,837)	$(158,722)
Net loss per common share:
Basic & Diluted	$(0.45)	$(0.92)	$(0.91)	$(1.70)
Weighted average number of common shares:
Basic & Diluted	95,948,063	94,285,117	95,543,626	93,449,424
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Condensed Consolidated Statements of Comprehensive Loss (in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(42,784)	$(86,603)	$(86,837)	$(158,722)
Other comprehensive gain (loss):
Unrealized gain (loss) on investment securities	430	(1,474)	1,922	(4,438)
Comprehensive loss	$(42,354)	$(88,077)	$(84,915)	$(163,160)
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Condensed Consolidated Statements of Stockholders’ Equity (in thousands except share and per share amounts) (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	81,886,965	$8	$1,639,476	$(1,221,230)	$(364)	$417,890
Common shares issued January 7, 2022	10,952,381	1	433,724	—	—	433,725
Exercise of stock options and issuances of restricted stock	1,180,696	—	8,089	—	—	8,089
Stock issued for services	383	—	24	—	—	24
Share-based compensation	—	—	8,105	—	—	8,105
Net loss	—	—	—	(72,119)	—	(72,119)
Other comprehensive loss	—	—	—	—	(2,964)	(2,964)
Balance at March 31, 2022	94,020,425	$9	$2,089,418	$(1,293,349)	$(3,328)	$792,750
Exercise of stock options and issuances of restricted stock	346,411	—	5,504	—	—	5,504
Stock issued for services	397	—	22	—	—	22
Share-based compensation	—	—	11,998	—	—	11,998
Net loss	—	—	—	(86,603)	—	(86,603)
Other comprehensive loss	—	—	—	—	(1,474)	(1,474)
Balance at June 30, 2022	94,367,233	$9	$2,106,942	$(1,379,952)	$(4,802)	$722,197

Balance at December 31, 2022	94,829,794	$9	$2,137,737	$(1,477,486)	$(4,190)	$656,070
Exercise of stock options and issuances of restricted stock	849,827	1	3,639	—	—	3,640
Stock issued for services	408	—	22	—	—	22
Share-based compensation	—	—	10,439	—	—	10,439
Net loss	—	—	—	(44,053)	—	(44,053)
Other comprehensive gain	—	—	—	—	1,492	1,492
Balance at March 31, 2023	95,680,029	$10	$2,151,837	$(1,521,539)	$(2,698)	$627,610
Exercise of stock options and issuances of restricted stock	402,994	—	8,585	—	—	8,585
Stock issued for services	364	—	23	—	—	23
Share-based compensation	—	—	13,226	—	—	13,226
Net loss	—	—	—	(42,784)	—	(42,784)
Other comprehensive gain	—	—	—	—	430	430
Balance at June 30, 2023	96,083,387	$10	$2,173,671	$(1,564,323)	$(2,268)	$607,090
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (in thousands) (Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows used in operating activities
Net loss	$(86,837)	$(158,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	257	343
Share-based compensation	23,665	20,103
Stock issued for services	45	46
Amortization of premiums and accretion of discounts on investment securities, net	(3,670)	(947)
Changes in operating assets and liabilities:
Accounts receivable, net	(20,775)	(26,820)
Inventory	(17,975)	(17,074)
Prepaid expenses and other assets	(417)	(12,535)
Accounts payable	(2,662)	2,058
Accrued and other current liabilities	7,799	6,201
Accrued customer programs	6,089	10,519
Accrued employee benefits	(1,373)	(2,512)
Operating lease liabilities, net	(1,014)	1,698
Net cash used in operating activities	(96,868)	(177,642)
Cash flows provided by (used in) investing activities
Purchases of investments	(174,411)	(552,782)
Maturities of investments	252,697	268,665
Purchases of property and equipment	—	(689)
Net cash provided by (used in) investing activities	78,286	(284,806)
Cash flows provided by financing activities
Proceeds of public offering, net	—	433,725
Proceeds from exercise of stock options	12,225	13,593
Net cash provided by financing activities	12,225	447,318
Net decrease in cash, cash equivalents, and restricted cash	(6,357)	(15,130)
Cash, cash equivalents, and restricted cash at beginning of period	150,365	93,765
Cash, cash equivalents, and restricted cash at end of period	$144,008	$78,635
Non-cash investing and financing activities
Right of use assets under operating leases	$—	$4,167
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	June 30,
	2023	2022
Cash and cash equivalents	$142,258	$77,235
Restricted cash	1,750	1,400
Total cash, cash equivalents and restricted cash	$144,008	$78,635
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023
1. Organization
Intra-Cellular Therapies, Inc. (the “Company”), through its wholly-owned operating subsidiary, ITI, Inc. (“ITI”), is a biopharmaceutical company focused on the discovery, clinical development and commercialization of innovative, small molecule drugs that address underserved medical needs primarily in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system (“CNS”). In December 2019, CAPLYTA® (lumateperone) was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of schizophrenia in adults (42mg/day) and the Company initiated the commercial launch of CAPLYTA in March 2020. In December 2021, CAPLYTA was approved by the FDA for the treatment of bipolar depression in adults (42mg/day). The Company initiated the commercial launch of CAPLYTA for the treatment of bipolar depression in December 2021. Additionally, in April 2022, the FDA approved two additional dosage strengths of CAPLYTA, 10.5 mg and 21 mg capsules, to provide dosage recommendations for patients concomitantly taking strong or moderate CYP3A4 inhibitors, and 21 mg for patients with moderate or severe hepatic impairment (Child-Pugh class B or C). The commercial launch of these special population doses occurred in August 2022. As used in these Notes to Condensed Consolidated Financial Statements, “CAPLYTA” refers to lumateperone approved by the FDA for the treatment of schizophrenia in adults and bipolar depression in adults, and “lumateperone” refers to, where applicable, CAPLYTA as well as lumateperone for the treatment of indications beyond schizophrenia and bipolar depression. Lumateperone is in Phase 3 clinical development as a novel treatment for major depressive disorder.
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
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable, net from customers and cash, cash equivalents and investments held at financial institutions. As of June 30, 2023, the majority of the Company’s accounts receivable, net arose from product sales in the United States. For the six-month period ended June 30, 2023, 96% of sales were from three major wholesalers accounting for approximately 37%, 30%, and 29% of product sales. The percentage of the total net product sales by individual customers has not significantly changed since inception. All customers have standard payment terms which generally require payment within 60 days. As of June 30, 2023, the Company continues to believe that such customers are of high credit quality.
3. Investment Securities
Investment securities consisted of the following (in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$219,575	$3	$(1,203)	$218,375
FDIC Certificates of Deposit	5,132	—	(58)	5,074
Certificates of Deposit	65,000	—	—	65,000
Commercial Paper	74,541	—	(207)	74,334
Corporate Notes/Bonds	88,553	1	(804)	87,750
	$452,801	$4	$(2,272)	$450,533

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$188,465	$14	$(1,729)	$186,750
FDIC Certificates of Deposit	4,155	3	(72)	4,086
Certificates of Deposit	7,500	—	—	7,500
Commercial Paper	100,711	3	(269)	100,445
Corporate Notes/Bonds	189,588	1	(2,141)	187,448
	$490,419	$21	$(4,211)	$486,229
The Company has classified all of its investment securities as available-for-sale, including those with maturities beyond one year, as current assets on the condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of June 30, 2023 and December 31, 2022, the Company held $25.5 million and $71.5 million, respectively, of available-for-sale investment securities with contractual maturity dates more than one year and less than two years, with the remainder of the available-for-sale investment securities having contractual maturity dates less than one year.

Unrealized losses as of June 30, 2023 approximate 1% of the estimated fair value of investments. The aggregate related fair value of investments with unrealized losses as of June 30, 2023 was $355.4 million, which consisted of $194.5 million from U.S. government agency securities, $5.1 million of certificates of deposit, $74.3 million of commercial paper, and $81.5 million of corporate notes/bonds. $83.8 million of the aggregate fair value of investments with unrealized losses as of June 30, 2023 has been held in a continuous unrealized loss position for over 12 months, with the remaining $271.6 million held in a continuous unrealized loss position for less than 12 months. As of December 31, 2022, the aggregate related fair value of investments with unrealized losses was $438.3 million. $49.1 million of the aggregate fair value of investments with unrealized losses as of December 31, 2022 had been held in a continuous unrealized loss position for over than 12 months, with the remaining $389.2 million held in a continuous unrealized loss position for less than 12 months.
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
The Company has no assets or liabilities that were measured using prices with significant unobservable inputs (Level 3 assets and liabilities) as of June 30, 2023 and December 31, 2022. The carrying value of cash held in money market funds of $5.3 million as of June 30, 2023 and $12.2 million as of December 31, 2022 is included in cash and cash equivalents on the condensed consolidated balance sheets and approximates market value based on quoted market prices or Level 1 inputs. The carrying value of cash held in commercial paper of $5.0 million, U.S. government agency securities of $10.0 million and certificates of deposit of $65.0 million as of June 30, 2023 is included in cash and cash equivalents. The carrying value of cash held in commercial paper of $14.9 million, U.S. government agency securities of $20.5 million and certificates of deposit of $7.5 million as of December 31, 2022 is included in cash and cash equivalents.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$5,319	$5,319	$—	$—
U.S. Government Agency Securities	218,375	—	218,375	—
FDIC Certificates of Deposit	5,074	—	5,074	—
Certificates of Deposit	65,000	—	65,000	—
Commercial Paper	74,334	—	74,334	—
Corporate Notes/Bonds	87,750	—	87,750	—
	$455,852	$5,319	$450,533	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$12,203	$12,203	$—	$—
U.S. Government Agency Securities	186,750	—	186,750	—
FDIC Certificates of Deposit	4,086	—	4,086	—
Certificates of Deposit	7,500	—	7,500	—
Commercial Paper	100,445	—	100,445	—
Corporate Notes/Bonds	187,448	—	187,448	—
	$498,432	$12,203	$486,229	$—
5. Inventory
Inventory consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$33,901	$17,227
Work in process	4,051	2,594
Finished goods	3,943	4,099
	$41,895	$23,920
The raw materials balance includes the active pharmaceutical ingredients (API) and any related intermediate compounds, which, supply exceeds 12 months of production needs.

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
The Company has also entered into an agreement (the “Vehicle Lease”) with a company (the “Lessor”) to obtain motor vehicles for certain employees. The Vehicle Lease provides for individual leases for the vehicles, which at each lease commencement was determined to qualify for operating lease treatment. The contractual period of each lease is 12 months, followed by month-to-month renewal periods. The Company estimates the lease term for each vehicle to be 12 months. Leases which the Company determined to have a lease term of 12 months or less will be treated as short-term in accordance with the accounting policy election and are not recognized on the balance sheet. Each lease permits either party to terminate the lease at any time via written notice to the other party. The Company neither acquires ownership of, nor has the option to purchase the vehicles at any time. The Company is required to maintain an irrevocable $1.75 million letter of credit that the Lessor may draw upon in the event the Company defaults on the Vehicle Lease, which has been recorded as restricted cash on the condensed consolidated balance sheets.
The Company has no other significant leases. In addition, no identified leases require allocations between lease and non-lease components.
The following tables present the lease balances within the condensed consolidated balance sheets, weighted average remaining lease term, and the weighted average discount rates related to leases as of June 30, 2023 and December 31, 2022 and operating cash outflows as of June 30, 2023 and 2022 (in thousands, except years and percentages):

	June 30, 2023	December 31, 2022
Other information
Weighted average remaining lease term	5.8 years	5.9 years
Weighted average discount rate	9.07%	8.76%

	Six Months Ended June 30,
	2023	2022
Lease cost
Operating lease cost	$2,003	$2,843
Variable lease cost	724	806
Short-term lease cost	599	—
	$3,326	$3,649

Maturity analyses under the lease agreements are as follows (in thousands):

Six months ending December 31, 2023	$1,848
Year ending December 31, 2024	3,792
Year ending December 31, 2025	3,907
Year ending December 31, 2026	3,974
Year ending December 31, 2027	4,022
Thereafter	5,915
Total	23,458
Less: Present value discount	(5,468)
Total operating lease liability	17,990
Less: Current portion	(3,558)
Operating lease liabilities, non-current	$14,432
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
Purchase Commitments
The Company enters into certain other long-term commitments for goods and services that are outstanding for periods greater than one year. The Company recently amended certain manufacturing service agreements committing the Company to certain minimum annual purchase commitments for which the Company anticipates making payments within the years 2025 through 2029. As of June 30, 2023, the Company has committed to purchasing production campaigns for various raw materials including active pharmaceutical ingredients (API) and its intermediates from each of its supply vendors. The current campaigns are expected to be received into inventory during 2023 and 2024. The Company has paid deposits of $19.4 million and $21.6 million as of June 30, 2023 and December 31, 2022, respectively, for the various campaigns, which are recorded within prepaid expenses and other current assets. Over the course of the vendors’ manufacturing period, the Company will remit payments to each vendor based on the payment plan within the executed agreements.

8. Share-Based Compensation
Total share-based compensation expense related to all of the Company's share-based awards, including stock options and restricted stock units (RSUs) granted to employees and directors recognized during the six-month periods ended June 30, 2023 and 2022, was comprised of the following (in thousands):

	Six Months Ended June 30,
	2023	2022
Inventoriable costs	$762	$824
Selling, general and administrative	15,705	12,224
Research and development	7,198	7,055
Total share-based compensation expense	$23,665	$20,103
Information regarding the stock options activity, including with respect to grants to employees and directors as of June 30, 2023, and changes during the six-month period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2022	4,785,972	$26.27	5.8 years
Options granted 2023	275,420
Options exercised 2023	(510,274)
Options canceled or expired 2023	(35,930)
Outstanding at June 30, 2023	4,515,188	$27.62
Vested and expected to vest at June 30, 2023	4,515,188	$27.62
Exercisable at June 30, 2023	3,739,052	$23.18
The fair value of the time-based RSUs is based on the closing price of the Company’s common stock on the date of grant. Information regarding the time-based RSU activity and changes during the six-month period ended June 30, 2023 is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2022	1,274,664	$42.76	0.8 years
Time-based RSUs granted in 2023	1,056,867
Time-based RSUs vested in 2023	(655,204)
Time-based RSUs cancelled in 2023	(50,056)
Outstanding at June 30, 2023	1,626,271	$48.62
As of June 30, 2023, there was approximately $68.5 million of unrecognized compensation costs estimated related to unvested time-based RSUs.

9. Loss Per Share
The following share-based awards were excluded in the calculation of diluted loss per share because their effect could be anti-dilutive as applied to the loss from operations for the three and six-month periods ended June 30, 2023 and 2022:

	Three and Six Months Ended June 30,
	2023	2022

Stock options	4,515,188	5,241,804
RSUs	1,841,855	1,517,820

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
Overview
We are a biopharmaceutical company focused on the discovery, clinical development and commercialization of innovative, small molecule drugs that address underserved medical needs primarily in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system, or CNS. In December 2019, CAPLYTA® (lumateperone) was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of schizophrenia in adults (42mg/day) and we initiated the commercial launch of CAPLYTA in March 2020. In December 2021, CAPLYTA was approved by the FDA for the treatment of bipolar depression in adults (42mg/day). We initiated the commercial launch of CAPLYTA for the treatment of bipolar depression in December 2021. Additionally, in April 2022, the FDA approved two additional dosage strengths of CAPLYTA, 10.5 mg and 21 mg capsules, to provide dosage recommendations for patients concomitantly taking strong or moderate CYP3A4 inhibitors, and 21 mg for patients with moderate or severe hepatic impairment (Child-Pugh class B or C). We initiated the commercial launch of these special population doses in August 2022. As used in this report, “CAPLYTA” refers to lumateperone approved by the FDA for the treatment of schizophrenia in adults and for the treatment of bipolar depression in adults, and “lumateperone” refers to, where applicable, CAPLYTA as well as lumateperone for the treatment of indications beyond schizophrenia and bipolar depression.

Lumateperone is in Phase 3 clinical development as a novel treatment for major depressive disorder, or MDD. Patient enrollment in Study 501 and Study 502, global Phase 3 clinical trials evaluating lumateperone 42 mg as an adjunctive therapy to antidepressants for the treatment of MDD, is ongoing. In addition, we recently initiated a third global Phase 3 trial, Study 505, also evaluating lumateperone 42 mg as an adjunctive therapy to antidepressants for the treatment of MDD. Study 505 is intended to serve as a potential additional registration trial in support of a supplemental New Drug Application, or sNDA, for approval of lumateperone as an adjunctive therapy to antidepressants for the treatment of MDD, if needed. This is a common strategy employed in mood disorder development programs. We expect to announce topline results from Study 501 in the first quarter of 2024 and Study 502 in the second quarter of 2024 and, subject to the results of these studies, we expect to file an sNDA with the FDA for approval of lumateperone as an adjunctive therapy to antidepressants for the treatment of MDD in the second half of 2024. In the first quarter of 2020, as part of our lumateperone bipolar depression clinical program, we initiated our third monotherapy Phase 3 study, Study 403, evaluating lumateperone as monotherapy in the treatment of major depressive episodes associated with bipolar I or bipolar II disorder. Following the positive results in our adjunctive study that was part of our bipolar depression clinical program, Study 402, we amended Study 403 to evaluate major depressive episodes with mixed features in bipolar disorder in patients with bipolar I or bipolar II disorder and mixed features in patients with MDD. In March 2023, we announced positive topline results from Study 403 as lumateperone 42mg given once daily met the primary endpoint in the study by demonstrating a statistically significant and clinically meaningful reduction in the Montgomery Asberg Depression Rating Scale (MADRS) total score compared to placebo at Week 6 in the combined patient population of MDD with mixed features and bipolar depression with mixed features (5.7 point reduction v. placebo; p<0.0001; Cohen’s d effect size (ES) of 0.64). Robust results were also seen in the individual patient population of MDD with mixed features (5.9 point reduction v. placebo; p<0.0001; ES= 0.67), and in the individual patient population of bipolar depression with mixed features (5.7 point reduction v. placebo; p<0.0001; ES= 0.64). Additionally, lumateperone 42mg met the key secondary endpoint in the study by demonstrating a statistically significant and clinically meaningful reduction in the clinician’s assessment of improvement in the overall severity on the Global Impression of Severity Scale (CGI-S) score compared to placebo at Week 6 in the combined patient population of MDD with mixed features and bipolar depression with mixed features (p<0.0001; ES= 0.59) and in the individual patient population of MDD with mixed features (p=0.0003; ES= 0.57), as well as the individual patient population of bipolar depression with mixed features p<0.0001; ES=0.61). We expect to discuss the results of Study 403 with the FDA in the second half of this year.

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
Within the lumateperone portfolio, we are also developing a long-acting injectable, or LAI, formulation to provide more treatment options to patients suffering from mental illness. We have completed the pre-clinical development of an LAI formulation, and we have conducted a Phase 1 single ascending dose study with this formulation. This study evaluated the pharmacokinetics, safety and tolerability of lumateperone LAI in patients with stable symptoms of schizophrenia. We completed this study, and it was safe and well-tolerated. We are evaluating several additional formulations of the lumateperone LAI with treatment durations of one month and longer. We expect to initiate Phase 1 single ascending dose studies with several formulations of our LAI later in 2023 and expect these studies to continue through 2024. Given the encouraging tolerability data to date with oral lumateperone, we believe that an LAI option, in particular, may lend itself to being an important formulation choice for certain patients.
We are developing ITI-1284-ODT-SL for the treatment of agitation in patients with dementia, the treatment of dementia-related psychosis and the treatment of certain depressive disorders in the elderly. ITI-1284-ODT-SL is a deuterated form of lumateperone, a new molecular entity formulated as an oral disintegrating tablet for sublingual administration. ITI-1284-ODT-SL is formulated as an oral solid dosage form that dissolves almost instantly when placed under the tongue, allowing for ease of use in the elderly and may be particularly beneficial for patients who have difficulty swallowing conventional tablets. Phase 1 single and multiple ascending dose studies in healthy volunteers and healthy elderly volunteers (> than 65 years of age) evaluated the safety, tolerability and pharmacokinetics of ITI-1284-ODT-SL. In these studies, there were no reported serious adverse events in either age group. In the elderly cohort, reported adverse events were infrequent with the most common adverse event being transient dry mouth (mild). Based on these results, we have initiated our program evaluating ITI-1284-ODT-SL for the treatment of agitation in patients with Alzheimer’s disease. We are in discussions with the FDA regarding the non-clinical toxicological profile of ITI-1284-ODT-SL. The FDA has informed us that they do not believe the deuterated and undeuterated forms of lumateperone are identical. As a result, the non-clinical data from lumateperone may not be broadly applied to ITI-1284-ODT-SL, and we are conducting additional toxicology studies. We expect to commence clinical conduct in a Phase 2 study in patients with generalized anxiety disorder in 2023. Additional studies in patients with psychosis in Alzheimer's disease and in patients with agitation in Alzheimer's disease are also planned for 2023. We are continuing with Phase 1 studies with ITI-1284-ODT-SL, including drug-drug interaction studies.
We have another major program that has yielded a portfolio of compounds that selectively inhibit the enzyme phosphodiesterase type 1, or PDE1. PDE1 enzymes are highly active in multiple disease states, and our PDE1 inhibitors are designed to reestablish normal function in these disease states. Abnormal PDE1 activity is associated with cellular proliferation and activation of inflammatory cells. Our PDE1 inhibitors ameliorate both of these effects in animal models. We intend to pursue the development of our phosphodiesterase, or PDE, program, for the treatment of aberrant immune system activation in several CNS and non-CNS conditions with a focus on diseases where excessive PDE1 activity has been demonstrated and increased inflammation is an important contributor to disease pathogenesis. Our potential disease targets include immune system regulation, neurodegenerative diseases, cancers and other non-CNS disorders. Lenrispodun (ITI-214) is our lead compound in this program. Following the favorable safety and tolerability results in our Phase 1 program, we initiated our development program for lenrispodun for Parkinson’s disease and conducted a Phase 1/2 clinical trial of lenrispodun in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints. In this study, lenrispodun was generally well-tolerated with a favorable safety profile and clinical signs consistent with improvements in motor symptoms and dyskinesias. Our Phase 2 clinical trial of lenrispodun evaluating improvements in motor symptoms, changes in cognition, and inflammatory biomarkers in patients with Parkinson’s disease is ongoing. We also have an active Investigational New Drug application to evaluate our newest candidate within the PDE 1 inhibitor program, ITI-1020, as a novel cancer immunotherapy. Our Phase 1 program with ITI-1020 in healthy volunteers is ongoing.
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

These combined actions support the potential utility of ITI-333 in the treatment of opioid use disorder and associated comorbidities (e.g., depression, anxiety, sleep disorders) without opioid-like safety and tolerability concerns. We have conducted a Phase 1 single ascending dose study evaluating the safety, tolerability and pharmacokinetics of ITI-333 in healthy volunteers. In this study, ITI-333 achieved plasma exposures at or above those required for efficacy and was generally safe and well-tolerated. We have commenced a neuroimaging study to investigate brain occupancy for receptors that play a role in substance use disorder and also have applicability for pain. The results of this study will support the dose selection for future studies. We also commenced a multiple ascending dose study with ITI-333 in the first quarter of 2023. We have received a grant from the National Institute on Drug Abuse under the Helping to End Addiction Long-term Initiative, or NIH HEAL Initiative, that we expect will fund a significant portion of the early stage clinical development costs associated with this program.
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
COVID-19
The COVID-19 pandemic has had widespread, rapidly evolving, and unpredictable impacts on global societies, economies, financial markets, and business practices. We continue to closely monitor the evolution and global impact of the COVID-19 pandemic, the identification of new variants of the COVID-19 virus and related developments, and our focus remains on promoting employee health and safety while continuing to advance the commercialization of our products and the research and development of our product candidates. Please refer to our Risk Factors in Part I, Item IA of our Annual Report on Form 10-K for further discussion of risks related to the COVID-19 pandemic.
Results of Operations
The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.
Revenues
Net revenues from product sales consist of sales of CAPLYTA, which was approved by the FDA for the treatment of schizophrenia in adults in December 2019 and for the treatment of bipolar depression in adults in December 2021. In addition, in April 2022, the FDA approved two additional dosage strengths of CAPLYTA for certain patients. During the three and six-month period ended June 30, 2023, net product sales increased to approximately $110.1 million and $204.9 million, respectively, from approximately $55.1 million and $89.8 million for the three and six-month period ended June 30, 2022, respectively.
Expenses
The process of researching, developing and commercializing drugs for human use is lengthy, unpredictable and subject to many risks. The costs associated with the commercialization of CAPLYTA are substantial and will be incurred prior to our generating sufficient revenue to offset these costs. Costs for the clinical development of lumateperone-related projects, including for the treatment of MDD, consume and, together with our required post-marketing studies and other anticipated clinical development programs, will continue to consume a large portion of our current, as well as projected, resources. We intend to pursue other disease indications that lumateperone may address, but there are significant costs associated with pursuing FDA approval for those indications, which would include the cost of additional clinical trials.
Our PDE, ITI-1284 and ITI-333 development programs are currently in clinical development. Our other programs are still in the pre-clinical stages and will require extensive funding not only to complete pre-clinical testing, but also to commence and complete clinical trials. Expenditures that we incur in connection with these programs will be subject to availability of funding in addition to the funding required for the advancement of lumateperone. Any failure or delay in the advancement of lumateperone could require us to re-allocate resources from our other programs to the advancement of lumateperone, which could have a material adverse impact on the advancement of these other programs and on our results of operations.

Our operating expenses are comprised of (i) costs of product sales; (ii) selling expenses; (iii) general and administrative expenses; and (iv) research and development expenses.
Costs of product sales are comprised of:
•royalty payments on product sales;
•direct costs of formulating, manufacturing and packaging drug product; and
•overhead costs consisting of labor, share-based compensation, shipping, outside inventory manufacturing and other miscellaneous operating costs.
Selling expenses are incurred in three major categories:
•salaries and related benefit costs of a dedicated sales force;
•marketing and promotion expenses; and
•sales operation costs.
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

Product sold through June 30, 2023 consisted of active pharmaceutical ingredient (API) and drug product that was previously charged to research and development expenses prior to FDA approval of CAPLYTA and other direct, indirect, and overhead costs required to make final product for sale. Because the Company’s policy does not allow for the capitalization of pre-approval product, the cost of drug product sold is lower than it would have been and has a positive impact on our cost of product sales for the three and six-month periods ended June 30, 2023 and 2022. We expect to continue to have this favorable impact on cost of product sales and related product gross margins until the cost of our sales of CAPLYTA include drug product that is manufactured entirely after the FDA approval. We expect that this will be the case for the near-term and, as a result, our cost of product sales is less than we anticipate it will be in future periods. In addition, as our net product sales increase in the future and, we exceed certain sales thresholds, the applicable royalty rate for payments we make under our License Agreement with BMS will increase, which we anticipate will result in an increase to cost of product sales.
We expect that research and development expenses will increase moderately as we proceed with our clinical trials including, increased manufacturing of drug product for clinical trials and pre-clinical development activities. We also expect that our selling, general and administrative costs will increase from prior periods primarily due to costs associated with promotional activities to support the commercial sales of CAPLYTA as well as costs associated with building and maintaining infrastructure, which will include hiring additional personnel and increasing technological capabilities. We granted significant share-based awards in 2023 and 2022. We expect to continue to grant share-based awards in the future. We expect that our growing employee base will increase our share-based compensation expense in future periods. In addition, inflation generally may affect us by increasing clinical trial and other operational costs. To date, inflation has not had a material impact on our business, but if the global inflationary trends continue, we expect appreciable increases in clinical trial, selling, labor, and other operating costs.

The following table sets forth our revenues, operating expenses, interest income and income tax expense for the three and six-month periods ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Revenues
Product sales, net	$110,128	$55,074	$204,859	$89,829
Grant revenue	664	505	1,239	746
Total revenues	110,792	55,579	206,098	90,575
Expenses
Cost of product sales	7,163	4,650	13,914	7,805
Selling, general and administrative	101,014	100,316	199,937	175,776
Research and development	49,794	38,536	87,818	67,579
Total operating expenses	157,971	143,502	301,669	251,160
Loss from operations	(47,179)	(87,923)	(95,571)	(160,585)
Interest income	4,530	1,320	8,879	1,868
Income tax expense	(135)	—	(145)	(5)
Net loss	$(42,784)	$(86,603)	$(86,837)	$(158,722)
Comparison of Three and Six-Month Periods Ended June 30, 2023 and June 30, 2022
Product Sales, Net
Net product sales were $110.1 million and $204.9 million, respectively, for the three and six-month periods ended June 30, 2023, compared to $55.1 million and $89.8 million for the three and six-month periods ended June 30, 2022, respectively. Net product sales for the periods presented are comprised of sales of CAPLYTA for the treatment of schizophrenia and bipolar depression.
Cost of Product Sales
Cost of product sales was $7.2 million and $13.9 million, respectively, for the three and six-month periods ended June 30, 2023, respectively, compared to $4.7 million and $7.8 million for the three and six-month periods ended June 30, 2022, respectively. Cost of product sales consisted primarily of product royalty fees, direct and overhead costs. Drug product costs, including certain direct, indirect, and overhead costs, for product sales from commercial launch through June 30, 2023 were previously charged to research and development expenses prior to FDA approval in December 2019 and are not a component of cost of product sales. This minimal cost drug product had a favorable impact on our cost of product sales and related product gross margins for the three and six-month periods ended June 30, 2023 and 2022.
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
Selling, General and Administrative Expenses
Selling, general and administrative costs for the three-month period ended June 30, 2023 were $101.0 million as compared to $100.3 million in the three-month period ended June 30, 2022, which represents an increase of 1%.
Selling costs were $76.1 million for the three-month period ended June 30, 2023 as compared to selling costs of $81.3 million in the same period in 2022, which represents a decrease of 6%. This decrease is primarily due to a decrease of marketing and advertising expenses of $11.8 million and is partially offset by an increase in sales related labor costs of $5.0 million and $1.6 million of travel and other sales related expenses. Salaries, bonuses and related benefit costs for our sales and marketing functions for the three-month periods ended June 30, 2023 and 2022 constituted 38% and 29%, respectively, of our selling costs.

General and administrative expenses were $24.9 million in the three-month period ended June 30, 2023 as compared to $19.0 million for the same period in 2022, an increase of 31%. This increase is due to increases in share-based compensation of $2.2 million, insurance and other expenses of $1.7 million, labor related costs of $1.4 million, and information technology related costs of $0.6 million. Salaries, bonuses and related benefit costs for our general and administrative functions for the three-month periods ended June 30, 2023 and 2022 constituted 59% and 58%, respectively, of our general and administrative costs.
Selling, general and administrative costs for the six-month period ended June 30, 2023 were $199.9 million as compared to $175.8 million in the six-month period ended June 30, 2022, which represents an increase of 14%, which was due to an increase in selling, marketing, and advertising expenses and an increase in general and administrative expenses as discussed below.
Selling costs were $152.5 million for the six-month period ended June 30, 2023 as compared to $137.3 million in the same period in 2022, or an increase of 11%. This increase is primarily due to increases in commercialization costs of $7.5 million, sales related labor costs of approximately $6.1 million and approximately $1.6 million in travel and other sales related expenses. Salaries, bonuses and related benefit costs for our sales and marketing functions for the six-months ended June 30, 2023 and 2022 constituted approximately 35%, respectively, of our selling costs.
General and administrative expenses for the six-months ended June 30, 2023 were $47.4 million as compared to $38.4 million for the same period in 2022, an increase of 23%. This increase is due to increases in stock compensation expense of $3.5 million, labor related expense of $2.2 million, and the remainder for insurance, lease expense, and other administrative expenses. Salaries, bonuses and related benefit costs for our general and administrative functions for the six-months ended June 30, 2023 and 2022 constituted approximately 57% and 56%, respectively, of our general and administrative costs.
We expect selling, general and administrative costs to increase moderately in 2023 as compared to 2022 due to our recent sales force expansion and increased marketing, promotional and advertising costs.
Research and Development Expenses
The following tables set forth our research and development expenses for the three and six-month periods ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
External service costs	$37,727	$26,920	$65,456	$47,147
Internal and other costs	12,067	11,616	22,362	20,432
Total research and development expenses	$49,794	$38,536	$87,818	$67,579

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lumateperone costs	$31,267	$22,137	$55,361	$39,610
Non-lumateperone costs	10,522	8,022	18,056	14,264
Overhead and other costs	8,005	8,377	14,401	13,705
Total research and development expenses	$49,794	$38,536	$87,818	$67,579
Research and development expenses increased to $49.8 million for the three-month period ended June 30, 2023 as compared to $38.5 million for the three-month period ended June 30, 2022, representing an increase of $11.3 million, or 29%. This increase is due primarily to an increase of $9.1 million for lumateperone project costs, $2.5 million for non-lumateperone projects, and is partially offset by a decrease of $0.3 million for overhead and other costs. External service costs increased by $10.8 million for the period due to the increased lumateperone and non-lumateperone project costs. Internal and other costs increased by $0.5 million for the period due primarily to labor related costs and share-based compensation.

Research and development expenses increased to $87.8 million for the six-month period ended June 30, 2023 as compared to $67.6 million for the six-month period ended June 30, 2022, representing an increase of $20.2 million, or 30%. This increase is due primarily to an increase of $15.8 million for lumateperone project costs, $3.8 million for non-lumateperone projects, and $0.6 million for overhead and other costs. External service costs increased by $18.3 million for the period due to the increased lumateperone and non-lumateperone project costs. Internal and other costs increased by $1.9 million for the period due primarily to labor related costs and share-based compensation.
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
As of June 30, 2023, our cash and cash equivalents, available-for-sale investment securities, and restricted cash totaled $514.6 million. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances and investments with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such balances.
During the six-months ended June 30, 2023, we used $96.9 million of net cash in operating activities, a decrease of $80.8 million as compared to the six-months ended June 30, 2022. The decrease in net cash used in operations was primarily due to higher sales and resulting lower net loss in the current period as compared to the prior period. The primary uses of cash were for selling and marketing costs in connection with our commercialization of CAPLYTA, conducting clinical trials and non-clinical testing, funding recurring operating expenses, and product manufacturing.
Based on our current operating plans, we expect that our existing cash, cash equivalents, marketable securities, and product sales will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this quarterly report. During that time, we expect that our expenses will increase, primarily due to the continued commercialization of CAPLYTA for the treatment of schizophrenia and bipolar depression; the development of lumateperone in our late-stage clinical programs; the development of our other product candidates and programs, including PDE, ITI-1284, and ITI-333; and infrastructure expansion and general operations.
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
Our cash is maintained in checking accounts, money market accounts, money market mutual funds, U.S. government agency securities, certificates of deposit, commercial paper, corporate notes and corporate bonds at major financial institutions. Since early 2022, interest rates have risen which is increasing our interest income. During 2023, there was a decrease in unrealized loss due to interest rate fluctuations and maturities. This gain resulted in a lower net unrealized loss balance of $2.3 million as of June 30, 2023. Due to the short-term nature of these investments and our intention to hold these investments to maturity, we do not expect to recognize these losses. Even with the rise or further potential rise in interest rates, we do not expect interest income to be a significant source of funding. In addition, our investment portfolio historically has not been adversely impacted by problems in the credit markets, but there can be no assurance that our investment portfolio will not be adversely affected in the future.
Our cash requirements in the short and long term consist primarily of operational and manufacturing expenditures, a portion of which contain contractual or other obligations. We plan to fund our cash requirements with our current financial resources together with our anticipated receipts from product sales. We manage future cash requirements relative to our long-term business plans. Our primary uses of cash relate to marketing and manufacturing our products, paying employees and consultants, administering clinical trials, and providing technology and facility infrastructure to support our operations.
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

In addition, we have entered into certain other long-term commitments for goods and services that are outstanding for periods greater than one year. We recently amended certain manufacturing service agreements committing the Company to certain minimum annual purchase commitments for which we anticipate payments being made within the years 2025 through 2029. We also have entered into short-term agreements with various vendors and suppliers of goods and services in the normal course of operations through purchase orders. Such short-term agreements are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services. The nature of the work being conducted under these agreements is such that, in most cases, the services may be stopped on short notice without penalty. In such event, we would not be liable for the full amount of the agreement. We also have entered into clinical trial agreements which may span over multiple years.
Critical Accounting Policies and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies during the six-month period ended June 30, 2023.
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

Certain Factors That May Affect Future Results of Operations
The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: the accuracy of our estimates regarding expenses, revenues, uses of cash, cash equivalents and investment securities, capital requirements and the need for additional financing; our expectations regarding our commercialization of CAPLYTA; the duration and severity of the COVID-19 pandemic and its continued impact on our business; the supply and availability of and demand for our product; the initiation, cost, timing, progress and results of our development activities, pre-clinical studies and clinical trials; the timing of and our ability to obtain and maintain regulatory approval, or submit an application for regulatory approval, of lumateperone and our other existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates; our plans to research, develop and commercialize lumateperone and our other current and future product candidates; the election by any collaborator to pursue research, development and commercialization activities; our ability to obtain future reimbursement and/or milestone payments from our collaborators; our ability to attract collaborators with development, regulatory and commercialization expertise; our ability to obtain and maintain intellectual property protection for our product candidates; our ability to successfully commercialize lumateperone and our other product candidates; the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials; our ability to obtain additional financing; our use of the proceeds from our securities offerings; our exposure to investment risk, interest rate risk, inflation risk, capital market risk, and geopolitical instability; and our ability to attract and retain key scientific, management, or sales and marketing personnel.
Words such as “may,” “anticipate,” “estimate,” “expect,” “may,” “project,” “intend,” “plan,” “believe,” “potential,” “predict,” “project,” “likely,” “will,” “would,” “could,” “should,” “continue” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: there are no guarantees that CAPLYTA will be commercially successful; we may encounter issues, delays or other challenges in commercializing CAPLYTA; the COVID-19 pandemic may negatively impact our commercial plans and sales for CAPLYTA; the COVID-19 pandemic may negatively impact the conduct of, and the timing of enrollment, completion and reporting with respect to, our clinical trials; whether CAPLYTA receives adequate reimbursement from third-party payors; the degree to which CAPLYTA receives acceptance from patients and physicians for its approved indications; challenges associated with execution of our sales activities, which in each case could limit the potential of our product; results achieved in CAPLYTA in the treatment of schizophrenia and bipolar depression following commercial launch of the product may be different than observed in clinical trials, and may vary among patients; any other impacts on our business as a result of or related to the COVID-19 pandemic; challenges associated with supply and manufacturing activities, which in each case could limit our sales and the availability of our product; impacts on our business, including on the commercialization of CAPLYTA and our clinical trials, as a result of the conflict in Ukraine; risks associated with our current and planned clinical trials; we may encounter unexpected safety or tolerability issues with CAPLYTA following commercial launch for the treatment of schizophrenia or bipolar depression or in ongoing or future trials and other development activities; our other product candidates may not be successful or may take longer and be more costly than anticipated; product candidates that appeared promising in earlier research and clinical trials may not demonstrate safety and/or efficacy in larger-scale or later clinical trials or in clinical trials for other indications; our proposals with respect to the regulatory path for our product candidates may not be acceptable to the FDA; our reliance on collaborative partners and other third parties for development, commercialization, manufacturing or supply of our product and product candidates; risks related to increased interest rates, high rates of inflation, global supply chain disruptions, and geopolitical instability on our business; and the other risk factors detailed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K, as updated under the heading “Risk Factors” from time to time in our subsequent periodic and current reports filed with the SEC.

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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity. As of June 30, 2023, we had cash, cash equivalents, marketable securities and restricted cash of $514.6 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Since early 2022, interest rates have risen which is increasing our interest income. During 2023, there was a decrease in unrealized loss due to interest rate fluctuations and maturities. This gain resulted in a lower net unrealized loss balance of $2.3 million as of June 30, 2023.
Inflation Risk. Inflation generally may affect us by increasing our cost of labor, clinical trial costs, and costs of other outsourced activities. To date, inflation has not had a material impact on our business, but if the global inflationary trends continue, we expect appreciable increases in clinical trial, selling, labor, and other operating costs. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases of our product or cash flows from other sources. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.
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
(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three-month period ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS

On July 8, 2022, a purported shareholder derivative complaint was filed in the Supreme Court for the State of New York against the directors serving on the Company’s board of directors and the Company as a nominal defendant alleging breach of fiduciary duty and unjust enrichment alleging that compensation awarded to the director defendants for service on the board of directors was excessive. On March 6, 2023, the parties filed a stipulation of settlement (the “Stipulation”). The Stipulation does not require any damages payments or disgorgement by defendants or the Company. The Stipulation provides that, going forward, the board of directors will amend its compensation policies for non-employee directors, including, inter alia, by capping annual equity compensation at the 75th percentile of the annual equity grants for a peer group of companies. Subject to the terms and conditions of the Stipulation and final approval of the Court, the Company and/or its insurance carriers have agreed to pay up to $375,000 in attorneys’ fees to plaintiff’s counsel. On April 12, 2023, the court granted preliminary approval of the settlement and on July 17, 2023 the court approved the Stipulation.
Item 1A.    RISK FACTORS
There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 1, 2023.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
Not applicable.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended June 30, 2023.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION

During the fiscal quarter ended June 30, 2023, the following director and executive officers modified "Rule 10b5-1 trading arrangements" (as defined in Item 408 of Regulation S-K of the Exchange Act):

•On May 8, 2023, Michael I. Halstead, Executive Vice President, General Counsel and Secretary, modified his Rule 10b5-1 Trading Plan, originally adopted on March 15, 2023, to change the start date of the plan to January 2, 2024, and reduce the number of shares to be sold under the plan. The modified plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of up to an aggregate of 37,872 shares of our common stock until March 28, 2024.

•On June 9, 2023, Sharon Mates, Ph.D., Chairman, President and Chief Executive Officer, modified her Rule 10b5-1 Trading Plan, originally adopted on March 14, 2023, to change the start date to September 18, 2023 and the end date of the plan to May 31, 2024, and reduce the number of shares to be sold under the plan. The modified plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of up to an aggregate of 402,337 shares of our common stock including the potential sale of up to 191,362 shares of our common stock upon the exercise of stock options with an exercise expiration date of June 30, 2024. Furthermore, we expect a significant portion of the proceeds from any sales under the plan will be used to cover Dr. Mates' tax liability arising from such sales.

There were no "non-Rule 10b5-1 trading arrangements" (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended June 30, 2023 by our directors and executive officers.

Item 6.    EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1	Non-Employee Director Compensation Policy, as amended.*		10-K (Exhibit 10.1)	5/4/2023	001-36274

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022 (audited), (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three and six months ended June 30, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).
X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X
* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: August 3, 2023	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Date: August 3, 2023	By:	/s/ Lawrence J. Hineline
Lawrence J. Hineline
Senior Vice President of Finance and Chief Financial Officer