Form 10-Q
period 2023-09-30
Intra-Cellular Therapies, Inc.
filed 2023-11-02
CIK 1567514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2023, the registrant had 96,238,126 shares of common stock outstanding.

Intra-Cellular Therapies, Inc.
In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” mean Intra-Cellular Therapies, Inc. and our subsidiary. “ITI” refers to our wholly-owned subsidiary ITI, Inc.
i

PART I: FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Intra-Cellular Therapies, Inc. and Subsidiary
Condensed Consolidated Balance Sheets (in thousands except share and per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$99,402	$148,615
Investment securities, available-for-sale	393,619	443,290
Restricted cash	1,750	1,750
Accounts receivable, net	102,670	75,189
Inventory	42,986	23,920
Prepaid expenses and other current assets	61,998	45,193
Total current assets	702,425	737,957
Property and equipment, net	1,789	1,913
Right of use assets, net	13,364	14,824
Other assets	86	86
Total assets	$717,664	$754,780
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,613	$10,395
Accrued and other current liabilities	27,829	19,657
Accrued customer programs	35,618	25,621
Accrued employee benefits	25,448	22,996
Operating lease liabilities	3,584	4,567
Total current liabilities	103,092	83,236
Operating lease liabilities, non-current	13,891	15,474
Total liabilities	116,983	98,710
Stockholders’ equity:
Common stock, $0.0001 par value: 175,000,000 shares authorized at September 30, 2023 and December 31, 2022; 96,225,617 and 94,829,794 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	10	9
Additional paid-in capital	2,190,587	2,137,737
Accumulated deficit	(1,588,581)	(1,477,486)
Accumulated comprehensive loss	(1,335)	(4,190)
Total stockholders’ equity	600,681	656,070
Total liabilities and stockholders’ equity	$717,664	$754,780
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Condensed Consolidated Statements of Operations (in thousands except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Product sales, net	$125,810	$71,870	$330,669	$161,699
Grant revenue	363	—	1,602	746
Total revenues, net	126,173	71,870	332,271	162,445
Operating expenses:
Cost of product sales	9,129	5,850	23,043	13,655
Selling, general and administrative	105,207	88,375	305,144	264,151
Research and development	41,550	33,274	129,368	100,853
Total operating expenses	155,886	127,499	457,555	378,659
Loss from operations	(29,713)	(55,629)	(125,284)	(216,214)
Interest income	5,498	2,122	14,377	3,990
Loss before provision for income taxes	(24,215)	(53,507)	(110,907)	(212,224)
Income tax expense	(43)	(1)	(188)	(6)
Net loss	$(24,258)	$(53,508)	$(111,095)	$(212,230)
Net loss per common share:
Basic & Diluted	$(0.25)	$(0.57)	$(1.16)	$(2.26)
Weighted average number of common shares:
Basic & Diluted	96,143,083	94,516,794	95,745,641	93,809,124
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Condensed Consolidated Statements of Comprehensive Loss (in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(24,258)	$(53,508)	$(111,095)	$(212,230)
Other comprehensive gain (loss):
Unrealized gain (loss) on investment securities	933	(694)	2,855	(5,132)
Comprehensive loss	$(23,325)	$(54,202)	$(108,240)	$(217,362)
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Condensed Consolidated Statements of Stockholders’ Equity (in thousands except share and per share amounts) (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	81,886,965	$8	$1,639,476	$(1,221,230)	$(364)	$417,890
Common shares issued January 7, 2022	10,952,381	1	433,724	—	—	433,725
Exercise of stock options and issuances of restricted stock	1,180,696	—	8,089	—	—	8,089
Stock issued for services	383	—	24	—	—	24
Share-based compensation	—	—	8,105	—	—	8,105
Net loss	—	—	—	(72,119)	—	(72,119)
Other comprehensive loss	—	—	—	—	(2,964)	(2,964)
Balance at March 31, 2022	94,020,425	$9	$2,089,418	$(1,293,349)	$(3,328)	$792,750
Exercise of stock options and issuances of restricted stock	346,411	—	5,504	—	—	5,504
Stock issued for services	397	—	22	—	—	22
Share-based compensation	—	—	11,998	—	—	11,998
Net loss	—	—	—	(86,603)	—	(86,603)
Other comprehensive loss	—	—	—	—	(1,474)	(1,474)
Balance at June 30, 2022	94,367,233	9	2,106,942	(1,379,952)	(4,802)	722,197
Exercise of stock options and issuances of restricted stock	333,954	—	5,654	—	—	5,654
Stock issued for services	475	—	22	—	—	22
Share-based compensation	—	—	11,751	—	—	11,751
Net loss	—	—	—	(53,508)	—	(53,508)
Other comprehensive loss	—	—	—	—	(694)	(694)
Balance at September 30, 2022	94,701,662	$9	$2,124,369	$(1,433,460)	$(5,496)	$685,422

Balance at December 31, 2022	94,829,794	$9	$2,137,737	$(1,477,486)	$(4,190)	$656,070
Exercise of stock options and issuances of restricted stock	849,827	1	3,639	—	—	3,640
Stock issued for services	408	—	22	—	—	22
Share-based compensation	—	—	10,439	—	—	10,439
Net loss	—	—	—	(44,053)	—	(44,053)
Other comprehensive gain	—	—	—	—	1,492	1,492
Balance at March 31, 2023	95,680,029	$10	$2,151,837	$(1,521,539)	$(2,698)	$627,610
Exercise of stock options and issuances of restricted stock	402,994	—	8,585	—	—	8,585
Stock issued for services	364	—	23	—	—	23
Share-based compensation	—	—	13,226	—	—	13,226
Net loss	—	—	—	(42,784)	—	(42,784)
Other comprehensive gain	—	—	—	—	430	430
Balance at June 30, 2023	96,083,387	$10	$2,173,671	$(1,564,323)	$(2,268)	$607,090
Exercise of stock options and issuances of restricted stock	141,780	—	2,581	—	—	2,581
Stock issued for services	450	—	24	—	—	24
Share-based compensation	—	—	14,311	—	—	14,311
Net loss	—	—	—	(24,258)	—	(24,258)
Other comprehensive gain	—	—	—	—	933	933
Balance at September 30, 2023	96,225,617	$10	$2,190,587	$(1,588,581)	$(1,335)	$600,681
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (in thousands) (Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows used in operating activities
Net loss	$(111,095)	$(212,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	392	513
Share-based compensation	37,976	31,854
Stock issued for services	69	68
Amortization of premiums and accretion of discounts on investment securities, net	(5,861)	(717)
Changes in operating assets and liabilities:
Accounts receivable, net	(27,481)	(41,382)
Inventory	(19,066)	(15,649)
Prepaid expenses and other assets	(16,805)	(18,686)
Accounts payable	218	5,528
Accrued and other current liabilities	8,172	3,777
Accrued customer programs	9,997	13,982
Accrued employee benefits	2,452	253
Operating lease liabilities, net	(1,106)	1,696
Net cash used in operating activities	(122,138)	(230,993)
Cash flows provided by (used in) investing activities
Purchases of investments	(310,805)	(643,707)
Maturities of investments	369,192	465,877
Purchases of property and equipment	(268)	(806)
Net cash provided by (used in) investing activities	58,119	(178,636)
Cash flows provided by financing activities
Proceeds of public offering, net	—	433,725
Proceeds from exercise of stock options	14,806	19,247
Net cash provided by financing activities	14,806	452,972
Net (decrease) increase in cash, cash equivalents, and restricted cash	(49,213)	43,343
Cash, cash equivalents, and restricted cash at beginning of period	150,365	93,765
Cash, cash equivalents, and restricted cash at end of period	$101,152	$137,108
Non-cash investing and financing activities
Right of use assets under operating leases	$—	$5,375
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	September 30,
	2023	2022
Cash and cash equivalents	$99,402	$135,358
Restricted cash	1,750	1,750
Total cash, cash equivalents and restricted cash	$101,152	$137,108
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
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
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable, net from customers and cash, cash equivalents and investments held at financial institutions. As of September 30, 2023, the majority of the Company’s accounts receivable, net arose from product sales in the United States. For the nine-month period ended September 30, 2023, 97% of sales were from three major wholesalers accounting for approximately 36%, 32%, and 29% of product sales. The percentage of the total net product sales by individual customers has not significantly changed since inception. All customers have standard payment terms which generally require payment within 60 days. As of September 30, 2023, the Company continues to believe that such customers are of high credit quality.
3. Investment Securities
Investment securities consisted of the following (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$191,726	$4	$(692)	$191,038
FDIC Certificates of Deposit	5,131	—	(40)	5,091
Certificates of Deposit	60,000	—	—	60,000
Commercial Paper	81,594	—	(150)	81,444
Corporate Notes/Bonds	76,503	—	(457)	76,046
	$414,954	$4	$(1,339)	$413,619

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$188,465	$14	$(1,729)	$186,750
FDIC Certificates of Deposit	4,155	3	(72)	4,086
Certificates of Deposit	7,500	—	—	7,500
Commercial Paper	100,711	3	(269)	100,445
Corporate Notes/Bonds	189,588	1	(2,141)	187,448
	$490,419	$21	$(4,211)	$486,229
The Company has classified all of its investment securities as available-for-sale, including those with maturities beyond one year, as current assets on the condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of September 30, 2023 and December 31, 2022, the Company held $41.2 million and $71.5 million, respectively, of available-for-sale investment securities with contractual maturity dates more than one year and less than two years, with the remainder of the available-for-sale investment securities having contractual maturity dates less than one year.

Unrealized losses as of September 30, 2023 approximate less than 1% of the estimated fair value of investments. The aggregate related fair value of investments with unrealized losses as of September 30, 2023 was $340.9 million, which consisted of $183.4 million from U.S. government agency securities, $5.1 million of certificates of deposit, $81.4 million of commercial paper, and $71.0 million of corporate notes/bonds. $58.9 million of the aggregate fair value of investments with unrealized losses as of September 30, 2023 has been held in a continuous unrealized loss position for over 12 months, with the remaining $282.0 million held in a continuous unrealized loss position for less than 12 months. As of December 31, 2022, the aggregate related fair value of investments with unrealized losses was $438.3 million. $49.1 million of the aggregate fair value of investments with unrealized losses as of December 31, 2022 had been held in a continuous unrealized loss position for over than 12 months, with the remaining $389.2 million held in a continuous unrealized loss position for less than 12 months.
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
The Company has no assets or liabilities that were measured using prices with significant unobservable inputs (Level 3 assets and liabilities) as of September 30, 2023 and December 31, 2022. The carrying value of cash held in money market funds of $4.4 million as of September 30, 2023 and $12.2 million as of December 31, 2022 is included in cash and cash equivalents on the condensed consolidated balance sheets and approximates market value based on quoted market prices or Level 1 inputs. The carrying value of cash held in certificates of deposit of $20.0 million as of September 30, 2023 is included in cash and cash equivalents. The carrying value of cash held in commercial paper of $14.9 million, U.S. government agency securities of $20.5 million and certificates of deposit of $7.5 million as of December 31, 2022 is included in cash and cash equivalents.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$4,420	$4,420	$—	$—
U.S. Government Agency Securities	191,038	—	191,038	—
FDIC Certificates of Deposit	5,091	—	5,091	—
Certificates of Deposit	60,000	—	60,000	—
Commercial Paper	81,444	—	81,444	—
Corporate Notes/Bonds	76,046	—	76,046	—
	$418,039	$4,420	$413,619	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$12,203	$12,203	$—	$—
U.S. Government Agency Securities	186,750	—	186,750	—
FDIC Certificates of Deposit	4,086	—	4,086	—
Certificates of Deposit	7,500	—	7,500	—
Commercial Paper	100,445	—	100,445	—
Corporate Notes/Bonds	187,448	—	187,448	—
	$498,432	$12,203	$486,229	$—
5. Inventory
Inventory consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$33,173	$17,227
Work in process	4,773	2,594
Finished goods	5,040	4,099
	$42,986	$23,920
The raw materials balance includes the active pharmaceutical ingredients (API) and any related intermediate compounds. This supply exceeds 12 months of forecasted sales and other needs.

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
The following tables present the lease balances within the condensed consolidated balance sheets, weighted average remaining lease term, and the weighted average discount rates related to leases as of September 30, 2023 and December 31, 2022 and operating cash outflows as of September 30, 2023 and 2022 (in thousands, except years and percentages):

	September 30, 2023	December 31, 2022
Other information
Weighted average remaining lease term	5.6 years	5.9 years
Weighted average discount rate	9.07%	8.76%

	Nine Months Ended September 30,
	2023	2022
Lease cost
Operating lease cost	$2,921	$4,139
Variable lease cost	1,130	1,218
Short-term lease cost	1,757	—
	$5,808	$5,357

Maturity analysis under the lease agreements is as follows (in thousands):

Three months ending December 31, 2023	$930
Year ending December 31, 2024	3,792
Year ending December 31, 2025	3,907
Year ending December 31, 2026	3,974
Year ending December 31, 2027	4,022
Thereafter	5,915
Total	22,540
Less: Present value discount	(5,065)
Total operating lease liability	17,475
Less: Current portion	(3,584)
Operating lease liabilities, non-current	$13,891
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
Purchase Commitments
The Company enters into certain other long-term commitments for goods and services that are outstanding for periods greater than one year. The Company recently amended certain manufacturing service agreements committing the Company to certain minimum annual purchase commitments for which the Company anticipates making payments within the years 2025 through 2029. As of September 30, 2023, the Company has committed to purchasing production campaigns for various raw materials including active pharmaceutical ingredients (API) and its intermediates from each of its supply vendors. The current campaigns are expected to be received into inventory during 2023 and 2024. The Company has paid deposits of $19.4 million and $21.6 million as of September 30, 2023 and December 31, 2022, respectively, for the various campaigns, which are recorded within prepaid expenses and other current assets. Over the course of the vendors’ manufacturing period, the Company will remit payments to each vendor based on the payment plan within the executed agreements.

8. Share-Based Compensation
Total share-based compensation expense related to all of the Company's share-based awards, including stock options and restricted stock units (RSUs) granted to employees and directors recognized during the nine-month periods ended September 30, 2023 and 2022, was comprised of the following (in thousands):

	Nine Months Ended September 30,
	2023	2022
Inventoriable costs	$1,186	$1,307
Selling, general and administrative	25,269	19,293
Research and development	11,521	11,254
Total share-based compensation expense	$37,976	$31,854
Information regarding the stock options activity, including with respect to grants to employees and directors as of September 30, 2023, and changes during the nine-month period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2022	4,785,972	$26.27	5.8 years
Options granted 2023	284,212
Options exercised 2023	(645,977)
Options canceled or expired 2023	(38,652)
Outstanding at September 30, 2023	4,385,555	$27.96
Vested and expected to vest at September 30, 2023	4,385,555	$27.96
Exercisable at September 30, 2023	3,605,710	$23.37
The fair value of the time-based RSUs is based on the closing price of the Company’s common stock on the date of grant. Information regarding the time-based RSU activity and changes during the nine-month period ended September 30, 2023 is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2022	1,274,664	$42.76	0.8 years
Time-based RSUs granted in 2023	1,090,927
Time-based RSUs vested in 2023	(657,775)
Time-based RSUs cancelled in 2023	(60,148)
Outstanding at September 30, 2023	1,647,668	$48.90
As of September 30, 2023, there was $61.3 million of unrecognized compensation costs estimated related to unvested time-based RSUs.

9. Loss Per Share
The following share-based awards were excluded in the calculation of diluted loss per share because their effect could be anti-dilutive as applied to the loss from operations for the three and nine-month periods ended September 30, 2023 and 2022:

	Three and Nine Months Ended September 30,
	2023	2022

Stock options	4,385,555	4,926,117
RSUs	1,755,460	1,495,711

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

Lumateperone is in Phase 3 clinical development as a novel treatment for major depressive disorder, or MDD. Patient enrollment in Study 501 and Study 502, global Phase 3 clinical trials evaluating lumateperone 42 mg as an adjunctive therapy to antidepressants for the treatment of MDD, is ongoing. In addition, we initiated a third global Phase 3 trial, Study 505, also evaluating lumateperone 42 mg as an adjunctive therapy to antidepressants for the treatment of MDD. Study 505 is intended to serve as a potential additional registration trial in support of a supplemental New Drug Application, or sNDA, for approval of lumateperone as an adjunctive therapy to antidepressants for the treatment of MDD, if needed. This is a common strategy employed in mood disorder development programs. We expect to announce topline results from Study 501 in the first quarter of 2024 and Study 502 in the second quarter of 2024 and, subject to the results of these studies, we expect to file an sNDA with the FDA for approval of lumateperone as an adjunctive therapy to antidepressants for the treatment of MDD in the second half of 2024.

In the first quarter of 2020, as part of our lumateperone bipolar depression clinical program, we initiated our third monotherapy Phase 3 study, Study 403, evaluating lumateperone as monotherapy in the treatment of major depressive episodes associated with bipolar I or bipolar II disorder. Following the positive results in our adjunctive study that was part of our bipolar depression clinical program, Study 402, we amended Study 403 to evaluate major depressive episodes with mixed features in bipolar disorder in patients with bipolar I or bipolar II disorder and mixed features in patients with MDD. In March 2023, we announced positive topline results from Study 403 as lumateperone 42mg given once daily met the primary endpoint in the study by demonstrating a statistically significant and clinically meaningful reduction in the Montgomery Asberg Depression Rating Scale (MADRS) total score compared to placebo at Week 6 in the combined patient population of MDD with mixed features and bipolar depression with mixed features (5.7 point reduction v. placebo; p<0.0001; Cohen’s d effect size (ES) of 0.64). Robust results were also seen in the individual patient population of MDD with mixed features (5.9 point reduction v. placebo; p<0.0001; ES= 0.67), and in the individual patient population of bipolar depression with mixed features (5.7 point reduction v. placebo; p<0.0001; ES= 0.64). Additionally, lumateperone 42mg met the key secondary endpoint in the study by demonstrating a statistically significant and clinically meaningful reduction in the clinician’s assessment of improvement in the overall severity on the Global Impression of Severity Scale (CGI-S) score compared to placebo at Week 6 in the combined patient population of MDD with mixed features and bipolar depression with mixed features (p<0.0001; ES= 0.59) and in the individual patient population of MDD with mixed features (p=0.0003; ES= 0.57), as well as the individual patient population of bipolar depression with mixed features p<0.0001; ES=0.61). We expect to discuss the results of Study 403 with the FDA in late 2023 or the first quarter of 2024.

We also have an ongoing study, Study 304, evaluating lumateperone for the prevention of relapse in patients with schizophrenia. The study is being conducted in five phases consisting of a screening phase; a 6-week, open-label run-in phase during which all patients will receive 42 mg of lumateperone per day; a 12-week, open-label stabilization phase during which all patients will receive 42 mg of lumateperone per day; a double-blind treatment phase, 26 weeks in duration, during which patients receive either 42 mg of lumateperone per day or placebo (1:1 ratio); and a 2-week safety follow-up phase. This study is being conducted in accordance with our post approval marketing commitment to the FDA in connection with the approval of CAPLYTA for the treatment of schizophrenia as is typical for antipsychotics.
Within the lumateperone portfolio, we are also developing a long-acting injectable, or LAI, formulation to provide more treatment options to patients suffering from mental illness. We have conducted a Phase 1 single ascending dose study with our initial LAI formulation. This study evaluated the pharmacokinetics, safety and tolerability of this lumateperone LAI in patients with stable symptoms of schizophrenia and was safe and well-tolerated. We are also evaluating several additional formulations of the LAI with treatment durations of one month and longer. We have completed all non-clinical studies to support the initiation of a Phase 1 study with four additional formulations of our LAI. We expect to commence clinical conduct in this study in the first half of 2024. Given the encouraging tolerability data to date with oral lumateperone, we believe that an LAI option, in particular, may lend itself to being an important formulation choice for certain patients.
We are developing ITI-1284-ODT-SL for the treatment of agitation in patients with dementia, the treatment of dementia-related psychosis and the treatment of certain depressive disorders in the elderly. ITI-1284-ODT-SL is a deuterated form of lumateperone, a new molecular entity formulated as an oral disintegrating tablet for sublingual administration. ITI-1284-ODT-SL is formulated as an oral solid dosage form that dissolves almost instantly when placed under the tongue, allowing for ease of use in the elderly and may be particularly beneficial for patients who have difficulty swallowing conventional tablets. Phase 1 single and multiple ascending dose studies in healthy volunteers and healthy elderly volunteers (> than 65 years of age) evaluated the safety, tolerability and pharmacokinetics of ITI-1284-ODT-SL. In these studies, there were no reported serious adverse events in either age group. In the elderly cohort, reported adverse events were infrequent with the most common adverse event being transient dry mouth (mild). Based on these results, we have initiated Phase 2 programs evaluating ITI-1284-ODT-SL for the treatment of generalized anxiety disorder, psychosis in Alzheimer's disease and in patients with agitation in Alzheimer’s disease. The FDA has informed us that they do not believe the deuterated and undeuterated forms of lumateperone are identical. As a result, the non-clinical data from lumateperone may not be broadly applied to ITI-1284-ODT-SL, and we conducted additional toxicology studies. These studies have been completed and we expect to commence clinical conduct in our Phase 2 studies in the first half of 2024. We are continuing with Phase 1 studies with ITI-1284-ODT-SL, including drug-drug interaction studies.
We have another major program that has yielded a portfolio of compounds that selectively inhibit the enzyme phosphodiesterase type 1, or PDE1. PDE1 enzymes are highly active in multiple disease states, and our PDE1 inhibitors are designed to reestablish normal function in these disease states. Abnormal PDE1 activity is associated with cellular proliferation and activation of inflammatory cells. Our PDE1 inhibitors ameliorate both of these effects in animal models. We intend to pursue the development of our phosphodiesterase, or PDE, program, for the treatment of aberrant immune system activation in several CNS and non-CNS conditions with a focus on diseases where excessive PDE1 activity has been demonstrated and increased inflammation is an important contributor to disease pathogenesis. Our potential disease targets include immune system regulation, neurodegenerative diseases, cancers and other non-CNS disorders. Lenrispodun (ITI-214) is our lead compound in this program. Following the favorable safety and tolerability results in our Phase 1 program, we initiated our development program for lenrispodun for Parkinson’s disease and conducted a Phase 1/2 clinical trial of lenrispodun in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints. In this study, lenrispodun was generally well-tolerated with a favorable safety profile and clinical signs consistent with improvements in motor symptoms and dyskinesias. Our Phase 2 clinical trial of lenrispodun evaluating improvements in motor symptoms, changes in cognition, and inflammatory biomarkers in patients with Parkinson’s disease is ongoing. We expect to complete this study in the first half of 2025. We also have an active Investigational New Drug application to evaluate our newest candidate within the PDE 1 inhibitor program, ITI-1020, as a novel cancer immunotherapy. Our Phase 1 program with ITI-1020 in healthy volunteers is ongoing.

We also have a development program with our ITI-333 compound as a potential treatment for substance use disorders, pain and psychiatric comorbidities including depression and anxiety. There is a pressing need to develop new drugs to treat opioid addiction and safe, effective, non-addictive treatments to manage pain. ITI-333 is a novel compound that uniquely combines activity as an antagonist at serotonin 5-HT2A receptors and a partial agonist at µ-opioid receptors. These combined actions support the potential utility of ITI-333 in the treatment of opioid use disorder and associated comorbidities (e.g., depression, anxiety, sleep disorders) without opioid-like safety and tolerability concerns. We have conducted a Phase 1 single ascending dose study evaluating the safety, tolerability and pharmacokinetics of ITI-333 in healthy volunteers. In this study, ITI-333 achieved plasma exposures at or above those required for efficacy and was generally safe and well-tolerated. We have commenced a neuroimaging study to investigate brain occupancy for receptors that play a role in substance use disorder and also have applicability for pain. The results of this study will support the dose selection for future studies. We also have an ongoing multiple ascending dose study with ITI-333 in healthy volunteers that we expect to complete in 2024. We have received a grant from the National Institute on Drug Abuse under the Helping to End Addiction Long-term Initiative, or NIH HEAL Initiative, that we expect will fund a significant portion of the early stage clinical development costs associated with this program.
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
Revenues
Net revenues from product sales consist of sales of CAPLYTA, which was approved by the FDA for the treatment of schizophrenia in adults in December 2019 and for the treatment of bipolar depression in adults in December 2021. In addition, in April 2022, the FDA approved two additional dosage strengths of CAPLYTA for certain patients. During the three and nine-month periods ended September 30, 2023, net product sales increased to approximately $125.8 million and $330.7 million, respectively, from approximately $71.9 million and $161.7 million for the three and nine-month periods ended September 30, 2022, respectively.
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

Product sold through September 30, 2023 consisted of active pharmaceutical ingredient (API) and drug product that was previously charged to research and development expenses prior to FDA approval of CAPLYTA and other direct, indirect, and overhead costs required to make final product for sale. Because the Company’s policy does not allow for the capitalization of pre-approval product, the cost of drug product sold is lower than it would have been and has a positive impact on our cost of product sales for the three and nine-month periods ended September 30, 2023 and 2022. We expect to continue to have this favorable impact on cost of product sales and related product gross margins until the cost of our sales of CAPLYTA include drug product that is manufactured entirely after the FDA approval. We expect that this will be the case for the near-term and, as a result, our cost of product sales is less than we anticipate it will be in future periods. In addition, as our net product sales increase in the future and, we exceed certain sales thresholds, the applicable royalty rate for payments we make under our License Agreement with Bristol Myers Squibb (BMS) will increase, which we anticipate will result in an increase to cost of product sales.

We expect that research and development expenses will increase moderately as we proceed with our clinical trials including, increased manufacturing of drug product for clinical trials and pre-clinical development activities. We also expect that our selling, general and administrative costs will increase from prior periods primarily due to costs associated with promotional activities to support the commercial sales of CAPLYTA as well as costs associated with building and maintaining infrastructure, which will include hiring additional personnel and increasing technological capabilities. We granted significant share-based awards in 2023 and 2022. We expect to continue to grant share-based awards in the future. We expect that our growing employee base will increase our share-based compensation expense in future periods. In addition, inflation has and may continue to affect us by increasing clinical trial and other operational costs. To date, inflation has not had a material impact on our business, but if the global inflationary trends continue, we expect appreciable increases in clinical trial, selling, labor, and other operating costs.
The following table sets forth our revenues, operating expenses, interest income and income tax expense for the three and nine-month periods ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Revenues
Product sales, net	$125,810	$71,870	$330,669	$161,699
Grant revenue	363	—	1,602	746
Total revenues	126,173	71,870	332,271	162,445
Expenses
Cost of product sales	9,129	5,850	23,043	13,655
Selling, general and administrative	105,207	88,375	305,144	264,151
Research and development	41,550	33,274	129,368	100,853
Total operating expenses	155,886	127,499	457,555	378,659
Loss from operations	(29,713)	(55,629)	(125,284)	(216,214)
Interest income	5,498	2,122	14,377	3,990
Income tax expense	(43)	(1)	(188)	(6)
Net loss	$(24,258)	$(53,508)	$(111,095)	$(212,230)
Comparison of Three and Nine-Month Periods Ended September 30, 2023 and September 30, 2022
Product Sales, Net
Net product sales were $125.8 million and $330.7 million for the three and nine-month periods ended September 30, 2023, respectively, compared to $71.9 million and $161.7 million for the three and nine-month periods ended September 30, 2022, respectively. Net product sales for the periods presented are comprised of sales of CAPLYTA for the treatment of schizophrenia and bipolar depression.
Cost of Product Sales
Cost of product sales was $9.1 million and $23.0 million for the three and nine-month periods ended September 30, 2023, respectively, compared to $5.9 million and $13.7 million for the three and nine-month periods ended September 30, 2022, respectively. Cost of product sales consisted primarily of product royalty fees and direct and overhead costs. Drug product costs, including certain direct, indirect, and overhead costs, for product sales from commercial launch through September 30, 2023 were previously charged to research and development expenses prior to FDA approval in December 2019 and are not a component of cost of product sales. This minimal cost drug product had a favorable impact on our cost of product sales and related product gross margins for the three and nine-month periods ended September 30, 2023 and 2022.

We expect product sales in future quarters will continue to be impacted by lower cost of product sales that excludes the cost of the drug product that was incurred prior to FDA approval until our sales of CAPLYTA include drug product that is entirely manufactured after the FDA approval. We expect that this will continue to be the case for the near-term and, as a result, our cost of product sales will be less than we anticipate it will be in future periods. We expect cost of product sales will increase in future quarters as minimum sales thresholds are met, resulting in royalty payment increases under the BMS License Agreement.
Selling, General and Administrative Expenses
Selling, general and administrative costs for the three-month period ended September 30, 2023 were $105.2 million as compared to $88.4 million in the three-month period ended September 30, 2022, which represents an increase of 19%.
Selling costs were $80.9 million for the three-month period ended September 30, 2023 as compared to selling costs of $68.1 million in the same period in 2022, which represents an increase of 19%. This increase is primarily due to increases of marketing and advertising expenses of $6.8 million, sales related labor costs of $5.0 million primarily due to the increase in our sales force, and travel and other sales related expenses of $1.0 million. Salaries, bonuses and related benefit costs for our sales and marketing functions for the three-month periods ended September 30, 2023 and 2022 constituted 35% and 34%, respectively, of our selling costs.
General and administrative expenses were $24.3 million in the three-month period ended September 30, 2023 as compared to $20.3 million for the same period in 2022, an increase of 20%. This increase is due to increases in share-based compensation of $2.5 million, professional and other administrative expenses of $1.0 million, and the remainder of the increase relates to information technology related costs of $0.5 million. Salaries, bonuses and related benefit costs for our general and administrative functions for the three-month periods ended September 30, 2023 and 2022 constituted 18% and 23%, respectively, of our general and administrative costs.
Selling, general and administrative costs for the nine-month period ended September 30, 2023 were $305.1 million as compared to $264.2 million in the nine-month period ended September 30, 2022, which represents an increase of 16%.
Selling costs were $233.5 million for the nine-month period ended September 30, 2023 as compared to $205.4 million in the same period in 2022, or an increase of 14%. This increase is primarily due to increases in commercialization costs of $14.5 million, sales related labor costs of $11.1 million primarily due to the increase in our sales force and $2.5 million in travel and other sales related expenses. Salaries, bonuses and related benefit costs for our sales and marketing functions for the nine-month periods ended September 30, 2023 and 2022 constituted approximately 35% of our selling costs.
General and administrative expenses for the nine-months ended September 30, 2023 were $71.6 million as compared to $58.7 million for the same period in 2022, an increase of 22%. This increase is due to increases in stock compensation expense of $6.0 million, labor related expense of $2.0 million, and the remainder for insurance, lease expense, and other administrative expenses. Salaries, bonuses and related benefit costs for our general and administrative functions for the nine-month periods ended September 30, 2023 and 2022 constituted approximately 22% and 23%, respectively, of our general and administrative costs.
We expect selling, general and administrative costs to increase moderately in 2023 as compared to 2022 due to our sales force expansion and increased marketing, promotional and advertising costs.

Research and Development Expenses
The following tables set forth our research and development expenses for the three and nine-month periods ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
External service costs	$29,123	$22,654	$94,579	$69,801
Internal and other costs	12,427	10,620	34,789	31,052
Total research and development expenses	$41,550	$33,274	$129,368	$100,853

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lumateperone costs	$23,149	$16,877	$78,510	$56,487
Non-lumateperone costs	9,614	9,017	27,670	23,281
Overhead and other costs	8,787	7,380	23,188	21,085
Total research and development expenses	$41,550	$33,274	$129,368	$100,853
Research and development expenses increased to $41.6 million for the three-month period ended September 30, 2023 as compared to $33.3 million for the three-month period ended September 30, 2022, representing an increase of $8.3 million, or 25%. This increase is due primarily to an increase of $6.3 million for lumateperone project costs, an increase of $0.6 million for non-lumateperone projects, and an increase of $1.4 million for overhead and other costs. External service costs increased by $6.5 million for the period due to the increased lumateperone and non-lumateperone clinical trials as well as other project costs. Internal and other costs increased by $1.8 million for the period due primarily to labor related costs and share-based compensation.
Research and development expenses increased to $129.4 million for the nine-month period ended September 30, 2023 as compared to $100.9 million for the nine-month period ended September 30, 2022, representing an increase of $28.5 million, or 28%. This increase is due primarily to increases of $22.0 million for lumateperone project costs, $4.4 million for non-lumateperone projects, and $2.1 million for overhead and other costs. External service costs increased by $24.8 million for the period due to the increased lumateperone and non-lumateperone project costs. Internal and other costs increased by $3.7 million for the period due primarily to labor related costs and share-based compensation.
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

As of September 30, 2023, our cash and cash equivalents, available-for-sale investment securities, and restricted cash totaled $494.8 million. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances and investments with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such balances.
During the nine months ended September 30, 2023, we used $122.1 million of net cash in operating activities, a decrease of $108.9 million as compared to the nine months ended September 30, 2022. The decrease in net cash used in operations was primarily due to higher sales offset partially by increases in operating expenses. The primary uses of cash were for selling and marketing costs in connection with our commercialization of CAPLYTA, conducting clinical trials and non-clinical testing, funding recurring operating expenses, and product manufacturing.
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

Our cash, cash equivalents, and investments are maintained in checking accounts, money market accounts, money market mutual funds, U.S. government agency securities, certificates of deposit, commercial paper, corporate notes and corporate bonds at major financial institutions. Since early 2022, interest rates have risen which is increasing our interest income. During 2023, there was a decrease in unrealized loss primarily due to maturities of lower yielding investments. Due to the short-term nature of these investments and our intention to hold these investments to maturity, we do not expect to recognize these losses. Even with the rise or further potential rise in interest rates, we do not expect interest income to be a significant source of funding. In addition, our investment portfolio historically has not been adversely impacted by problems in the credit markets, but there can be no assurance that our investment portfolio will not be adversely affected in the future.
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
We have three kinds of long-term contractual commitments - operating leases, licensing and royalty commitments, and purchase obligations. Our operating lease for approximately 32,000 square feet of useable laboratory and office space, as amended, had an original term of 14.3 years ending in May 2029.
We entered into an exclusive license with BMS for which we are obligated to make tiered single-digit percentage royalty payments on sales of licensed products. The amount of future royalty obligations are dependent on future net product sales of the licensed product. The Company may also be obligated to make other milestone payments to BMS for each licensed product of up to an aggregate of $14.75 million.
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
Critical Accounting Policies and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies during the nine-month period ended September 30, 2023.
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
Words such as “may,” “anticipate,” “estimate,” “expect,” “may,” “project,” “intend,” “plan,” “believe,” “potential,” “predict,” “project,” “likely,” “will,” “would,” “could,” “should,” “continue” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: there are no guarantees that CAPLYTA will be commercially successful; we may encounter issues, delays or other challenges in commercializing CAPLYTA; the COVID-19 pandemic may negatively impact our commercial plans and sales for CAPLYTA; the COVID-19 pandemic may negatively impact the conduct of, and the timing of enrollment, completion and reporting with respect to, our clinical trials; whether CAPLYTA receives adequate reimbursement from third-party payors; the degree to which CAPLYTA receives acceptance from patients and physicians for its approved indications; challenges associated with execution of our sales activities, which in each case could limit the potential of our product; results achieved in CAPLYTA in the treatment of schizophrenia and bipolar depression following commercial launch of the product may be different than observed in clinical trials, and may vary among patients; any other impacts on our business as a result of or related to the COVID-19 pandemic; challenges associated with supply and manufacturing activities, which in each case could limit our sales and the availability of our product; impacts on our business, including on the commercialization of CAPLYTA and our clinical trials, as a result of the conflicts in Ukraine and Israel; risks associated with our current and planned clinical trials; we may encounter unexpected safety or tolerability issues with CAPLYTA following commercial launch for the treatment of schizophrenia or bipolar depression or in ongoing or future trials and other development activities; our other product candidates may not be successful or may take longer and be more costly than anticipated; product candidates that appeared promising in earlier research and clinical trials may not demonstrate safety and/or efficacy in larger-scale or later clinical trials or in clinical trials for other indications; our proposals with respect to the regulatory path for our product candidates may not be acceptable to the FDA; our reliance on collaborative partners and other third parties for development, commercialization, manufacturing or supply of our product and product candidates; risks related to increased interest rates, high rates of inflation, global supply chain disruptions, and geopolitical instability on our business; and the other risk factors detailed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K, as updated under the heading “Risk Factors” from time to time in our subsequent periodic and current reports filed with the SEC.

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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity. As of September 30, 2023, we had cash, cash equivalents, marketable securities and restricted cash of $494.8 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Since early 2022, interest rates have risen which is increasing our interest income. During 2023, there was a decrease in unrealized loss primarily due to maturities of lower yielding investments. This gain resulted in a lower net unrealized loss balance of $1.3 million as of September 30, 2023.
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
(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three-month period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
Not applicable.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended September 30, 2023.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION

During the fiscal quarter ended September 30, 2023, the following executive officer modified his "Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K of the Exchange Act):

•On August 11, 2023, Michael I. Halstead, Executive Vice President, General Counsel and Secretary, modified his Rule 10b5-1 Trading Plan, originally adopted on March 15, 2023 and modified on May 8, 2023, to change the start date of the plan to November 13, 2023, and increase the number of shares to be sold under the plan. The modified plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of up to an aggregate of 137,872 shares of our common stock until March 28, 2024.

There were no "non-Rule 10b5-1 trading arrangements" (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended September 30, 2023 by our directors and executive officers.

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022 (audited), (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).
X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: November 2, 2023	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer

Date: November 2, 2023	By:	/s/ Lawrence J. Hineline
Lawrence J. Hineline
Senior Vice President of Finance and Chief Financial Officer