Form 10-K
period 2023-12-31
Intra-Cellular Therapies, Inc.
filed 2024-02-22
CIK 1567514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number: 001-36274
________________________
Intra-Cellular Therapies, Inc.
(Exact name of registrant as specified in its charter)
________________________

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
________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $6.0 billion.
As of February 20, 2024, the registrant had 96,807,191 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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
Item 1.    BUSINESS
Overview
We are a biopharmaceutical company focused on the discovery, clinical development and commercialization of innovative, small molecule drugs that address underserved medical needs primarily in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system, or CNS. In December 2019, CAPLYTA® (lumateperone) was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of schizophrenia in adults (42 mg/day) and we initiated the commercial launch of CAPLYTA in March 2020. In December 2021, CAPLYTA was approved by the FDA for the treatment of bipolar depression in adults (42 mg/day). We initiated the commercial launch of CAPLYTA for the treatment of bipolar depression in December 2021. Additionally, in April 2022, the FDA approved two additional dosage strengths of CAPLYTA, 10.5 mg and 21 mg capsules, to provide dosage recommendations for patients concomitantly taking strong or moderate CYP3A4 inhibitors, and 21 mg for patients with moderate or severe hepatic impairment (Child-Pugh class B or C). We initiated the commercial launch of these special population doses in August 2022. As used in this report, “CAPLYTA” refers to lumateperone approved by the FDA for the treatment of schizophrenia in adults and for the treatment of bipolar depression in adults, and “lumateperone” refers to, where applicable, CAPLYTA as well as lumateperone for the treatment of indications beyond schizophrenia and bipolar depression.
Our Product
In December 2019, CAPLYTA was approved by the FDA for the treatment of schizophrenia in adults (42 mg/day) and we initiated the commercial launch of CAPLYTA in March 2020. In support of our commercialization efforts, we employ a national sales force. In December 2021, CAPLYTA was approved by the FDA for the treatment of bipolar depression in adults (42 mg/day). CAPLYTA is the only FDA-approved treatment for depressive episodes associated with bipolar I or II disorder (bipolar depression) in adults as monotherapy and as adjunctive therapy with lithium or valproate. We initiated the commercial launch of CAPLYTA for the treatment of bipolar depression in December 2021. In addition, the FDA approved two additional dosage strengths, 10.5 mg and 21 mg, for special populations of patients, in April 2022. We initiated the commercial launch for these special population doses in August 2022.
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

Our Development Programs
Our pipeline includes several product candidates in clinical development and additional product candidates in non-clinical testing. We believe that our product candidates offer innovative therapeutic approaches and may provide advantages relative to current therapies. The following table summarizes our product candidates and programs:
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
Lumateperone for the treatment of major depressive disorder and other mood disorders
As a potent 5-HT2A receptor antagonist and serotonin reuptake inhibitor, we believe that lumateperone could improve symptoms of depression. Dopamine modulation by lumateperone may also reduce irritability and aggression that can accompany many mood disorders. Lumateperone, as a standalone agent, indirectly enhances glutamatergic neurotransmission through both AMPA and NMDA channels in the prefrontal cortex via lumateperone’s dopamine D1 receptor activation. By enhancing AMPA neurotransmission, lumateperone also activates key proteins in the mTOR pathway which has shown antidepressant effects. As such, lumateperone may represent a potential treatment for mood disorders including major depressive disorder, or MDD.
Lumateperone is in Phase 3 clinical development as a novel treatment for MDD. Clinical conduct in Study 501, Study 502 and Study 505, global Phase 3 clinical trials evaluating lumateperone 42 mg as an adjunctive therapy to antidepressants for the treatment of MDD, is ongoing. Study 505 is intended to serve as a potential additional registration trial in support of a supplemental New Drug Application, or sNDA, for approval of lumateperone as an adjunctive therapy to antidepressants for the treatment of MDD, if needed. This is a common strategy employed in mood disorder development programs. We expect to announce topline results from Study 501 in April of 2024 and Study 502 late in the second quarter of 2024 and, subject to the results of these studies, we expect to file an sNDA with the FDA for approval of lumateperone as an adjunctive therapy to antidepressants for the treatment of MDD in the second half of 2024.

In the first quarter of 2020, as part of our lumateperone bipolar depression clinical program, we initiated our third monotherapy Phase 3 study, Study 403, evaluating lumateperone as monotherapy in the treatment of major depressive episodes associated with bipolar I or bipolar II disorder. Following the positive results in our adjunctive study that was part of our bipolar depression clinical program, Study 402, we amended Study 403 to evaluate major depressive episodes with mixed features in bipolar disorder in patients with bipolar I or bipolar II disorder and mixed features in patients with MDD. In March 2023, we announced positive topline results from Study 403 as lumateperone 42 mg given once daily met the primary endpoint in the study by demonstrating a statistically significant and clinically meaningful reduction in the Montgomery-Asberg Depression Rating Scale (MADRS) total score compared to placebo at Week 6 in the combined patient population of MDD with mixed features and bipolar depression with mixed features (5.7 point reduction vs. placebo; p<0.0001; Cohen’s d effect size (ES) of 0.64). Robust results were also seen in the individual patient population of MDD with mixed features (5.9 point reduction vs. placebo; p<0.0001; ES= 0.67), and in the individual patient population of bipolar depression with mixed features (5.7 point reduction vs. placebo; p<0.0001; ES= 0.64). Additionally, lumateperone 42 mg met the key secondary endpoint in the study by demonstrating a statistically significant and clinically meaningful reduction in the clinician’s assessment of improvement in the overall severity on the Global Impression of Severity Scale (CGI-S) score compared to placebo at Week 6 in the combined patient population of MDD with mixed features and bipolar depression with mixed features (p<0.0001; ES= 0.59) and in the individual patient population of MDD with mixed features (p=0.0003; ES= 0.57), as well as the individual patient population of bipolar depression with mixed features (p<0.0001; ES=0.61).
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
Other Indications for Lumateperone
Within the lumateperone portfolio, we are conducting, or are in the process of initiating, studies with pediatric patients in schizophrenia, bipolar disorder and irritability associated with autism spectrum disorder. In addition, we are developing a long-acting injectable, or LAI, formulation to provide more treatment options to patients suffering from mental illness. We have conducted a Phase 1 single ascending dose study with an LAI formulation. This study evaluated the pharmacokinetics, safety and tolerability of a lumateperone LAI in patients with stable symptoms of schizophrenia and was generally safe and well-tolerated. We are evaluating several additional formulations of a lumateperone LAI with treatment durations of one month and longer. We have completed all non-clinical studies to support the initiation of a Phase 1 study with four additional formulations of our LAI. We expect to commence clinical conduct in this study in the first half of 2024. Given the encouraging efficacy and favorable safety profile to date with oral lumateperone, we believe that an LAI option, in particular, may lend itself to being an important formulation choice for certain patients.
We hold exclusive, worldwide commercialization rights to lumateperone and a family of compounds from Bristol-Myers Squibb Company pursuant to an exclusive license.

Other Product Candidates
We are developing ITI-1284-ODT-SL for the treatment of generalized anxiety disorder, the treatment of agitation in patients with dementia, and the treatment of dementia-related psychosis. ITI-1284-ODT-SL is a deuterated form of lumateperone, a new molecular entity formulated as an oral disintegrating tablet for sublingual administration. ITI-1284-ODT-SL is formulated as an oral solid dosage form that dissolves almost instantly when placed under the tongue, allowing for ease of use in the elderly and may be particularly beneficial for patients who have difficulty swallowing conventional tablets. Phase 1 single and multiple ascending dose studies in healthy volunteers and healthy elderly volunteers (> than 65 years of age) evaluated the safety, tolerability and pharmacokinetics of ITI-1284-ODT-SL. In these studies, there were no reported serious adverse events in either age group. In the elderly cohort, reported adverse events were infrequent with the most common adverse event being transient dry mouth (mild). Based on these results, we have initiated Phase 2 programs evaluating ITI-1284-ODT-SL for the treatment of generalized anxiety disorder, psychosis in Alzheimer's disease and agitation in patients with Alzheimer’s disease. The FDA has informed us that they do not believe the deuterated and undeuterated forms of lumateperone are identical. As a result, the non-clinical data from lumateperone may not be broadly applied to ITI-1284-ODT-SL, and we conducted additional toxicology studies. These studies have been completed and we expect to commence clinical conduct in our Phase 2 studies in the first half of 2024. We are continuing with Phase 1 studies with ITI-1284-ODT-SL, including drug-drug interaction studies.
We have another major program that has yielded a portfolio of compounds that selectively inhibit the enzyme phosphodiesterase type 1, or PDE1. PDE1 enzymes are highly active in multiple disease states, and our PDE1 inhibitors are designed to reestablish normal function in these disease states. Abnormal PDE1 activity is associated with cellular proliferation and activation of inflammatory cells. Our PDE1 inhibitors ameliorate both of these effects in animal models. We intend to pursue the development of our phosphodiesterase, or PDE, program, for the treatment of aberrant immune system activation in several CNS and non-CNS conditions with a focus on diseases where excessive PDE1 activity has been demonstrated and increased inflammation is an important contributor to disease pathogenesis. Our potential disease targets include immune system regulation, neurodegenerative diseases, cancers and other non-CNS disorders. Lenrispodun (ITI-214) is our lead compound in this program. Following the favorable safety and tolerability results in our Phase 1 program, we initiated our development program for lenrispodun for Parkinson’s disease and conducted a Phase 1/2 clinical trial of lenrispodun in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints. In this study, lenrispodun was generally well-tolerated with a favorable safety profile and clinical signs consistent with improvements in motor symptoms and dyskinesias. Our Phase 2 clinical trial of lenrispodun evaluating improvements in motor symptoms, changes in cognition, and inflammatory biomarkers in patients with Parkinson’s disease is ongoing. We expect to complete patient enrollment in this study in late 2024 with topline results anticipated in the first half of 2025. We also have an active Investigational New Drug application to evaluate our newest candidate within the PDE 1 inhibitor program, ITI-1020, as a novel cancer immunotherapy. Our Phase 1 program with ITI-1020 in healthy volunteers is ongoing.
We have a development program with our ITI-333 compound as a potential treatment for substance use disorders, pain and psychiatric comorbidities including depression and anxiety. There is a pressing need to develop new drugs to treat opioid addiction and safe, effective, non-addictive treatments to manage pain. ITI-333 is a novel compound that uniquely combines activity as an antagonist at serotonin 5-HT2A receptors and a partial agonist at µ-opioid receptors. These combined actions support the potential utility of ITI-333 in the treatment of opioid use disorder and associated comorbidities (e.g., depression, anxiety, sleep disorders) without opioid-like safety and tolerability concerns. We have conducted a Phase 1 single ascending dose study evaluating the safety, tolerability and pharmacokinetics of ITI-333 in healthy volunteers. In this study, ITI-333 achieved plasma exposures at or above those required for efficacy and was generally safe and well-tolerated. We have commenced a neuroimaging study to investigate brain occupancy for receptors that play a role in substance use disorder and also have applicability for pain. The results of this study will support the dose selection for future studies. We also have an ongoing multiple ascending dose study with ITI-333 in healthy volunteers. We have received a grant from the National Institute on Drug Abuse under the Helping to End Addiction Long-term Initiative, or NIH HEAL Initiative, that we expect will fund a significant portion of the early stage clinical development costs associated with this program.
We also have our ITI-1500 program focused on the development of novel non-hallucinogenic psychedelics. Compounds in this series interact with serotonergic (5-HT2a) receptors in a unique way, potentially allowing the development of this new drug class in mood, anxiety and other neuropsychiatric disorders without the known limitations of psychedelics including the hallucinogenic potential and risk for cardiac valvular pathologies. Our lead compound in this program, ITI-1549, is currently being evaluated in IND enabling studies.

Our Drug Discovery Platform and Capabilities
Based on the pioneering efforts of our late co-founder and Nobel laureate, Dr. Paul Greengard, we have developed a detailed understanding of intracellular signaling pathways and intracellular targets. We have used that knowledge to develop several state of the art technology platforms, including one called CNSProfileTM. This technology monitors the phosphoprotein changes elicited by major psychotropic drug classes and subclasses, and generates a unique molecular signature for drug compounds. By monitoring how the levels of these phosphoproteins change in vivo, we identify intracellular signaling pathways through which several major drug classes operate. Along with what we believe to be state of the art drug discovery efforts, we have used, and may continue to use, this information as a tool to validate our selection of non-clinical candidate molecules.
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
According to the National Institute of Mental Health, approximately 8.3% of adults in the United States experience MDD each year. The anti-depressant market is primarily composed of selective serotonin reuptake inhibitors such as escitalopram and selective norepinephrine reuptake inhibitors, or SNRIs, such as duloxetine. Antipsychotics such as quetiapine, aripiprazole, Rexulti® and Vraylar® are also used as adjunctive treatments with antidepressant treatment. The National Institute of Mental Health-funded Sequenced Treatment Alternatives to Relieve Depression, or STAR*D, study showed that only one-third of treated patients experience complete remission of depressive symptoms. Nearly two-thirds of patients with depression do not fully recover on an anti-depressant medication.
Generalized Anxiety Disorder
Generalized anxiety disorder (GAD) is a chronic disease characterized by excessive, persistent, and uncontrollable worry about everyday life events or activities that is accompanied by nonspecific physical and psychological symptoms such as restlessness, fatigue, difficulty concentrating, irritability, muscle tension, or sleep disturbance. It is a highly prevalent condition with approximately 10 million diagnosed adults in the U.S. About half of the patients with GAD were estimated to not respond adequately to existing pharmacological interventions. There are currently no approved adjunctive treatments for GAD.
Given that a considerable proportion of patients with GAD fail to adequately respond to currently available pharmacological treatments, there is a high unmet need for effective therapies with a favorable safety profile.
Behavioral Disturbances in Dementia
The World Health Organization estimates that approximately 55 million people worldwide have dementia, and there are nearly 10 million new cases every year. The Alzheimer’s Association estimates more than 6 million Americans are living with Alzheimer’s dementia, or AD, in 2023. While the diagnostic criteria for AD and other dementias mostly focus on the related cognitive deficits, it is often the behavioral and psychiatric symptoms that are most troublesome for caregivers and lead to poor quality of life for patients. Several behavioral symptoms are quite prevalent in patients with dementia, including patients with AD. We believe that ITI-1284 may provide a novel therapy for treating the behavioral disturbances accompanying dementia, including AD.
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
According to the National Parkinson Foundation, about 1 million people in the United States and more than 10 million people worldwide suffer from this disease. Parkinson’s disease is more common in people over 60 years of age, and the prevalence of this disease is expected to increase significantly as the average age of the population increases. Parkinson’s disease patients are commonly treated with dopamine replacement therapies, such as levodopa, commonly referred to as L-DOPA, which is metabolized to dopamine, and dopamine agonists, which are molecules that mimic the action of dopamine. Global Data estimated global sales of therapeutics such as L-DOPA, and dopamine agonists used to treat the disease to be approximately $3.9 billion in 2023.

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
Opioid Use Disorder
The opioid crisis was declared a public health emergency in 2017. According to the 2021 National Survey on Drug Use and Health, opioid misuse is widespread with over 9 million Americans reporting opioid misuse. The rate of drug overdose deaths involving opioids in the United States remains high, with more than 80,000 deaths reported in 2021.
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
Our Strategy
Our goal is to discover, develop and commercialize novel small molecule therapeutics for the treatment of CNS diseases and other diseases in order to improve the lives of people suffering from such illnesses. Using our key understanding of intracellular signaling, we seek to accomplish our goal, using our in-house expert drug discovery and clinical development teams, in two ways:
•we seek to have the capability to develop first-in-class medications with novel mechanisms that have the potential to treat CNS diseases and other diseases for which there are no previously marketed drugs; and
•we seek to develop drugs that either can differentiate themselves in competitive markets by addressing aspects of CNS diseases and other diseases which are not adequately treated by currently marketed drugs or can be effective with fewer side effects.
The key elements of our strategy are to:
•continue to commercialize CAPLYTA, which has been approved by the FDA for the treatment of schizophrenia and bipolar depression in adults, in the United States;
•complete the development of lumateperone for additional neuropsychiatric indications, such as MDD;
•expand the commercial potential of lumateperone by investigating its usefulness in additional neurological areas;
•continue to advance our other product candidates in clinical development, such as PDE1 inhibitors, including lenrispodun for the treatment of CNS and other disorders; ITI-1284, for the treatment of generalized anxiety disorder, psychosis in Alzheimer's disease and agitation in patients with Alzheimer's disease; and ITI-333, for substance use disorders, pain and psychiatric comorbidities including depression and anxiety; and
•advance the earlier stage product candidates in our pipeline, such as ITI-1500, for mood and other neuropsychiatric disorders.

Intellectual Property
Our Patent Portfolio
As of February 1, 2024, we owned or controlled approximately 134 patent families filed in the United States and other major markets worldwide, including approximately 136 issued or allowed U.S. patents, 70 pending U.S. patent applications, 563 issued or allowed foreign patents and 335 pending foreign patent applications, directed to novel compounds, formulations, methods of treatment, synthetic methods, and platform technologies.
Lumateperone tosylate is FDA-approved as CAPLYTA® for the treatment of schizophrenia and for the treatment of bipolar depression. We have extensively characterized this compound and related compounds and filed additional patent applications on salt forms, polymorphs, pharmaceutical formulations, new indications, improved methods of manufacture, metabolites, derivatives, and structurally related novel compounds. As of February 1, 2024, our lumateperone program consisted of approximately 39 patent families that we own or control, filed in the United States and other major markets, including 56 issued or allowed U.S. patents, 34 pending U.S. patent applications, 240 issued or allowed foreign patents and 143 pending foreign patent applications. 18 patents are currently Orange Book listed in the United States. During 2023, the RE48,839 patent was selected for Patent Term Extension, extending its term by 215 days, through August 2033. Other pending U.S. and foreign patent applications may protect additional indications and formulations through 2043. In addition to patent protection, lumateperone has five years of new chemical entity data exclusivity with the FDA, until December 2024. Patent protection for lumateperone includes:

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
Pending in IL, IN
December 1, 2029 (US; does not include expected 6-month extension for pediatric studies); March 12, 2029 (ex-US)

ITI-007 Dosage and Method of Treatment Patents (including schizophrenia, bipolar depression, sleep disorder indications)	Granted: US (8,598,119*; 9,186,258*; 9,616,061*; 10,117,867*; 10,702,522; RE48,839*), AU, CA (allowed), CN, JP, KR, MX Pending: US (continuation), IN, KR (divisional), MX (divisional)	August 19, 2033** (US; does not include expected 6-month extension for pediatric studies); May 27, 2029 (ex-US)

ITI-007 Residual Symptoms Patent (treatment of negative/residual symptoms of schizophrenia)	Granted: US (9,956,227*; 10,960,009*; 11,026,951*), AU, CA, JP, KR, IL (allowed), IN, MX, RU Pending: US (continuation), JP (divisional), EP, KR (divisional), MX (divisional), CA (divisional), BR, CN	December 3, 2034 (US and ex-US; does not include expected US 6-month extension for pediatric studies)

Patents for Additional Compositions and Dosage Forms	Granted: US (10,695,345*; 11,052,084*, 11,690,842*, 11,753,419*, 11,806,348*) Pending: US (continuation), AU, CA, CN, EP, IN, IL, JP, KR, MX, RU	2037-2040

Patents for Additional Indications (including post-traumatic stress disorder, impulse control disorder, symptoms associated with dementia, acute depression, acute anxiety, psychiatric disorders associated with inflammation or infection)
	Granted: US (11,053,245; 11,124,514) Granted or pending in US, EP, JP, and other countries	2033-2043
*Orange-Book listed U.S. patents (NB: U.S. 8,598,119 and U.S. 9,586,960 have been requested for delisting as they have been superseded by RE48,839 and RE48,825, respectively)

**In the United States, we are permitted to extend the term of one U.S. patent for lumateperone or the use thereof. U.S. Patent RE48,839 was selected for patent term extension. Patent terms may be subject to change not only due to potential patent term extensions but also to any terminal disclaimer that reduces patent term, as well as other factors. Because the U.S. patent laws and related judicial interpretations change, modifications or new interpretations of the laws may impact our patent terms.
Our ITI-1284 program relates to novel lumateperone derivatives for the treatment of behavioral disturbances associated with dementia, and other central nervous system disorders. Eight families of patent applications have been filed which provide coverage for ITI-1284, which have already resulted in 10 U.S. patents and 70 foreign patents. The ITI-1284 molecule has composition of matter protection to 2037, with possible extensions and additional Orange Book-listable protection to 2042.
Our program on PDE1 inhibitors for cognition, dopamine-mediated and other disorders, as well as several others, includes patent protection across 57 families, including 31 families for the lead molecule, lenrispodun, as well as a wide range of filings on other proprietary compounds and indications. The lenrispodun lead molecule has composition of matter protection to 2029, with possible extensions and additional Orange Book-listable protection to 2034. Additionally, we expect to have data exclusivity in the European Union (EU) for up to 11 years from commercial launch. We are also evaluating potential follow-on compounds for lenrispodun which would have patent protection beyond 2030.
Our ITI-333 program relates to novel compounds for the non-addictive treatment of pain and for the treatment of opiate use disorder. 18 families of patent applications have been filed, including six families which have already resulted in eight U.S. patents and 69 foreign patents. These patent families will protect the lead compound, as well as many other analogs under development, beyond 2037 (exclusive of any patent term extensions and regulatory exclusivities).
Our early-stage ITI-1500 program relates to novel compounds as non-hallucinogenic psychedelics for the treatment of a variety neuropsychiatric disorders, including depression and anxiety. Composition of matter patent protection will extend to at least 2043, with possible extensions and additional Orange Book-listable protection to 2048.
We have also filed patent applications on novel proprietary targets and lead compounds for AD, which would provide compound protection beyond 2028 or beyond 2034, depending on which compound is ultimately selected for development.
License Agreement
The Bristol-Myers Squibb License Agreement
On May 31, 2005, we entered into a worldwide, exclusive License Agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which we hold a license to certain patents and know-how of BMS relating to lumateperone and other specified compounds. The agreement was amended on November 3, 2010. The licensed rights are exclusive, except BMS retains rights in specified compounds in the fields of obesity, diabetes, metabolic syndrome and cardiovascular disease. However, BMS has no right to use, develop or commercialize lumateperone and other specified compounds in any field of use. We have the right to grant sublicenses of the rights conveyed by BMS. We are obliged under the agreement to use commercially reasonable efforts to develop and commercialize the licensed technology. We are also prohibited from engaging in the clinical development or commercialization of specified competitive compounds.
Under the agreement, we have made payments of $10.8 million to BMS related to milestones achieved through December 31, 2023 for lumateperone. Possible milestone payments remaining total $5.0 million. Under the agreement, we may be obliged to make other milestone payments to BMS for each licensed product of up to an aggregate of approximately $14.75 million. We are also obliged to make tiered single digit percentage royalty payments ranging between 5 – 9% on sales of licensed products. We are obliged to pay to BMS a percentage of non-royalty payments made in consideration of any sublicense.
The agreement extends, and royalties are payable, on a country-by-country and product-by-product basis, through the latter of ten years after first commercial sale of a licensed product in such country, expiration of the last licensed patent covering a licensed product, its method of manufacture or use, or the expiration of other government grants providing market exclusivity, subject to certain rights of the parties to terminate the agreement on the occurrence of certain events. On termination of the agreement, we may be obliged to convey to BMS rights in developments relating to a licensed compound or licensed product, including regulatory filings, research results and other intellectual property rights.

Manufacturing
We do not own or operate manufacturing facilities for the production of CAPLYTA or any of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers for all of our required raw materials inclusive of active pharmaceutical ingredient, or API, and its intermediates, as well as finished product for commercial sales of CAPLYTA and for our non-clinical research and clinical trials, including our ongoing and anticipated trials. We believe that we would be able to contract with other third-party contract manufacturers to obtain API, if our existing sources of API were no longer available, but there is no assurance that API would be available from other third-party manufacturers on acceptable terms, on the timeframe that our business would require, or at all.
The Siegfried Supply Agreement
On January 4, 2017, we entered into a supply agreement with Siegfried Evionnaz SA, an affiliate of Siegfried AG, or Siegfried. Following the automatic expiration of the agreement on January 4, 2023, we entered into a new supply agreement with Siegfried effective January 5, 2023, or the Siegfried Agreement. Under the Siegfried Agreement, Siegfried has agreed to manufacture and supply the API for lumateperone in commercial quantities. We agreed to provide Siegfried with a rolling forecast of our anticipated requirements for supply of the API. Under the agreement, our purchase prices for supply of the API from Siegfried are specified based on the volume of API produced. The initial term of the Siegfried Agreement is three years until January 5, 2026. The Siegfried Agreement will automatically renew on an evergreen basis for a consecutive one-year period, unless either party notifies the other party of its election to not renew the agreement at least 12 months prior to the end of the initial term or any renewal period then in effect. Either party may terminate the agreement prior to its expiration upon an uncured material breach by the other party, the liquidation or dissolution of the other party, the commencement of insolvency procedures or other bankruptcy-related proceedings that are not dismissed within a certain period of time, the appointment of any receiver, trustee or assignee to take possession of the properties of the other party, the cessation of all or substantially all of the other party’s business operations, or a continuing force majeure event affecting the other party. Under the Siegfried Agreement, we have the right to and may purchase the API for lumateperone from other suppliers. As of December 31, 2023, the Company has committed to purchasing production campaigns of API and intermediate product from Siegfried that are expected to be delivered in 2024.
The Lonza Manufacturing Services Agreement
On January 10, 2017, we entered into a manufacturing services agreement, as amended on December 19, 2022, or the Lonza Agreement, with Lonza Ltd., or Lonza. Under the Lonza Agreement, Lonza has agreed to manufacture and supply the API for lumateperone, with purchase prices specified based on the volume produced. We agreed to provide Lonza with a written forecast of our estimated quarterly requirements. On December 19, 2022, the Lonza Agreement was amended to, among other items, extend the current term of the agreement until December 31, 2028 and provide for certain minimum annual purchase commitments by the Company for the years 2025 through 2028 for delivery in 2026 through 2029. Either party may terminate the agreement prior to its expiration upon a prior written notice, an uncured material breach by the other party, the insolvency, liquidation, dissolution or bankruptcy of the other party, or a continuing force majeure event affecting the other party, and may be extended by mutual consent. As of December 31, 2023, the Company has committed to purchasing production campaigns of API from Lonza that are expected to be delivered in 2024 and 2025.
Development and commercial quantities of any products that we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval. We currently employ internal resources to manage our manufacturing contractors.
Commercial Operations
We initiated the commercial launch of CAPLYTA for the treatment of schizophrenia in adults in the United States in March 2020. In December 2021, we launched CAPLYTA for the treatment of bipolar depression in adults. In support of our commercialization efforts we employ a national sales force. In the future, we may choose to commercialize CAPLYTA or any other products, in markets outside of the United States, if approved for sale in such markets, by establishing one or more strategic alliances.

Customers
We are currently approved to sell CAPLYTA for the treatment of schizophrenia in adults and for the treatment of bipolar depression in adults in the United States. CAPLYTA is priced in line with other currently marketed branded antipsychotics indicated for the treatment of schizophrenia and bipolar depression. We distribute CAPLYTA principally through three third-party wholesale drug distributors whose concentration are each between 29% and 36% of total sales.
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
Even if we are successful in expanding the commercialization of CAPLYTA and developing and obtaining approval of our product candidates, we would compete with a variety of established drugs in the areas of our targeted CNS therapeutic indications. CAPLYTA for the treatment of schizophrenia and for the treatment of bipolar depression competes with, among other branded products, Fanapt®, marketed by Vanda Pharmaceuticals, Lybalvi®, marketed by Alkermes, Rexulti®, marketed by Otsuka Pharmaceutical, and Vraylar®, marketed by AbbVie. In addition, CAPLYTA competes and our product candidates, if approved, would compete with, among other generic antipsychotic products, aripiprazole, clozapine, haloperidol, lurasidone, olanzapine, paliperidone, quetiapine/XR and risperidone.
In addition, the companies described above and other competitors may have a variety of drugs in development or be awaiting FDA approval that could reach the market and become established before our approved product is established in the market or before we are able to sell our product candidates, if approved. Our competitors may also develop alternative therapies that could further limit the market for any drugs that we may develop. Many of our competitors are using technologies or methods different or similar to ours to identify and validate drug targets and to discover novel small molecule drugs. Many of our competitors and their collaborators have significantly greater experience than we do in the following:
•identifying and validating targets;
•screening compounds against targets;
•non-clinical studies and clinical trials of potential pharmaceutical products; and
•obtaining FDA and other regulatory clearances.
In addition, many of our competitors and their collaborators have substantially greater advantages in the following areas:
•capital resources;
•research and development resources;
•manufacturing capabilities; and
•sales and marketing.
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
Drug Approval Process. None of our drug product candidates may be marketed in the United States until the drug has received FDA approval. Such approval can take many years to obtain and may be rejected by the FDA at a number of steps. The steps required before a drug may be marketed in the United States generally include the following:
•completion of extensive non-clinical laboratory tests, potentially animal studies, and formulation studies in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;
•submission to the FDA of an Investigational New Drug application, or IND, for human clinical testing, which must become effective before human clinical trials may begin;
•performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each proposed indication;
•submission to the FDA of an NDA after completion of all clinical trials;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the API and finished drug product are produced and tested to assess compliance with current Good Manufacturing Practices, or cGMPs;
•satisfactory completion of FDA inspections of clinical trial sites to assure that data supporting the safety and effectiveness of the product candidate has been generated in compliance with Good Clinical Practices; and
•FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.
Non-clinical tests include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies. The Consolidated Appropriations Act for 2023, signed into law on December 29, 2022, (P.L. 117-328) amended the FDCA to specify that non-clinical testing for drugs may, but is not required to, include in vivo animal testing. According to the amended language, a sponsor may fulfill non-clinical testing requirements by completing various in vitro assays (e.g., cell-based assays, organ chips, or microphysiological systems), in silico studies (i.e., computer modeling), other human or non-human biology-based tests (e.g., bioprinting), or in vivo animal tests. The conduct of the non-clinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the non-clinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the conduct of the trial, such as whether human research subjects will be exposed to an unreasonable health risk. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. The FDA, the trial’s sponsor or an Institutional Review Board, or IRB, overseeing the trial also may place a study on hold at any time during its execution.

Clinical trials involve administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be provided to the FDA as part of a separate submission to the IND. Further, an IRB, for each site proposing to conduct the clinical trial, must review and approve the study protocol and informed consent information for study subjects for any clinical trial before it commences at that center, and the IRB must monitor the study until it is completed. There are also requirements governing reporting of on-going clinical trials and clinical trial results to public registries. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The ClinicalTrials.gov registration and reporting final rule became effective in 2017, and the government has brought enforcement actions against clinical trial sponsors that failed to comply with such requirements. Study subjects must provide informed consent before being enrolled to participate in a clinical trial.
Clinical trials necessary for product approval typically are conducted in three sequential phases, but the phases may overlap.
•Phase 1 usually involves the initial introduction of the investigational drug into a limited population, typically healthy humans, to evaluate its short-term safety, dosage tolerance, metabolism, pharmacokinetics and pharmacologic actions, and, if possible, to gain an early indication of its effectiveness.
•Phase 2 usually involves trials in a limited patient population to (i) evaluate dosage tolerance and appropriate dosage; (ii) identify possible adverse effects and safety risks; and (iii) evaluate preliminarily the efficacy of the drug for specific targeted indications. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•Phase 3 trials, commonly referred to as pivotal studies, are undertaken in an expanded patient population at multiple, geographically dispersed clinical trial centers to further evaluate clinical efficacy and test further for safety by using the drug in its final form.
The FDA may approve an NDA for a product candidate, but require that the sponsor conduct additional clinical trials to further assess the drug after NDA approval under a post-approval commitment. Post-approval trials are typically referred to as Phase 4 clinical trials.
Congress also recently amended the FDCA, as part of the Consolidated Appropriations Act for 2023, in order to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Sponsors must submit a diversity action plan to the FDA by the time the sponsor submits the relevant clinical trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect Phase 3 trial planning and timing or what specific information the FDA will expect in such plans, but if the FDA objects to a sponsor’s diversity action plan, it may delay trial initiation.
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
Assuming successful completion of the required clinical testing, the results of non-clinical studies and of clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. An NDA must be accompanied by a significant user fee, and the sponsor of an approved NDA is also subject to an annual program fee. These fees are typically adjusted annually, but exemptions and waivers may be available under certain circumstances. The NDA is subject to a sixty-day acceptance period, and if sufficiently complete to permit substantive review, will be filed by the FDA at the end of that period. For NDAs that are assigned a standard review designation, the FDA’s goal is to complete its review ten months from the date the FDA files the NDA and, for NDAs determined by the agency to be eligible for priority review, six months from the date the FDA files the NDA. These goals can be extended by the FDA through requests for additional information from the sponsor.
The testing and approval process requires substantial time, effort and financial resources. The FDA will review the NDA to determine, among other things, whether the product candidate is safe and effective for its intended use. FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. The FDA may also refer the application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee, but it typically follows such recommendations.
Before approving an NDA, the FDA inspects the facility or the facilities at which the drug and/or its active pharmaceutical ingredient is manufactured and will not approve the product unless the manufacturing is in compliance with cGMPs. On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, it may issue an approval letter or a Complete Response Letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of NDA approval, the FDA may require post-marketing testing and surveillance to monitor the drug’s safety or efficacy, or impose other conditions, as discussed further below. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its current form. A Complete Response Letter outlines the deficiencies in the submission and may require additional clinical data and/or additional clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, non-clinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may choose to either resubmit the NDA addressing all of the deficiencies identified in the letter or withdraw the application. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials is not always conclusive and the FDA may interpret data differently than we or our collaborators interpret data. Alternatively, the FDA could also approve the NDA with a Risk Evaluation and Mitigation Strategy, or REMS, to mitigate risks of the drug, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. Once the FDA approves a drug, the FDA may withdraw product approval if on-going regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase 4 clinical trials, and surveillance programs to monitor the safety of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs or other information.
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
Moreover, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or the PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription drug product samples and impose requirements to ensure accountability in distribution. The Drug Supply Chain Security Act, or DSCSA, was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a ten-year period that culminated in November 2023. Most recently, the FDA announced a one-year stabilization period to November 2024, giving entities subject to the DSCSA additional time to finalize interoperable tracking systems and to ensure supply chain continuity. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.
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

Data and market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the data and information associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct, or obtain a right of reference to all of the non-clinical studies and clinical trials necessary to demonstrate safety and effectiveness. The FDCA also provides seven years of market exclusivity for a drug designated for a rare disease or condition (e.g., a disease or condition that affects less than 200,000 people in the United States) that begins to run after the drug’s marketing approval for that disease or condition. The exclusivity prohibits the approval of the same drug for the same disease or condition unless there is a showing of clinical superiority or other exceptions are triggered.
Foreign Regulation
In addition to regulations in the United States, we may become subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the European Union, before we can commence clinical trials or market products in those countries or areas. The approval processes and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.
Pricing and Reimbursement
In the United States and internationally, sales of any approved products, and our ability to generate revenues on such sales, are dependent, in significant part, on the availability of adequate coverage and reimbursement from third-party payers, such as state and federal governments, managed care providers and private insurance plans. Private insurers, such as health maintenance organizations and managed care providers, have implemented cost-cutting and reimbursement initiatives and likely will continue to do so in the future. These include establishing formularies that govern the drugs and biologics that will be offered and the out-of-pocket obligations of member patients for such products. We may need to conduct pharmacoeconomic studies to demonstrate the cost-effectiveness of our products for formulary coverage and reimbursement. Even with such studies, our products may be considered less safe, less effective or less cost-effective than existing products, and third-party payers may not provide coverage and reimbursement for our product candidates, in whole or in part.

In addition, particularly in the United States and increasingly in other countries, we are required to provide discounts and pay rebates to state and federal governments and agencies in connection with purchases of our products that are reimbursed by such entities. It is possible that future legislation in the United States and other jurisdictions could be enacted to potentially impact reimbursement rates for the products we are developing and may develop in the future and could further impact the levels of discounts and rebates paid to federal and state government entities. Any legislation that impacts these areas could impact, in a significant way, our ability to generate revenues from sales of any approved product that we bring to market. Most recently, on August 16, 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of drugs or biological products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, the Centers for Medicare & Medicaid Services (CMS) will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with pharmaceutical manufacturers to conduct price negotiations in October 2023. However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.
In addition to the IRA’s drug price negotiation provisions, President Biden’s Executive Order 14087, issued in October 2022, called for CMS to prepare and submit a report to the White House on potential payment and delivery modes that would complement to IRA, lower drug costs, and promote access to innovative drugs. In February 2023, CMS published its report which described three potential models focusing on affordability, accessibility and feasibility of implementation for further testing by the CMS Innovation Center. As of January 2024, the CMS Innovation Center’s testing of the proposed models is still in progress.
Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the health care system in ways that could significantly affect our future business. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, or collectively, the ACA, enacted in March 2010, substantially changed the way health care is financed by both governmental and private insurers. Certain legislative changes to and regulatory changes under the ACA have occurred over the past few years and further legislative changes to and regulatory changes under the ACA remain possible. We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that may be charged for any of our product candidates, if approved. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in recent years, several states have formed prescription drug affordability boards (PDABs). Much like the IRA’s drug price negotiation program, these PDABs have attempted to implement upper payment limits (UPLs) on drugs sold in their respective states in both public and commercial health plans. For example, in August 2023, Colorado’s PDAB announced a list of five prescription drugs that would undergo an affordability review. The effects of these efforts remain uncertain pending the outcomes of several federal lawsuits challenging state authority to regulate prescription drug payment limits. Furthermore, in December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers (PBMs) and other members of the health care and pharmaceutical supply chain, an important decision that appears to be leading towards further and more aggressive efforts by states in this area. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the U.S. may affect the entire pharmaceutical supply chain and the business of other stakeholders, including pharmaceutical companies like us.

It is uncertain whether and how future legislation or regulatory changes could affect prospects for our product candidates or what actions federal, state, or commercial payers for pharmaceutical products may take in response to any such healthcare reform proposals or legislation. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and reforms may prevent or limit our ability to generate revenue, attain profitability or commercialize our product candidates.
Sales and Marketing
The FDA, in conjunction with the U.S. Federal Trade Commission, or FTC, regulates all advertising and promotion activities for products under FDA’s jurisdiction prior to and after approval, including standards and regulations for direct-to-consumer advertising, dissemination of off-label information, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Failure to comply with applicable FDA requirements may subject a company to adverse publicity, enforcement action by the FDA, corrective advertising, consent decrees and the full range of civil and criminal penalties available to the FDA and the U.S. Department of Justice. There are also continuing annual user fee requirements that are now assessed as program fees for certain NDA-approved drugs.
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
Our commercial marketing of CAPLYTA and related business activities could become subject to scrutiny and enforcement under one or more federal or state health care fraud and abuse laws and regulations. These fraud and abuse laws, and other applicable health care laws include:
•The federal Anti-Kickback Law, which prohibits, among other things, knowingly or willingly offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any goods or services for which payment may be made, in whole or in part, by federal health care programs such as Medicare and Medicaid;
•The federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government, and which provides for civil whistleblower or qui tam actions against individuals or entities alleged to have submitted a false claim;
•The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, or knowingly and willfully making false statements relating to healthcare matters;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•The federal Physician Payment Sunshine Act, which requires manufacturers of FDA-approved drugs (among others) covered by Medicare or Medicaid to report to CMS, on an annual basis, information related to payments and other transfers of value to physicians, teaching hospitals, and certain advanced non-physician health care practitioners and physician ownership and investment interests, with such data then being made publicly available on a website maintained by CMS called Open Payments; and

•Analogous state and foreign laws and regulations, including state anti-kickback and false claims laws, which may apply to items or services reimbursed under Medicaid and other state programs or, in several states, apply regardless of the payer, as well as other state laws that require pharmaceutical companies to report expenses related to the marketing and promotion of pharmaceutical products, prohibit certain gifts or payments to health care providers in the state, and/or require pharmaceutical companies to implement compliance programs or marketing codes of conduct.
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
Human Capital
As of February 1, 2024, we employed 610 employees all of whom were full-time. We consider our relations with our employees to be good. To successfully commercialize CAPLYTA and develop our drug candidates, we must be able to attract and retain highly skilled personnel. We anticipate hiring additional employees during 2024. We continually evaluate the business need and opportunity and balance in-house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantial clinical trial work to clinical research organizations and drug manufacturing to contract manufacturers.
Compensation and Benefits
We believe that our future success largely depends upon our continued ability to attract, train, and retain highly skilled employees. Pharmaceutical companies both large and small compete for a limited number of qualified applicants to fill specialized positions. To attract qualified applicants, we offer a total rewards package consisting of base salary and cash target bonus, a comprehensive benefit package and equity compensation for every employee. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Actual bonus payout is based on performance. We also provide employees with opportunities to develop and grow professionally. The success of our human capital management investments is evidenced by our relatively low employee turnover.
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

Health, Wellness and Safety
We believe that the safety and health of our employees and their families is essential to our business. Our culture is driven by a desire to do what is right, and we strive to support the well-being of our employees. We prioritize the safety and well-being of our employees as they face both mental and physical challenges. We identify potential workplace risks and continue to provide resources to support our employees’ well-being and to mitigate possible hazards.
Our financial, medical, and mental health benefits are designed to support our employees, and, during the COVID-19 pandemic, we further expanded our offerings to create appropriate “work from home” conditions for success and wellness, including purchasing additional IT equipment and office supplies and increasing communications related to our mental health benefits. In particular, we offered sessions on seasonal stress to further support the mental health of our employees.
Environmental, Social and Governance
Our commitment to integrating sustainability across our organization begins with our Board of Directors, or the Board. The Nominating and Governance Committee of the Board has oversight of strategy and risk management related to Environmental, Social and Governance, or ESG. The Board and, in some cases, Board committees oversee ESG strategy considering impacts on resources, product demand, and operations due to climate change and extreme weather events. Applying Nasdaq’s listing standards for independence, four of our five directors are independent.
At the management level, we have implemented a cross-functional Sustainability Working Group. The Sustainability Working Group plays a crucial part in assigning roles, promoting accountability, and providing regular reporting to senior leadership and the Board.
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
In order to reduce the overall impact of our product on the environment, we have taken steps to enhance the sustainability of our manufacturing processes for our drug substances. Our supply chain planning, focusing on reliability, spend management, and patient access, all aid in emissions reduction. Further, our supply chain encompasses geographic diversity to strengthen our contingency strategies to help ensure resilience. These strategies include maintaining a safety stock capable of sustaining manufacturing, even amid global disruptions such as geopolitical changes, labor or resource shortages, market fluctuations, or extreme weather events.
We are systematically addressing the environmental impacts of the buildings we rent as we make improvements, including adding energy control systems and other energy efficiency measures. Our labs minimize greenhouse gas (GHG) emissions by utilizing electricity for reactions. Smart design elements contribute to reduced energy consumption. Waste in our own operations is minimized by our commitment to reducing both single-use plastics and operating primarily in a paper-free, digital environment. We have safety protocols in place for handling biohazardous waste in our labs, and we use third-party vendors to ensure proper disposal of biohazardous and chemical waste.
We published our inaugural 2022 ESG report on our website that highlights our commitment to patients, communities, employees, and society. Our ESG report can be found on our website at www.intracellulartherapies.com/about-us/sustainability/. This website reference is provided for convenience only and the content on the referenced website is not incorporated by reference into this Annual Report on Form 10-K. We plan to publish our 2023 ESG Report in 2024.

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
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, including those highlighted in this section below, that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in more detail in the risk factors below, alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:
•In order to execute our business plan and achieve profitability, we need to effectively expand the commercialization of CAPLYTA, which has been approved by the FDA for the treatment of schizophrenia in adults and for the treatment of bipolar depression in adults.
•If we do not obtain regulatory approval of lumateperone for other indications in the United States, or for any indication in foreign jurisdictions, we will not be able to market lumateperone for other indications or in other jurisdictions, which will limit our commercial revenues.
•If the sales and marketing capabilities we have established or our third-party relationships for the commercialization of CAPLYTA are not effective, CAPLYTA may not be successfully commercialized.
•We have generated revenues from product sales but there is no guarantee that our revenue from the sale of CAPLYTA will result in us achieving profitability.
•There is no guarantee that our planned clinical trials for lumateperone or our other product candidates will be successful.
•We expect our net losses to continue and are unable to predict the extent of future losses or when we will become profitable, if ever.
•We may require additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.
•Our management has broad discretion over the use of our cash and we may not use our cash effectively, which could adversely affect our results of operations.
•Delays, suspensions and terminations in our clinical trials or the need to conduct additional clinical trials or non-clinical studies could result in increased costs to us, delay our ability to generate product revenues and therefore may have a material adverse effect on our business, results of operations and future growth prospects.
•Even though the FDA has granted approval of CAPLYTA for the treatment of schizophrenia and bipolar depression, the terms of the approval may limit its commercial potential. Additionally, CAPLYTA is still subject to ongoing regulatory requirements.
•Safety issues with our product candidates or approved product, or with product candidates or approved products of third parties that are similar to our product candidates, could give rise to delays in the regulatory approval process, restrictions on labeling or product withdrawal after approval.

•Preliminary and interim data from our clinical studies that we may announce or publish from time to time may change as more patient data become available.
•We rely on third parties to conduct our clinical trials and perform data collection and analysis, which may result in costs and delays that prevent us from successfully commercializing our product candidates.
•Even if we successfully complete the clinical trials of one or more of our product candidates, the product candidates may fail for other reasons.
•We are subject to ongoing regulatory obligations and restrictions with regard to CAPLYTA and, following regulatory approval of any of our product candidates, we will be subject to ongoing regulatory obligations and restrictions with regard to such product candidates, which may result in significant expense and limit our ability to commercialize lumateperone and our other potential products.
•CAPLYTA and our product candidates, if approved, may not gain acceptance among physicians, patients, or the medical community, thereby limiting our potential to generate revenues, which will undermine our future growth prospects.
•We rely on third-party manufacturers to manufacture and supply lumateperone and our other product candidates for us. If one of our suppliers or manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers. We may also face significant delays in our clinical trials, regulatory approvals and product introductions and commercialization.
•As our business expands and evolves, we may find that our current staffing is not adequate in size or capability to manage these changes and to perform under the new circumstances.
•Our ability to compete may be undermined if we do not adequately protect our proprietary rights.
•Our ability to generate product revenues will be diminished if lumateperone or any of our other potential products do not sell for adequate prices, receive coverage from payers or if patients are unable to obtain adequate levels of reimbursement.
•Public health threats could have a material impact on our business, financial condition and results of operations, including our commercial operations and sales, clinical trials and non-clinical studies.
•CAPLYTA and future product candidates for which we obtain approval may face competition sooner than anticipated.
•Many of our competitors have greater resources and capital than us, putting us at a competitive disadvantage. If our competitors develop and market products that are more widely accepted in the marketplace than lumateperone or our other product candidates, they may negatively affect or eliminate our commercial opportunity.
•Numerous factors could result in substantial market volatility in the trading price of our common stock.
Risks Related to Our Business
In order to execute our business plan and achieve profitability, we need to effectively expand the commercialization of CAPLYTA, which has been approved by the FDA for the treatment of schizophrenia in adults and for the treatment of bipolar depression in adults.
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

Successful commercialization of CAPLYTA is subject to many risks. We have never, as an organization, launched or commercialized any other product, and there is no guarantee that we will be able to successfully commercialize CAPLYTA for its approved indications. There are numerous examples of failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. We expect that continued commercial success of CAPLYTA for the treatment of schizophrenia and bipolar depression will depend on many factors, including the following:
•the efficacy, cost, approved use, and side-effect profile of CAPLYTA regimens relative to competitive treatment regimens for the treatment of schizophrenia and bipolar depression;
•the effectiveness of our commercial strategy for the marketing of CAPLYTA, including our pricing strategy and the effectiveness of our efforts to obtain adequate third-party reimbursements;
•maintaining and successfully monitoring commercial manufacturing arrangements for CAPLYTA with third-party manufacturers to ensure they meet our standards and those of regulatory authorities, including the FDA, which extensively regulate and monitor pharmaceutical manufacturing facilities;
•our ability to meet the demand for commercial supplies of CAPLYTA;
•the acceptance of CAPLYTA by patients, the medical community and third-party payers; and
•the effect of recent or potential health care legislation in the United States.
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
While CAPLYTA has been approved by the FDA for the treatment of schizophrenia and bipolar depression in adults, lumateperone has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for these indications or for any other indication. In order to market lumateperone for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of CAPLYTA by the FDA for the treatment of schizophrenia and bipolar depression does not ensure that foreign jurisdictions will also approve CAPLYTA for those indications, nor does it ensure that lumateperone will be approved by the FDA for additional indications or populations. Lumateperone is in Phase 3 clinical development as an adjunctive therapy for the treatment of MDD. There is no guarantee that any ongoing or future studies of lumateperone in other indications will be successful, or that the FDA or any regulatory authority in foreign jurisdictions will approve lumateperone for any of those indications. The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, whose regulations differ from the FDA and from each other. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and we have not yet identified all of the requirements that we will need to satisfy to submit lumateperone for approval for other indications or in other jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support our NDA submission in schizophrenia or our sNDA submissions in bipolar depression. In addition, strategic considerations need to be taken into account when determining whether and when to submit lumateperone for approval in other jurisdictions. If we do not receive marketing approval for lumateperone for any other indication or from any regulatory agency outside of the United States, we will never be able to commercialize lumateperone for any other indication in the United States or for any indication in any other jurisdiction. Even if we do receive additional regulatory approvals, we may not be successful in commercializing those opportunities.
If the results or timing of regulatory filings, the regulatory process, regulatory developments, clinical trials or non-clinical studies, or other activities, actions or decisions related to lumateperone do not meet our or others’ expectations, the market price of our common stock could decline significantly.

If the sales and marketing capabilities we have established or our third-party relationships for the commercialization of CAPLYTA are not effective, CAPLYTA may not be successfully commercialized.
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
We have generated revenues from product sales but there is no guarantee that our revenues from the sale of CAPLYTA will result in us achieving profitability.
Our ability to generate revenue from product sales and achieve profitability depends on our ability to successfully commercialize CAPLYTA for the treatment of schizophrenia and bipolar depression in adults in the United States as well as our ability to complete the development of and obtain regulatory approvals necessary to commercialize lumateperone in other indications or to manufacture and market our other product candidates. We have a limited operating history on which to evaluate our business and prospects. While we have generated product revenues from CAPLYTA, we cannot guarantee that CAPLYTA will be successfully commercialized or that any of our product candidates currently in development will ever become marketable products.
We must demonstrate that our product candidates satisfy rigorous standards of safety and efficacy for their intended uses before the FDA and other regulatory authorities in the European Union and elsewhere will approve them for commercialization. Significant additional research, non-clinical testing and clinical testing is required before we can submit applications to the FDA or other regulatory authorities for approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives.
Lumateperone is in Phase 3 clinical development as a novel treatment for MDD. Clinical conduct in Study 501, Study 502, and Study 505, global Phase 3 clinical trials evaluating lumateperone 42 mg as an adjunctive therapy to antidepressants for the treatment of MDD, is ongoing. Subject to the results of Study 501 and Study 502, we expect to file an sNDA with the FDA for approval of lumateperone as an adjunctive therapy to antidepressants for the treatment of MDD in 2024.
In addition, we intend to pursue the development of our PDE program, including lenrispodun for the treatment of several CNS and non-CNS conditions. Following the favorable safety and tolerability results in our Phase 1 program, we initiated our development program for lenrispodun for Parkinson’s disease. We have an ongoing Phase 2 clinical program with lenrispodun for Parkinson’s disease. We also have an active Investigational New Drug application to evaluate our newest candidate within the PDE 1 inhibitor program, ITI-1020, as a novel cancer immunotherapy. Our Phase 1 program with ITI-1020 in healthy volunteers is ongoing.
We cannot be certain that the clinical development of these or any other drug candidates in non-clinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials.
There is no guarantee that our planned clinical trials for lumateperone or our other product candidates will be successful.
The historical rate of failures for product candidates in clinical development and late-stage clinical trials is high. We are conducting and plan to conduct further clinical trials in lumateperone in indications beyond schizophrenia and bipolar depression as well as clinical trials of our other product candidates, and there is no guarantee that we will have the same level of success in these trials as we have had in certain of our previous clinical trials, or be successful at all.

In addition, although we believe that lumateperone and follow-on compounds may also have clinical utility in indications other than schizophrenia and bipolar depression, we have never tested lumateperone in Phase 3 clinical trials in the patient populations for these other indications, except for our ongoing studies in MDD and our study in patients with a clinical diagnosis of probable AD and clinically significant symptoms of agitation, which we determined to discontinue following our independent data monitoring committee’s, or DMC’s, recommendation that the study should be stopped for futility.
If we do not successfully complete clinical development and obtain approval of lumateperone in indications beyond schizophrenia and bipolar depression, we will be unable to market, sell and generate revenue from lumateperone in any of these other indications. Even though we have successfully completed certain clinical trials for CAPLYTA in patients with schizophrenia and bipolar depression, those results are not necessarily predictive of results of future trials that may be needed before we may submit an sNDA to the FDA for any indication beyond schizophrenia and bipolar depression. Of the vast number of drugs in development, only a small percentage result in the submission of an NDA to the FDA, and even fewer result in the NDA ultimately being approved by the FDA for commercialization.
We expect our net losses to continue and are unable to predict the extent of future losses or when we will become profitable, if ever.
We have experienced significant net losses since inception. As of December 31, 2023, we had an accumulated deficit of approximately $1.6 billion. We expect to continue to incur net losses as we advance our programs and incur significant clinical development costs. To date, we have received product revenues only from the commercialization of CAPLYTA. Prior to our commercial launch of CAPLYTA in March 2020, substantially all of our revenues were from our license and collaboration agreement with Takeda and our agreements with various U.S. governmental agencies and other parties, including our research and development grants. To continue to grow our revenues from lumateperone, we must successfully commercialize lumateperone in its approved indications. To obtain revenues from our product candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.
We may require additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.
We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, investment securities and restricted cash totaled $499.7 million at December 31, 2023. With our cash, cash equivalents and investment securities, we intend to fund our drug development programs and our working capital needs in connection with the commercialization of CAPLYTA. Accordingly, we may require additional capital to continue our clinical development and commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.
Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:
•the amount of product sales from lumateperone;
•the costs of maintaining and expanding our sales and marketing capabilities for lumateperone;
•the costs of preparing applications for regulatory approvals for lumateperone in additional indications beyond schizophrenia and bipolar depression, and potentially in jurisdictions other than the United States, and for other product candidates, as well as the costs required to support review of such applications;
•the costs of manufacturing and distributing lumateperone for commercial use in the United States;
•our ability to obtain regulatory approval for, and subsequently generate product sales from, lumateperone in additional indications beyond schizophrenia and bipolar depression or in jurisdictions other than the United States;
•the progress in, and the costs of, our non-clinical studies and clinical trials and other research and development programs;
•the scope, prioritization and number of our research and development programs;

•our ability to enter into new, and to maintain any existing, collaboration and license agreements;
•the ability of any future collaborators and us to reach the milestones, and other events or developments, triggering payments under any future collaboration agreements or to otherwise make payments under such agreements;
•the extent to which any future collaborators are obligated to reimburse us for clinical trial costs under any future collaboration agreements;
•the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;
•the costs of maintaining or securing manufacturing and supply arrangements for clinical or commercial production of lumateperone or our other product candidates;
•the costs of preparing applications for regulatory approvals for our product candidates;
•the costs of preparing for and establishing, or contracting for, sales and marketing capabilities if we obtain regulatory approvals for our product candidates;
•the costs involved in maintaining and expanding the accounting and data management systems to support commercial operations;
•the costs of acquiring products and entering into research collaborations; and
•the costs associated with litigation, including the costs incurred in defending against any product liability claims that may be brought against us related to lumateperone or our other product candidates.
Until we can generate sufficient continuing revenues, we expect to satisfy our future cash needs through our existing cash, cash equivalents and investment securities, strategic collaborations, private or public sales of our securities, debt financings, grant funding, or by licensing all or a portion of our products, product candidates or technology. Turmoil and volatility in the financial markets have adversely affected the market capitalization of many biotechnology companies, and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may limit our access to additional financing. This could have a material adverse effect on our ability to access sufficient funding. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If we do obtain additional funding through equity offerings, the ownership of our existing stockholders and purchasers of shares of our common stock in any such offering will be diluted, and the terms of any financing may adversely affect the rights of our stockholders. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline. If funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also could be required to seek funds through arrangements with collaboration partners or otherwise that may require us to relinquish rights to some of our technologies, products or product candidates or otherwise agree to terms unfavorable to us.
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
Delays, suspensions and terminations in our clinical trials or the need to conduct additional clinical trials or non-clinical studies could result in increased costs to us, delay our ability to generate product revenues and therefore may have a material adverse effect on our business, results of operations and future growth prospects.
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
Many of these factors may also ultimately lead to denial of regulatory approval of a current or potential product candidate. If we experience delays, suspensions or terminations in a clinical trial or are required to conduct additional clinical trials or non-clinical studies, our costs will increase, the commercial prospects for the related product candidate will be harmed, and our ability to generate product revenues will be delayed.
Even though the FDA has granted approval of CAPLYTA for the treatment of schizophrenia and bipolar depression, the terms of the approval may limit its commercial potential. Additionally, CAPLYTA is still subject to ongoing regulatory requirements.
Even though the FDA has granted approval of CAPLYTA, the scope and terms of the approval may limit our ability to commercialize CAPLYTA and, therefore, our ability to generate substantial revenues. The FDA has approved CAPLYTA only for the treatment of schizophrenia and bipolar depression in adults. The label for CAPLYTA also contains a “boxed” warning that elderly patients with dementia-related psychosis treated with antipsychotic drugs are at an increased risk of death and that CAPLYTA is not approved for the treatment of patients with dementia-related psychosis.
The manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for CAPLYTA also continue to be subject to extensive and ongoing regulatory requirements. These requirements include, but are not limited to, submissions of safety and other post-marketing information and reports and manufacturing establishment registration. We will also have to continue to comply with current good manufacturing processes, good clinical practices, international council for harmonization guidelines and good laboratory practices, which are regulations and guidelines enforced by the FDA for all of our non-clinical and clinical development and for any clinical trials that we conduct post-approval.
Discovery of any issues post-approval, including any safety concerns, such as unexpected side effects or drug-drug interaction problems, adverse events of unanticipated severity or frequency, or concerns over misuse or abuse of the product, problems with the facilities where the product is manufactured, packaged or distributed, or failure to comply with regulatory requirements, may result in, among other things, restrictions on CAPLYTA or on us, including:
•withdrawal of approval, addition of warnings or narrowing of the approved indication in the product label;
•requirement of a Risk Evaluation and Mitigation Strategy, or REMS, program to mitigate the risk of off-label use in populations where the FDA may believe that the potential risks of use may outweigh its benefits;
•voluntary or FDA-requested recalls;
•warning letters;
•suspension of any ongoing clinical studies;
•refusal by the FDA or other regulatory authorities to approve pending applications or supplements to approved applications filed by us;
•restrictions on operations, including restrictions on the marketing or manufacturing of the product or the imposition of costly new manufacturing requirements; or
•seizure or detention, or refusal to permit the import or export of products.
If any of these actions were to occur, we may have to delay or discontinue the commercialization of CAPLYTA, limit our sales and marketing efforts, conduct further post-approval studies, and/or delay, discontinue or change any other ongoing or planned clinical studies, which in turn could result in significant expense and delay or limit our ability to generate revenues.

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
Discovery of previously unknown class effect problems may prevent or delay clinical development and commercial approval of product candidates or result in restrictions on permissible uses after their approval, including withdrawal of the medicine from the market. Many drugs acting on the CNS include boxed warnings and precautions related to suicidal behavior or ideation, driving impairment, somnolence/sedation and dizziness, discontinuation, weight gain, non-insulin dependent (type II) diabetes, cardiovascular side effects, sleep disturbances, and motor disturbances. The label for CAPLYTA contains a “boxed” warning that elderly patients with dementia-related psychosis treated with antipsychotic drugs are at an increased risk of death and that CAPLYTA is not approved for the treatment of patients with dementia-related psychosis. If we or others later identify undesirable side effects caused by the mechanisms of action or classes of our products or product candidates or any specific products or product candidates:
•we may be required to conduct additional clinical trials or implement a REMS program prior to or following approval;
•regulatory authorities may not approve our product candidates or, as a condition of approval, may require specific warnings and contraindications;
•regulatory authorities may withdraw their approval of the product and require us to take our drug off the market;
•we may have limitations on how we promote our drugs;
•sales of products may decrease significantly;
•we may be subject to litigation or product liability claims; and
•our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase our commercialization costs and expenses, which, in turn, could delay or prevent us from generating significant revenues from its sale.
Finally, if the FDA determines that a drug may present a risk of substance abuse, it can recommend to the Drug Enforcement Administration, or DEA, that the drug be scheduled under the Controlled Substances Act, or the CSA. Controlled substances are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA that are separate and apart from the FDA’s regulatory requirements. The DEA classifies controlled substances into five schedules. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use by the FDA may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse. Any regulatory decision that one of our product candidates should be controlled under the CSA would create additional operational, financial, and commercialization burdens for such a product, which could affect our business and cash flows.

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
Dependence on collaborative arrangements or strategic alliances would subject us to a number of risks, including the risk that:
•we may not be able to control the amount and timing of resources that our collaborators may devote to the drug candidates;
•our collaborators may experience financial difficulties;
•we may be required to relinquish important rights, such as marketing and distribution rights;
•business combinations or significant changes in a collaborator’s business strategy may also adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;
•a collaborator could independently move forward with a competing drug candidate developed either independently or in collaboration with others, including our competitors; and
•collaborative arrangements are often terminated or allowed to expire, which would delay the development and may increase the cost of developing our drug candidates.
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
Although we design and manage our current non-clinical studies and clinical trials, we do not currently have the ability to conduct clinical trials for our product candidates on our own. In addition to our collaborators, we rely on contract research organizations, medical institutions, clinical investigators, and contract laboratories to perform data collection and analysis and other aspects of our clinical trials. In addition, we also rely on third parties to assist with our non-clinical studies, including studies regarding biological activity, safety, absorption, metabolism, and excretion of product candidates.

Our non-clinical activities or clinical trials may be delayed, suspended, or terminated if: the quality or accuracy of the data obtained by the third parties on whom we rely is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or if for other reasons, these third parties do not successfully carry out their contractual duties or fail to meet regulatory obligations or expected deadlines, or these third parties need to be replaced.
The third-party service providers we contract with are not our employees and, except for remedies available to us under our agreements with such third parties, we have less control over the timing, quality and other aspects of such non-clinical studies and clinical trials than we would have if we were to conduct them on our own. If the third parties on whom we rely fail to perform, our development costs may increase, our ability to obtain regulatory approval, and consequently, to commercialize our product candidates may be delayed or prevented altogether. We currently use several contract research organizations to perform services for our non-clinical studies and clinical trials. While we believe that there are numerous alternative sources to provide these services, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or incurring additional expenses.
Even though our reliance on third parties for development activities reduces our control over such activities, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on third parties does not relieve us of our oversight and regulatory responsibilities. For example, we must ensure that our non-clinical studies are conducted in accordance with GLP requirements, as appropriate. In addition, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocol for each trial. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with established Good Clinical Practice standards for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. In addition, our clinical trials must be conducted with product candidates produced under cGMP conditions. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical and non-clinical investigators, manufacturers and trial sites. If we or any of our third-party service providers fails to comply with applicable regulatory requirements, we or they may be subject to enforcement or other legal actions, the data generated in our trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional studies, which may significantly delay our clinical development plans and the regulatory approval process. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that we or our third-party service providers or clinical trial sites are in substantial compliance with the applicable regulatory requirements.
Further, we are currently conducting clinical trials for our product candidates in many countries, including the United States, Europe, Asia, and South America and may expand to other geographies. Timely enrollment of, completion of and reporting on our clinical trials is dependent upon these global clinical trial sites which are, or in the future may be, adversely affected by political instability or conflict. Political instability and conflict in areas in the world where we have clinical operations, may delay our trials and negatively affect our business and operations in those regions.
Our employees, independent contractors, principal investigators, contract research organizations, consultants or vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk that our employees, independent contractors, principal investigators, contract research organizations, consultants or vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA; manufacturing standards; federal and state health care fraud and abuse laws and regulations; or laws that require the true, complete and accurate reporting of financial information or data. In addition, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials or creating fraudulent data in our non-clinical studies or clinical trials, which could result in regulatory sanctions and serious harm to our reputation.

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
Even if we successfully complete the clinical trials for one or more of our product candidates, the product candidates may fail for other reasons, including the possibility that the product candidates will:
•fail to receive the regulatory approvals required to market them as drugs;
•be subject to proprietary rights held by others requiring the negotiation of a license agreement prior to marketing;
•be difficult or expensive to manufacture on a commercial scale;
•have adverse side effects that make their use less desirable; or
•fail to compete with product candidates or other treatments commercialized by our competitors.
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
The degree of market acceptance by physicians, health care professionals and third-party payers of CAPLYTA, and any product candidate for which we obtain regulatory approval, and our profitability and growth will depend on a number of factors, including:
•our ability to provide acceptable evidence of safety and efficacy;
•the scope of the approved indication(s) for the product;
•the inclusion of any warnings or contraindications in the product label;
•pricing and cost effectiveness, which may be subject to regulatory control;
•our ability to obtain sufficient third-party insurance coverage or reimbursement;
•effectiveness of our or our collaborators’ sales and marketing strategy;
•relative convenience and ease of administration;
•patient adherence to treatment;
•prevalence and severity of any adverse side effects; and
•availability of alternative treatments.
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
We have no manufacturing facilities and have limited experience in the manufacturing of drugs or in designing drug-manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, our product candidates, including lumateperone, for clinical trials and to produce lumateperone for commercial sales. For example, in January 2017, we entered into a supply agreement with Siegfried and entered into a new supply agreement with Siegfried in January 2023, under which Siegfried has agreed to manufacture and supply the active pharmaceutical ingredient (API) for lumateperone in commercial quantities. Each month, we will provide Siegfried with a rolling forecast of our anticipated requirements for supply of the API. Under the Siegfried Agreement, we have the right to and may purchase the API for lumateperone from other suppliers. In addition, in January 2017, we entered into a manufacturing services agreement with Lonza, as amended in December 2022, under which Lonza has agreed to manufacture and supply the API for lumateperone in commercial quantities. We agreed to provide Lonza with a written forecast of our estimated quarterly requirements. While we believe that there are alternative sources available to manufacture our product candidates, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts. If our existing or planned third-party manufacturing arrangements are terminated or if the sources of supply from such arrangements are inadequate and we must seek supply agreements from alternative sources, we may be unable to enter into such agreements or do so on commercially reasonable terms, which could delay a product launch or subject our commercialization efforts to significant supply risk.
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
In addition, the facilities used by our contract manufacturers or other third-party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections conducted following our request for regulatory approval for our product candidates from the FDA. Drug manufacturing facilities are also subject to periodic inspections by FDA and other regulatory authorities. The pre-approval and periodic inspections are intended to confirm compliance with cGMP requirements including, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our product candidates may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. The FDA or similar foreign regulatory agencies may also implement new standards at any time, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. We have little control over our manufacturers’ compliance with these regulations and standards. A failure of any of our current or future contract manufacturers to establish and follow cGMPs or to document their adherence to such practices may lead to significant delays in obtaining regulatory approval of product candidates or the ultimate launch of products, if approved, into the market. Failure by our current or future third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant marketing approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical studies, regulatory submissions, approvals or commercialization of our product candidates or approved product, entail higher costs or impair our reputation.

As our business expands and evolves, we may find that our staffing is not adequate in size or capability to manage these changes and to perform under the new circumstances.
As our business expands and evolves, we will need to manage our operations and facilities effectively in order to advance our drug development programs (including lumateperone, ITI-1284, lenrispodun, ITI-333, and ITI-1500), facilitate any future collaborations, and pursue other development activities as we may find that our staffing is not adequate in size or capability to manage these changes and to perform under the new circumstances. It is possible that our infrastructure may be inadequate to support our future efforts and growth. In particular, we will need to further develop information technology systems and internal sales, marketing, and distribution capabilities for any drug that we may successfully develop, including additional indications for lumateperone. We may not successfully manage our operations and, accordingly, may not achieve our research, development, commercialization, and profitability goals.
Our ability to generate product revenues will be diminished if lumateperone or any of our other potential products do not sell for adequate prices, receive coverage from payers or if patients are unable to obtain adequate levels of reimbursement.
Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payers to reimburse all or part of the costs associated with their prescription drugs. Adequate coverage and reimbursement from governmental health care programs, such as Medicare and Medicaid, and commercial payers are critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Even if we obtain coverage for lumateperone or other potential products, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use lumateperone or other product candidates, if approved, unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of those products.
In addition, the market for lumateperone or any product candidate for which we may receive regulatory approval will depend significantly on access to third-party payers’ drug formularies, or lists of medications for which third-party payers provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payers may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available, even if not approved for the indications for which lumateperone is approved.
Third-party payers, whether foreign or domestic, governmental or commercial, are developing increasingly sophisticated methods of controlling health care costs.
The current environment is putting pressure on companies to price products below what they may feel is appropriate. Selling lumateperone at less than an optimized price could impact our revenues and overall success as a company. We do not know if the price we have selected, or may select in the future, for lumateperone is or will be the optimized price. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payers. Therefore, coverage and reimbursement for drug products such as lumateperone may differ significantly from payer to payer. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our drug products such as lumateperone to each payer separately, with no assurance that coverage will be obtained. If we are unable to obtain and maintain coverage of, and adequate payment levels for, our products from third-party payers, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize any approved products and thereby adversely impact our profitability, results of operations, financial condition, and future success.

Health care legislation may make it more difficult to receive revenues from CAPLYTA or future products.
In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals in recent years to change the health care system in ways that could impact our ability to sell our products profitably. For example, on August 16, 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of drugs or biological products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with pharmaceutical manufacturers to conduct price negotiations in October 2023. However, the IRA's impact on the biopharmaceutical industry in the U.S. remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing. Further legislative changes to health care and pharmaceutical laws in the United States remain possible. We expect that health care reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that may be charged for lumateperone or any of our other product candidates, if approved. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other health care reforms may prevent us from being able to generate revenue, attain profitability, or commercialize CAPLYTA or any other products for which we receive regulatory approval.
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
We currently have limited experience as a company in marketing and distributing pharmaceutical products and rely on third-party distributors to distribute CAPLYTA. If we are unable to continue to effectively commercialize CAPLYTA, we may not be able to generate adequate product revenues.
CAPLYTA, which was approved by the FDA in December 2019 for the treatment of schizophrenia in adults in the United States and in December 2021 for the treatment of bipolar depression in adults in the United States, is our only drug that has been approved for sale by any regulatory body. We initiated the commercial launch of CAPLYTA in March 2020. As such, as an organization, this was the first time we have launched or commercialized any pharmaceutical product. In order to continue to successfully commercialize CAPLYTA, we must continue to develop our sales, marketing, managerial, compliance, and related capabilities or make arrangements with third parties to perform these services. If we are unable to maintain and develop adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to continue to appropriately commercialize and generate revenue from sales of CAPLYTA and may not become profitable.
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

Additionally, our strategy includes distributing CAPLYTA through third-party distributors. While we have entered into, or will attempt to enter into, agreements with these distributors to distribute CAPLYTA in the United States, they may not perform as agreed or they may terminate their agreements with us. Also, we may need to enter into agreements with additional distributors, and there is no guarantee that we will be able to do so on commercially reasonable terms or at all. If we are unable to maintain and, if needed, expand, our network of distributors, we would be exposed to substantial distribution risk.
In the event we are unable to effectively develop and maintain our commercial team, including our U.S. sales force, or maintain and, if needed, expand, our network of distributors, our ability to effectively commercialize CAPLYTA and generate product revenues would be limited.
The FDA has granted marketing approval of CAPLYTA for the treatment of schizophrenia in adults and the treatment of bipolar depression in adults, and we could face liability if a regulatory authority determines that we are promoting CAPLYTA for any “off-label” uses.
A company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication or patient population that is not described in the product’s FDA-approved label in the United States or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from pharmaceutical companies or their sales forces with respect to off-label uses of products for which marketing clearance has not been issued. A company that is found to have promoted off-label use of its product may be subject to significant liability, including civil and criminal sanctions. We intend to comply with the requirements and restrictions of the FDA and other regulatory agencies with respect to our promotion of CAPLYTA, and any other products we may market, but we cannot be sure that the FDA or other regulatory agencies will agree that we have not violated their restrictions. As a result, we may become subject to criminal and civil liability should an agency determine that such violations occurred. In addition, our management’s attention could be diverted to handle any such alleged violations. A significant number of pharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice, or DOJ, and various U.S. Attorneys’ Offices, the Health and Human Services Office of Inspector General, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the FDCA, the civil False Claims Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. If the FDA, DOJ, or any other governmental agency initiates an enforcement action against us, or if we are the subject of a qui tam suit under the False Claims Act and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects, and reputation.
There are possible limitations on our use of net operating losses.
As of December 31, 2023, we had net operating loss carryforwards, or NOLs, of approximately $528.4 million, which are available to reduce any future federal and state taxable income, of which $73.6 million will begin to expire at various dates through 2037 and $454.8 million do not expire. The use of our NOLs may be restricted due to changes in ownership, including as a result of public offerings.
Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, changes in our ownership (as defined by the foregoing sections of the Code) may limit the amount of NOLs and tax credit carryforwards that could be utilized annually in the future to offset taxable income.
For the years ended December 31, 2015 through 2022, we performed a Section 382 ownership analysis and determined that no ownership change occurred (within the meaning of Section 382 of the Code) as a result of our public offering in 2022. Our previous ownership analysis through December 31, 2015 reflected an ownership change occurred as a result of our 2015 public offerings.

Changes in tax laws could adversely affect our business and financial condition.
On August 9, 2022, the United States enacted the CHIPS and Science Act which provides an investment tax credit for 25% of qualified investments primarily used for manufacturing of semiconductors and related equipment in the U.S. On August 16, 2022, the United States enacted the Inflation Reduction Act (“IRA”) which includes a provision for a 15% corporate alternative minimum tax on companies with average annual adjusted financial statement income over $1 billion effective for tax years ending after December 31, 2022. In addition to other provisions included such as stock buy-back and prescription drug pricing, we reviewed the provisions and there was not a material tax impact on our financial statements for the year ended December 31, 2023.
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
Cybersecurity incidents, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information, impact our ability to manufacture, distribute and sell CAPLYTA and any future products, or expose us to liability and reputational harm. Any of these risks could adversely affect our business and our reputation.
We rely upon information technology systems for our business, many of which are licensed from, and therefore operated and hosted by, third parties who process, transmit and store our electronic information. These systems, some of which are native cloud technologies, are used to manage or support our research and operational activities. We continue to work in a hybrid working model where the majority of our employees and contingent workers operate from locations other than our corporate offices. As a result, we are increasingly dependent upon our information technology systems to operate our business. We are dependent on adequate security to ensure the availability, reliability, and integrity of our technology systems and data.
As part of our business, we or our third party providers collect sensitive personal health information during the development of drug products, the execution of clinical trials, and as part of our patient incentive programs.
Breakdowns, invasions, corruptions, destructions, denial of service, unauthorized access to our data and information, and/or breaches of our information technology systems, including our cloud technologies, could subject us to legal liability, financial penalties and remediation costs, operational down time, and reputational loss, which would negatively impact our business operations. Recovery from any such cybersecurity incident could require replacement of technology, extensive remediation work, and/or ransomware payments.
Our information technology systems, including our cloud technologies, continue to increase in multitude and complexity, increasing our vulnerability to breakdowns and cybersecurity incidents. At the same time, techniques used in cybersecurity attacks to obtain unauthorized access, disable or sabotage information technology systems are evolving rapidly with data breaches and other cybersecurity events becoming commonplace. This is a direct result of the intensification of state-sponsored cybersecurity attacks and the monetary gain by cyber criminals.
Cybersecurity incidents also pose a risk that sensitive data, including intellectual property, trade secrets or personal data, and/or personal/protected health information belonging to us, patients, customers or other business partners, may be exposed to unauthorized persons or to the public.

Cybersecurity incidents and attacks are increasing in their frequency, sophistication and intensity, are becoming increasingly difficult to detect, and they can impact vendors, customers or companies, including vendors, suppliers and other companies in our supply chain. They are often carried out by motivated, well-resourced, skilled and persistent actors, including nation states, organized crime groups, “hacktivists” and employees or contractors acting with careless or malicious intent. Cyber-attacks include deployment of harmful malware and key loggers, ransomware, a denial-of-service attack, a malicious website, the use of social engineering and other means to affect the confidentiality, integrity and availability of our technology systems and data. Cyber-attacks also include manufacturing, hardware or software supply chain attacks, which could cause a delay in the manufacturing of products or products produced for contract manufacturing or lead to a compromise of data or other cybersecurity incident. Our key business partners face similar risks and any cybersecurity incident affecting their systems could adversely affect our security posture. In addition, our increased use of dispersed technologies heightens these and other operational risks, and any failure by cloud or other technology service providers to adequately safeguard their systems and prevent cyber-attacks under the shared responsibility model could disrupt our operations and result in misappropriation, corruption or loss of confidential or trade secret information, personal data and/or personal/protected health information. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, there can be no assurance that we will promptly detect any such disruption or cybersecurity incident, if at all. To the extent that any disruption or cybersecurity incident were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the commercialization of our approved product and the further development of our product candidates could be delayed or otherwise adversely impacted.
We have invested and continue to invest in security initiatives, information technology risk management, third party risk management, and disaster recovery. The development and maintenance of these measures is costly and requires ongoing monitoring and updating as efforts by threat actors to overcome security measures become increasingly more frequent, intense, and sophisticated. There can be no assurance that our efforts will prevent disruptions or cybersecurity incidents in our systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, operational or reputational harm to us, loss of competitive advantage or loss of consumer confidence.
Our business is subject to complex and evolving U.S. federal and state, and foreign laws and regulations, imposing obligations on how we collect, use disclose, store and process personal data. We are also subject to information security policies and contractual obligations relating to privacy and data protection, including the use, processing, and cross-border transfer of personal data. The actual or perceived failure by us, or vendors to comply with these laws and regulations, policies and contractual obligations could harm our business and/or reputation, and subject us to significant fines and liability.
A growing body of increasingly stringent domestic and foreign laws and regulations governs the collection, use, disclosure, transfer and other processing of personal data, many of which differ from each other in significant ways and often are not preempted by HIPAA. Privacy laws in the United States are becoming increasingly complex and changing rapidly. California was the first U.S. state to enact a comprehensive privacy law, California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020. The CCPA requires covered companies to provide new disclosures to California residents and honor their requests to access, delete and opt-out of certain sharing of their personal data. The CCPA provides for civil penalties for violations and statutory damages for certain data breaches. The CCPA has also been substantially amended by a voter-approved ballot initiative called the California Privacy Rights Act, or the CPRA. The CPRA went into full effect on January 1, 2023, and, among other things, creates a new administrative agency to implement and enforce California’s privacy laws and extended rights to California-based employees. In addition to California, more U.S. states are enacting similar legislation, increasing compliance complexity and increasing risks of failure to comply. In 2023, comprehensive privacy laws in Virginia, Colorado, Connecticut, and Utah all took effect, and laws in Montana, Oregon, and Texas will take effect in 2024. While certain clinical trial activities are exempt from some state privacy law requirements, other personal data that we handle may be subject to these various laws, which may increase our compliance costs, exposure to regulatory enforcement action and other liabilities.

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Data protection laws and data protection worldwide is, and is likely to remain, uncertain for the foreseeable future. While we strive to comply with applicable data protection laws, external and internal privacy and security policies, and contractual data protection obligations to the extent possible, we may at times fail to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel, collaborators, partners or vendors do not comply with applicable data protection laws, external and internal privacy and security policies, and contractual data protection obligations. Actual or perceived failure to comply with U.S. and international data protection laws could result in government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity, penalties and other liabilities, claims for damages by affected individuals, and damage to our reputation, any of which could materially and negatively affect our operating results and business, financial condition, and growth prospects. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individual’s privacy rights, even if we are found not liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.
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
Public health threats could have a material impact on our business, financial condition and results of operations, including our commercial operations and sales, clinical trials and non-clinical studies.
The COVID-19 worldwide pandemic, which was recently declared no longer a public health emergency both globally and in the United States, presented substantial public health and economic challenges and affected our employees, customers, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions took multiple and diverse actions in an effort to slow the spread of COVID-19 and variants of the virus, including issuing varying forms of "stay-at-home" orders. Such measures taken by the governmental authorities to respond to any future epidemic or pandemic disease outbreaks could severely impact our ability to successfully commercialize CAPLYTA in the United States, disrupt the supply chain and the manufacture or shipment of drug substances and finished drug products for use in our clinical trials and research and non-clinical studies and, delay, limit or prevent our employees from continuing research and development activities, impede our clinical trial initiation and recruitment and the ability of patients to continue in clinical trials, including due to measures taken that may limit social interaction or prevent reopening of high-transmission settings, impede testing, monitoring, data collection and analysis and other related activities, any of which could delay our non-clinical studies and clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations. Any future epidemic or pandemic disease outbreak, including any resurgence of COVID-19, could also potentially further affect the operations of the FDA or other regulatory authorities, which could result in delays in meetings related to our planned clinical trials. Any future epidemic disease outbreak may have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed.

Risks Related to Our Intellectual Property
Our ability to compete may be undermined if we do not adequately protect our proprietary rights.
Our commercial success depends on obtaining and maintaining proprietary rights to our products, product candidates and technologies and their uses, as well as successfully defending these rights against third-party challenges. We will only be able to protect our products and product candidates, proprietary technologies, and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. We have patent rights under issued patents in many cases covering our lumateperone, lenrispodun, ITI-1284, ITI-333, ITI-1020, and ITI-1500 development programs. Nonetheless, the issued patents and patent applications covering our primary technology programs remain subject to uncertainty and continuous monitoring and action by us due to a number of factors, including:
•we may not have been the first to make the inventions covered by our pending patent applications or issued patents;
•we may not have been the first to file patent applications for our products, product candidates or the technologies we rely upon;
•others may independently develop similar or alternative technologies or duplicate any of our technologies;
•our disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;
•any or all of our pending patent applications may not result in issued patents;
•we may not seek or obtain patent protection in all countries that will eventually provide a significant business opportunity;
•any patents issued to us or our collaborators may not provide a basis for commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties;
•our proprietary technologies may not be patentable;
•others may design around our patent claims to produce competitive products which fall outside of the scope of our patents;
•others may identify prior art which could invalidate our patents; and
•changes to patent laws may limit the exclusivity rights of patent holders.
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
In addition, generic drug companies have in the past and may in the future file abbreviated new drug applications, or ANDAs, with the FDA seeking approval to market generic versions of CAPLYTA, or any of our other product candidates that receive marketing approval, if any, before the expiration of the patents covering such products, which may trigger Hatch-Waxman litigation over the associated patent. For example, we have received notices of ANDA filings seeking approval to market generic versions of CAPLYTA and alleging that certain of our patents covering CAPLYTA are invalid and/or will not be infringed by such generic drug companies' manufacture, use or sale of the medicine for which the ANDA was submitted. Refer to Item 3, Legal Proceedings. Similarly, another applicant may submit a 505(b)(2) NDA referencing the approved CAPLYTA marketing application, which would also trigger Hatch-Waxman litigation, depending upon the types of certifications made by the applicant for any of our listed patents. Settlements and related licensing agreements resulting from Hatch-Waxman litigation can be challenged and have the potential to generate additional litigation which can be costly. The success of such litigation depends on the strength of the patents covering our branded products and our ability to prove that the follow-on applicant's product would infringe one or more such patents. The outcome of such litigation is inherently uncertain and may result in potential loss of market exclusivity for any of our approved products, including CAPLYTA, which may have a significant financial impact on our product revenue. Furthermore, the Federal Trade Commission, or FTC, has brought successful lawsuits challenging Hatch-Waxman litigation settlements as anti-competitive, and such decisions have been upheld by federal circuit courts. If we engage in Hatch-Waxman litigation, we may also face an FTC challenge with respect to any proposed settlement related to such litigation, which may result in additional expense or penalty. The FTC also has more recently been questioning pharmaceutical company patent listings in the Orange Book and raising concerns about "improper" listings that may be intended to discourage competition by generic drug developers, and certain members of Congress have been investigating similar issues. Accordingly, there could be future changes to federal laws, regulations, or guidelines related to Hatch-Waxman requirements or procedures that could have a material adverse impact on all pharmaceutical innovators, including us.
CAPLYTA and future product candidates for which we obtain approval may face competition sooner than anticipated.
CAPLYTA and our future pharmaceutical products that gain marketing approval may face direct competition from generic and other follow-on drug products. In addition, CAPLYTA may face competition from generic products earlier or more aggressively than anticipated, depending upon how well it performs in the United States prescription drug market. Our ability to compete may also be affected in many cases by insurers or other third-party payers seeking to encourage the use of generic products.
The Hatch-Waxman Amendments to the FDCA authorized the FDA to approve generic drugs that are the same as drugs previously approved for marketing under the NDA provisions of the statute pursuant to ANDAs, and also created the Section 505(b)(2) NDA pathway. An ANDA relies on the pre-clinical and clinical testing conducted for a previously approved reference listed drug and must demonstrate to the FDA that the generic drug product is identical to the reference listed drug with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug and also that it is “bioequivalent” to the reference listed drug. In contrast, Section 505(b)(2) enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy data for an existing product, or published literature, in support of its application. Section 505(b)(2) provides an alternate path to FDA approval for new or improved formulations or new uses of previously approved products; for example, a follow-on applicant may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness. Such products, if approved and depending upon the scope of the changes made to the reference drug, may also compete with CAPLYTA or any other product candidates from which we receive approval.

The FDA is prohibited by statute from approving an ANDA or 505(b)(2) NDA when certain marketing or data exclusivity protections apply to the reference listed drug. If any such competitor or third party is able to demonstrate bioequivalence without infringing our patents, then this competitor or third party may then be able to gain approval of an ANDA and introduce a competing generic product onto the market. In addition, CAPLYTA is protected by new chemical entity (“NCE”) exclusivity that expires on December 20, 2024. Reduction or loss of this period of marketing exclusivity could negatively affect our business, operating results and financial condition. FDA is also blocked from approving any follow-on applications that rely on the CAPLYTA NDA until that NCE exclusivity ends.
Furthermore, bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act (the “CREATES Act”) was signed into law in late 2019. The CREATES Act was intended to address concerns articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic product developers access to samples of brand products. Because generic product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic and other follow-on products. To remedy this concern, the CREATES Act established a private cause of action that permits a generic product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Therefore, a generic developer may request samples of CAPLYTA, or our other product candidates that receive marketing approval, if any, in order to conduct comparative testing to support an ANDA for a generic version of our products, and if we refuse any such request, we may be subject to litigation under the CREATES Act. Although lawsuits have been filed under the CREATES Act since its enactment, those lawsuits have settled privately; therefore to date no federal court has reviewed or opined on the statutory language and there continues to be uncertainty regarding the scope and application of the law.
We cannot predict the interest of potential follow-on competitors or how quickly others may seek to come to market with competing products, whether approved as a direct ANDA competitor or as a Section 505(b)(2) NDA referencing CAPLYTA or one of our future product candidates. If the FDA approves generic versions of CAPLYTA in the future, should they be approved for commercial marketing, such competitive products may be able to immediately compete with us in each indication for which our product has received approval, which could negatively impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on our investments.
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
The pharmaceutical industry is subject to stringent regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Neither we nor our collaborators can market a pharmaceutical product in the United States until we or they have completed rigorous non-clinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA. Satisfaction of regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product, and requires substantial resources. Even if regulatory approval is obtained, it may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, and/or marketing of such products, and requirements for post-approval studies, including additional research and development and clinical trials. For example, the label for CAPLYTA contains a “boxed” warning that elderly patients with dementia-related psychosis treated with antipsychotic drugs are at an increased risk of death and that CAPLYTA is not approved for the treatment of patients with dementia-related psychosis. These limitations may reduce the size of the market for the product or result in the incurrence of additional costs. Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues and continue our business.
Outside the United States, the ability to market a product is contingent upon receiving approval from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing, and reimbursement vary widely from country to country. Only after the appropriate regulatory authority is satisfied that adequate evidence of safety, quality, and efficacy has been presented will it grant a marketing authorization. Approval by the FDA does not automatically lead to approval by regulatory authorities outside the United States and, similarly, approval by regulatory authorities outside the United States will not automatically lead to FDA approval.

Many of our competitors have greater resources and capital than us, putting us at a competitive disadvantage. If our competitors develop and market products that are more widely accepted in the marketplace than lumateperone or our other product candidates, they may negatively affect or eliminate our commercial opportunity.
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
Many of our competitors and their collaborators have significantly greater experience than we do in the following:
•identifying and validating targets;
•screening compounds against targets;
•non-clinical studies and clinical trials of potential pharmaceutical products;
•obtaining FDA and other regulatory approvals; and
•commercializing pharmaceutical products.
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
Our business involves the use of hazardous materials, and we and our third party manufacturers and suppliers must comply with environmental, health and safety laws and regulations, which can be expensive and restrict how we do, or interrupt, our business. Any claims relating to improper handling, storage, or disposal of biological, hazardous, and radioactive materials used in our business could be costly and delay our research and development and commercial efforts.
Our business, including our research and development activities, involves the controlled use of potentially harmful hazardous materials, including volatile solvents, biological materials such as blood from patients that have the potential to transmit disease, chemicals that cause cancer, and various radioactive compounds, which requires us and our third party manufacturers and suppliers to comply with environmental, health and safety laws and regulations. Our operations also produce hazardous waste products. We face increasing complexity in our product development as we adjust to new and upcoming requirements relating to the materials composition of many of our product candidates. We face the risk of contamination or injury from the use, storage, handling or disposal of these materials.
We are subject to federal, state, local, and foreign laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant, and current or future environmental regulations may impair our research, development, or production efforts. If one of our employees were accidentally injured from the use, storage, handling, or disposal of these materials, the medical costs related to their treatment would be covered by our workers’ compensation insurance policy. Accordingly, in the event of contamination or injury, we could be subject to criminal sanctions or fines or be held liable for damages, our operating licenses could be revoked, and we could be required to suspend or modify our operations and our research and development efforts.

We are subject, directly and indirectly, to federal, state and foreign healthcare laws and regulations, including healthcare fraud and abuse laws, false claims laws, physician payment transparency laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
Our operations are directly, and indirectly through our customers and third-party payers, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our clinical research, sales, marketing, grants, charitable donations, and education programs and constrain the business or financial arrangements with healthcare providers, physicians, charitable foundations, and other parties that have the ability to directly or indirectly influence the prescribing, ordering, marketing, or distribution of our products for which we obtain marketing approval. In addition, we and any potential future collaborators, partners or service providers are subject to data privacy and security laws and regulations by both the U.S. federal government and the states in which we conduct our business as discussed more fully above. Finally, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:
•the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration (including any kickback, bribe, or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the U.S. federal civil and criminal false claims laws, including the civil False Claims Act, which can be enforced through civil whistleblower or qui tam actions, and civil monetary penalties laws, which impose criminal and civil penalties on individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
•HIPAA, and its implementing regulations, and as amended again by the Final HIPAA Omnibus Rule, Modifications to the HIPAA Privacy, Security, Enforcement and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to the HIPAA Rules, published in January 2013, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•we are not directly subject to HIPAA, however, we could be subject to penalties, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a HIPAA-covered health care provider, or a research institution that has not complied with HIPAA’s requirements for disclosing such information. Furthermore, the number of government investigations related to data security incidents and privacy violations continue to increase and government investigations typically require significant resources and generate negative publicity, which could harm our business and our reputation;
•the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

•the U.S. federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”, which was enacted as part of the ACA and its implementing regulations and requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to certain payments and other transfers of value made to physicians (as defined to include doctors of medicine, dentists, optometrists, podiatrists and chiropractors under such law), and, teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members, which was expanded beginning in 2022, to require applicable manufacturers to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year; and
•analogous state and local laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payer, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities and/or the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of personal data and protected / personal health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA.
Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from U.S. government-funded healthcare programs, such as Medicare and Medicaid, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits, additional reporting requirements and/or oversight, and the curtailment or restructuring of our operations. Moreover, while we do not bill third-party payers directly and our customers make the ultimate decision on how to submit claims, from time-to-time, for CAPLYTA, and any other product candidates that may be approved, we may provide reimbursement guidance to patients and healthcare providers. If a government authority were to conclude that we provided improper advice and/or encouraged the submission of a false claim for reimbursement, we could face action against us by government authorities. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of CAPLYTA, or any other product candidates that may be approved, outside of the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.
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

For example, we may be sued if lumateperone or any other product we develop allegedly causes injury or is found to be otherwise unsuitable for administration in humans. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection laws. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
•decreased demand for our products or product candidates that we may develop;
•injury to our reputation;
•withdrawal of clinical trial participants;
•initiation of investigations by regulators;
•costs to defend the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to trial participants or patients;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•loss of revenue;
•exhaustion of any available insurance and our capital resources;
•the inability to commercialize our products or product candidates; and
•a decline in our stock price.
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
Unfavorable domestic or global economic conditions could adversely affect our business, financial condition, or results of operations.
Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, foreign currency, interest rates and overall economic conditions and uncertainties, failures and instability in U.S. and international banking systems, downgrades of the U.S. credit rating, slower economic growth or recession, and other unfavorable changes resulting from the current and future conditions in the global financial markets. For instance, if inflation or other factors were to significantly increase our business costs, it may not be feasible to pass price increases on to our customers due to the process by which healthcare providers are reimbursed for our product by the government. Interest rates, the liquidity of the credit markets and the volatility of the capital markets has and could continue to also affect the value of our investments and our ability to liquidate our investments in order to fund our operations. We purchase or enter into a variety of financial instruments and transactions, including high-grade corporate bonds and commercial paper. If any of the issuers or counter parties to these instruments were to default on their obligations, it could materially reduce the value of the transaction and adversely affect our cash flows. Interest rates and the ability to access credit markets could also adversely affect the ability of our customers and distributors to purchase, pay for and effectively distribute our products. Similarly, these macroeconomic factors could affect the ability of our suppliers and manufacturers to supply or manufacture our product.

Risks Related to Owning Our Common Stock
Numerous factors could result in substantial market volatility in the trading price of our common stock.
The trading price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to meet our growth projections and expectations, operating results of other companies in the same industry, trading volume in our common stock, and other developments affecting our business and the business of others in our industry. During the year ended December 31, 2023, the price per share of our common stock on the Nasdaq Global Select Market has ranged from a high of $74.17 to a low of $42.01. We have several stockholders who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.
In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:
•the success of our commercialization of CAPLYTA in the United States for the treatment of schizophrenia and bipolar depression;
•timing and announcement of regulatory developments, submissions and approvals or preliminary, interim or final results of clinical trials;
•actual or anticipated quarterly variation in our results of operations or the results of our competitors;
•announcements of medical innovations or new products or product candidates by our competitors;
•issuance of new or changed securities analysts’ reports or recommendations for our stock;
•developments or disputes concerning our intellectual property or other proprietary rights;
•commencement of, or our involvement in, litigation;
•market conditions in the biopharmaceutical industry;
•any future sales of our common stock or other securities in connection with raising additional capital or otherwise;
•possible acquisitions or business combinations and possible or perceived collaborations;
•any major change to the composition of our board of directors or management; and
•general market, economic, and political conditions and slow or negative growth of our markets, both domestically and globally.
The stock market in general, and market prices for the securities of biotechnology companies like ours in particular, are subject to extreme fluctuations and have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations have had a significant effect on the market price of securities issued by many companies for reasons related and unrelated to their operating performance and may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a securities class action lawsuit against us, such as the purported class action lawsuits brought against us and certain of our executive officers in May 2017, consolidated in July 2017 and voluntarily dismissed in November 2017, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.

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
As a public company, we have incurred and will incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC or the Nasdaq Global Select Market or any other stock exchange or inter-dealer quotations system on which our common stock may be listed in the future. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically in recent years.
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
The provisions of Delaware law and our restated certificate of incorporation and restated bylaws could discourage or make it more difficult to accomplish a proxy contest or other change in our management or the acquisition of control by a holder of a substantial amount of our voting stock. It is possible that these provisions could make it more difficult to accomplish, or could deter, transactions that stockholders may otherwise consider to be in their best interests or in our best interests. These provisions are intended to enhance the likelihood of continuity and stability in the composition of our board of directors and in the policies formulated by the board of directors and to discourage certain types of transactions that may involve an actual or threatened change of control of the Company. These provisions are designed to reduce our vulnerability to an unsolicited acquisition proposal and to discourage certain tactics that may be used in proxy fights. Such provisions also may have the effect of preventing changes in our management.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. The description of our Business set forth in Item 1, the Risk Factors set forth in this Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 as well as other sections in this report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:
•the accuracy of our estimates regarding expenses, revenues, uses of cash, cash equivalents and investment securities, capital requirements and the need for additional financing;
•our expectations regarding our commercialization of CAPLYTA;
•the supply and availability of and demand for our product;
•the initiation, cost, timing, progress and results of our development activities, non-clinical studies and clinical trials;
•the timing of and our ability to obtain and maintain regulatory approval, or submit an application for regulatory approval, of lumateperone and our other existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates;
•our plans to research, develop and commercialize lumateperone and our other current and future product candidates;
•the election by any collaborator to pursue research, development and commercialization activities;
•our ability to obtain future reimbursement and/or milestone payments from our collaborators;
•our ability to attract collaborators with development, regulatory and commercialization expertise;
•our ability to obtain and maintain intellectual property protection for our product candidates;
•our ability to successfully commercialize lumateperone and our other product candidates;
•the size and growth of the markets for lumateperone and our other product candidates and our ability to serve those markets;
•the rate and degree of market acceptance of any current or future products;
•the success of competing drugs that are or become available;
•regulatory developments in the United States and other countries;
•the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials;
•our ability to obtain additional financing;
•our use of the proceeds from our securities offerings;
•any restrictions on our ability to use our net operating loss carryforwards;
•our exposure to investment risk, interest rate risk, inflation risk, capital market risk, foreign currency fluctuations, and geopolitical instability;
•disruptions resulting from the impact of public health pandemics or epidemics (including, for example, the COVID-19 pandemic), man-made or natural disasters, cybersecurity incidents or other causes; and

•our ability to attract and retain key scientific, management, or sales and marketing personnel.
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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 1C.

Cybersecurity Risk Management Strategy and Approach
Our cybersecurity policies, standards, practices and risk management strategy are based on recognized frameworks established by the National Institute of Standards and Technology (NIST) and other applicable industry standards. We currently utilize the NIST Cybersecurity Framework (CSF) to define and build master controls and processes. The NIST CSF presents leading practices and addresses many aspects of cybersecurity risk management. The CSF defines a comprehensive set of cyber security controls to manage risk and also defines an approach for the identification and remediation of risks to ensure our assets are hardened to resist potential attacks. Our assets are continually scanned for vulnerabilities and remediation measures are put in place to remediate them. We utilize the processes and procedures defined in the NIST Computer Security Incident Handling Guide to manage, contain, eradicate and recover from and improve our defenses, detection and remediation processes to help prevent future incidents. Additionally, we have implemented a governance model to oversee the creation and execution of our Cybersecurity Strategy embodied in our policies, standards, practices, incident response plans, risk management actions and improvement roadmap.
To identify and assess material risks from cybersecurity threats, we maintain a comprehensive cybersecurity program to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process.
We use specific control measures and processes developed from the NIST CSF that may be technical, procedural, or human in nature and that are designed to protect availability, integrity and confidentiality of critical data and systems, maintain regulatory compliance, assess, identify and manage our material risks from cybersecurity threats, and protect against and respond to cybersecurity incidents. These controls and processes are reviewed periodically for effectiveness in light of the ever-changing threat environment as part of our active cybersecurity risk management process. That review includes an external assessment of control coverage and effectiveness. We undertake the following activities:
•monitor emerging data protection laws and implement changes to our processes that are designed to comply with such laws;
•through our policies, practices and contracts (as applicable), require employees, as well as third parties that provide services on our behalf, to treat confidential information and data with care;

•employ technical safeguards that are designed to protect our information systems from cybersecurity threats, including hardening all devices to reduce attack surface as well as implement the following: encryption of data in flight and at risk, firewalls, managed detection and response systems, endpoint detection and response including anti-malware functionality and access controls including centralized entitlement and authentication management;
•provide regular, mandatory training for our employees and contractors regarding cybersecurity threats as a means to equip them with effective tools to identify and address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices;
•conduct regular phishing email simulations for all employees and contractors with access to our email systems to enhance awareness and responsiveness to possible threats;
•conduct cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data;
•run tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our processes and technologies;
•leverage the NIST incident handling framework to help us identify, protect, detect, respond, recover, and improve our process, actions and systems when there is an actual or potential cybersecurity incident;
•conduct regular vulnerability scans of our environment as a detective control to identify vulnerabilities arising out of improper configurations or unpatched software and systems;
•manage physical access to our facilities using integrated card swipe technology; and
•authorize and control logical system access to our critical systems utilizing Single Sign on and Multi Factor Authentication.
As part of our risk management processes, we periodically perform risk assessments across internal and third-party providers that proactively identify top cybersecurity risks and proactively manage those risks by remediating control limitations and vulnerabilities. These are prioritized for remediation using a risk impact analysis and will be mitigated in one of two ways. The first remediation approach is using cybersecurity roadmaps of actions that are part of our Information Security Management Program (ISMP). The second remediation approach is triggered if significant vulnerabilities are identified, or new threats emerge and these risks are remediated immediately. We regularly engage with consultants, auditors and other third parties to assist with assessments and remediation, including having a third-party independent qualified expert assessor review our cybersecurity program to help identify areas for continued focus, improvement and compliance. We actively engage with industry groups for peer benchmarking purposes and to stay current on best practices.
We employ a range of tools and services to test our controls and program effectiveness, including external evaluations, annual penetration tests, ongoing vulnerability scanning, regular network and endpoint monitoring, audits, threat modeling, tabletop exercises, and engaging experts to attempt to infiltrate our information systems. The ISMP documents our approach to risk governance and the totality of our defense and response capabilities as well as the in year and out year improvement roadmaps. Any risks that cannot be remediated are examined to ensure insurance and other risk transfer mechanisms can be leveraged to remediate those risks.
Our processes also address cybersecurity risks associated with our use of third-party service providers, including our clinical research organizations, suppliers and manufacturers or those who have access to data or our systems. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers that process controlled and/or classified data as part of our procurement process. Additionally, we generally require those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits, which we conduct as appropriate.

The Company maintains a Security Awareness and Training Program that includes training to reinforce the Company’s Cybersecurity policies, standards, and practices which engages personnel with training on how to identify potential cybersecurity risks, protect company resources and information, phishing and other tests. Those users who fail the tests are required to take remedial training. Training is mandatory for all employees and contingent workers who have access to our electronic systems. Finally, our Privacy Program requires all employees to take periodic awareness training on data privacy.
We have experienced continual attempts by cyber criminals to gain access to our systems for the purposes of monetary gain. To the best of our knowledge, in the last three years, we have not experienced any material cybersecurity incidents and no events have resulted in a threat actor being able to take control of any of our data or information technology assets.
To efficiently and effectively plan for and manage cybersecurity incidents and privacy events, we have developed Incident Response Policy, Procedures and Play Books that memorialize appropriate actions and procedures as well as template communications for various incident types and severity. Our Incident Response Policy, Procedures and Play Books coordinate the activities we take to prepare for, detect, respond to, and recover and improve following cybersecurity incidents, which include processes to identify, investigate, triage, assess severity for, escalate, contain, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate damage to our business and reputation.
Cybersecurity Governance and Management
Cybersecurity is an important part of our risk management processes and an area of focus for our board of directors and management. In general, our board of directors oversees risk management activities designed and implemented by our management, and considers specific risks, including, for example, risks associated with our strategic plan, business operations, and capital structure. Our board of directors executes its oversight responsibility for risk management both directly and through delegating oversight of certain of these risks to its committees, and our board of directors has authorized our audit committee to oversee risks from cybersecurity threats.
At least semi-annually, our board of directors receives an update from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, our board of directors generally receives materials discussing current and emerging material cybersecurity threat risks, and describing our ability to mitigate those risks, as well as recent developments, evolving standards, technological developments and information security considerations arising with respect to our peers and third parties, and discusses such matters with our Chief Information Officer. Our audit committee also will receive prompt and timely information regarding any cybersecurity incident that meets establishing reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.
Members of our board of directors are also encouraged to regularly engage in conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Material cybersecurity threat risks are also considered during separate board meeting discussions of important matters like enterprise risk management, operational budgeting, business continuity planning, mergers and acquisitions, brand management, and other relevant matters.
We also have a cybersecurity steering committee responsible for assisting with our overall day-to-day cybersecurity responsibilities and implementing our cybersecurity programs. The members of our cybersecurity steering committee include a cross-functional team and is chaired by our Chief Information Officer.
Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by a team of senior level management, including our President, Chief Executive Officer and Chairman of the Board, Senior Vice President of Finance and Chief Financial Officer, Executive Vice President, General Counsel and Secretary, and Chief Information Officer. Such individuals collectively have significant prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs, as well as several relevant degrees and certifications.

A qualified individual with over 35 years of cyber, IT security and risk management experience who holds both a Certified Information Security Professional (CISSP) and Certified Cloud Security Professional (CCSP) accreditations has been engaged to advise the CIO and build out our Cybersecurity Governance Model and the ISMP.
These management team members are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our Incident Response Policy, Procedures and Play Books. As discussed above, these management team members report to the audit committee of our board of directors about cybersecurity risks, among other cybersecurity related matters, on a semiannual basis.
Item 2.    PROPERTIES
Our headquarters are located at 430 East 29th Street, New York, New York 10016, where we occupy approximately 32,000 square feet of useable office and laboratory space. The term of the lease, as amended, expires in March 2029. We also lease approximately 4,000 square feet of office space in Towson, Maryland. The term of this lease expires in August 2026.
Item 3.    LEGAL PROCEEDINGS
In February 2024, the Company received notices from Alkem Laboratories Ltd., Aurobindo Pharma USA, Inc. and Aurobindo Pharma Ltd., Dr. Reddy's Laboratories Inc. (on behalf of Dr. Reddy's Laboratories Ltd.), MSN Laboratories Private Ltd., Sandoz Inc., Hetero USA, Inc. (the U.S. Regulatory Agent for Hetero Labs Limited Unit - V, a division of Hetero Labs Limited) and Zydus Pharmaceuticals (USA), Inc., each an ANDA Filer, that each company had filed an abbreviated new drug application, or ANDA, with the FDA seeking approval of generic version of CAPLYTA. The ANDAs each contained Paragraph IV Patent Certifications alleging that certain of our patents covering CAPLYTA are invalid and/or will not be infringed by each ANDA Filer’s manufacture, use or sale of the medicine for which the ANDA was submitted. The Company is currently reviewing the notices from ANDA Filers and intends to vigorously defend and enforce its intellectual property rights.
From time to time, we may become subject to other legal proceedings or claims arising in the ordinary course of our business. We currently believe that none of the claims or actions pending against us is likely to have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. Given the unpredictability inherent in litigation, however, we cannot predict the outcome of these matters.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol “ITCI.”
Stockholders
As of February 20, 2024, we had 96,807,191 outstanding shares of common stock and no outstanding shares of preferred stock. As of February 20, 2024, there were approximately 73 holders of record of our outstanding shares of common stock.
Unregistered Sales of Securities
Not applicable.
Issuer Purchases of Equity Securities
Not applicable.
Item 6.    [RESERVED]

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the notes to those statements appearing elsewhere in this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K generally discusses the fiscal years ended December 31, 2023 and 2022 items and year to year comparisons between the fiscal years ended December 31, 2023 and 2022. The discussion around results of operations for the fiscal year ended December 31, 2021 and a comparison of our results for the fiscal years ended December 31, 2022 and 2021 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the Risk Factors set forth in Item 1A of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a biopharmaceutical company focused on the discovery, clinical development and commercialization of innovative, small molecule drugs that address underserved medical needs primarily in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system, or CNS. In December 2019, CAPLYTA® (lumateperone) was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of schizophrenia in adults (42 mg/day) and we initiated the commercial launch of CAPLYTA in March 2020. In December 2021, CAPLYTA was approved by the FDA for the treatment of bipolar depression in adults (42 mg/day). We initiated the commercial launch of CAPLYTA for the treatment of bipolar depression in December 2021. Additionally, in April 2022, the FDA approved two additional dosage strengths of CAPLYTA, 10.5 mg and 21 mg capsules, to provide dosage recommendations for patients concomitantly taking strong or moderate CYP3A4 inhibitors, and 21 mg for patients with moderate or severe hepatic impairment (Child-Pugh class B or C). We initiated the commercial launch of these special population doses in August 2022. As used in this report, “CAPLYTA” refers to lumateperone approved by the FDA for the treatment of schizophrenia in adults and for the treatment of bipolar depression in adults, and “lumateperone” refers to, where applicable, CAPLYTA as well as lumateperone for the treatment of indications beyond schizophrenia and bipolar depression.
Lumateperone is in Phase 3 clinical development as a novel treatment for major depressive disorder, or MDD. Clinical conduct in Study 501, Study 502, and Study 505, global Phase 3 clinical trials evaluating lumateperone 42 mg as an adjunctive therapy to antidepressants for the treatment of MDD, is ongoing. Study 505 is intended to serve as a potential additional registration trial in support of a supplemental New Drug Application, or sNDA, for approval of lumateperone as an adjunctive therapy to antidepressants for the treatment of MDD, if needed. This is a common strategy employed in mood disorder development programs. We expect to announce topline results from Study 501 in April 2024 and Study 502 late in the second quarter of 2024 and, subject to the results of these studies, we expect to file an sNDA with the FDA for approval of lumateperone as an adjunctive therapy to antidepressants for the treatment of MDD in the second half of 2024.

In the first quarter of 2020, as part of our lumateperone bipolar depression clinical program, we initiated our third monotherapy Phase 3 study, Study 403, evaluating lumateperone as monotherapy in the treatment of major depressive episodes associated with bipolar I or bipolar II disorder. Following the positive results in our adjunctive study that was part of our bipolar depression clinical program, Study 402, we amended Study 403 to evaluate major depressive episodes with mixed features in bipolar disorder in patients with bipolar I or bipolar II disorder and mixed features in patients with MDD. In March 2023, we announced positive topline results from Study 403 as lumateperone 42 mg given once daily met the primary endpoint in the study by demonstrating a statistically significant and clinically meaningful reduction in the Montgomery-Asberg Depression Rating Scale (MADRS) total score compared to placebo at Week 6 in the combined patient population of MDD with mixed features and bipolar depression with mixed features (5.7 point reduction vs. placebo; p<0.0001; Cohen’s d effect size (ES) of 0.64). Robust results were also seen in the individual patient population of MDD with mixed features (5.9 point reduction vs. placebo; p<0.0001; ES= 0.67), and in the individual patient population of bipolar depression with mixed features (5.7 point reduction vs. placebo; p<0.0001; ES= 0.64). Additionally, lumateperone 42 mg met the key secondary endpoint in the study by demonstrating a statistically significant and clinically meaningful reduction in the clinician’s assessment of improvement in the overall severity on the Global Impression of Severity Scale (CGI-S) score compared to placebo at Week 6 in the combined patient population of MDD with mixed features and bipolar depression with mixed features (p<0.0001; ES= 0.59) and in the individual patient population of MDD with mixed features (p=0.0003; ES= 0.57), as well as the individual patient population of bipolar depression with mixed features (p<0.0001; ES=0.61).
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
Within the lumateperone portfolio, we have conducted or are in the process of conducting studies with pediatric patients in schizophrenia, bipolar disorder and irritability associated with autism spectrum disorder. In addition, we are developing a long-acting injectable, or LAI, formulation to provide more treatment options to patients suffering from mental illness. We have conducted a Phase 1 single ascending dose study with an LAI formulation. This study evaluated the pharmacokinetics, safety and tolerability of a lumateperone LAI in patients with stable symptoms of schizophrenia and was generally safe and well-tolerated. We are evaluating several additional formulations of a lumateperone LAI with treatment durations of one month and longer. We have completed all non-clinical studies to support the initiation of a Phase 1 study with four additional formulations of our LAI. We expect to commence clinical conduct in this study in the first half of 2024. Given the encouraging efficacy and favorable safety profile to date with oral lumateperone, we believe that an LAI option, in particular, may lend itself to being an important formulation choice for certain patients.
We are developing ITI-1284-ODT-SL for the treatment of generalized anxiety disorder, the treatment of agitation in patients with dementia, and the treatment of dementia-related psychosis. ITI-1284-ODT-SL is a deuterated form of lumateperone, a new molecular entity formulated as an oral disintegrating tablet for sublingual administration. ITI-1284-ODT-SL is formulated as an oral solid dosage form that dissolves almost instantly when placed under the tongue, allowing for ease of use in the elderly and may be particularly beneficial for patients who have difficulty swallowing conventional tablets. Phase 1 single and multiple ascending dose studies in healthy volunteers and healthy elderly volunteers (> than 65 years of age) evaluated the safety, tolerability and pharmacokinetics of ITI-1284-ODT-SL. In these studies, there were no reported serious adverse events in either age group. In the elderly cohort, reported adverse events were infrequent with the most common adverse event being transient dry mouth (mild). Based on these results, we have initiated Phase 2 programs evaluating ITI-1284-ODT-SL for the treatment of generalized anxiety disorder, psychosis in Alzheimer's disease and agitation in patients with Alzheimer’s disease. The FDA has informed us that they do not believe the deuterated and undeuterated forms of lumateperone are identical. As a result, the non-clinical data from lumateperone may not be broadly applied to ITI-1284-ODT-SL, and we conducted additional toxicology studies. These studies have been completed and we expect to commence clinical conduct in our Phase 2 studies in the first half of 2024. We are continuing with Phase 1 studies with ITI-1284-ODT-SL, including drug-drug interaction studies.

We have another major program that has yielded a portfolio of compounds that selectively inhibit the enzyme phosphodiesterase type 1, or PDE1. PDE1 enzymes are highly active in multiple disease states, and our PDE1 inhibitors are designed to reestablish normal function in these disease states. Abnormal PDE1 activity is associated with cellular proliferation and activation of inflammatory cells. Our PDE1 inhibitors ameliorate both of these effects in animal models. We intend to pursue the development of our phosphodiesterase, or PDE, program, for the treatment of aberrant immune system activation in several CNS and non-CNS conditions with a focus on diseases where excessive PDE1 activity has been demonstrated and increased inflammation is an important contributor to disease pathogenesis. Our potential disease targets include immune system regulation, neurodegenerative diseases, cancers and other non-CNS disorders. Lenrispodun (ITI-214) is our lead compound in this program. Following the favorable safety and tolerability results in our Phase 1 program, we initiated our development program for lenrispodun for Parkinson’s disease and conducted a Phase 1/2 clinical trial of lenrispodun in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints. In this study, lenrispodun was generally well-tolerated with a favorable safety profile and clinical signs consistent with improvements in motor symptoms and dyskinesias. Our Phase 2 clinical trial of lenrispodun evaluating improvements in motor symptoms, changes in cognition, and inflammatory biomarkers in patients with Parkinson’s disease is ongoing. We expect to complete patient enrollment in this study in late 2024 with topline results anticipated in the first half of 2025. We also have an active Investigational New Drug application to evaluate our newest candidate within the PDE 1 inhibitor program, ITI-1020, as a novel cancer immunotherapy. Our Phase 1 program with ITI-1020 in healthy volunteers is ongoing.
We have a development program with our ITI-333 compound as a potential treatment for substance use disorders, pain and psychiatric comorbidities including depression and anxiety. There is a pressing need to develop new drugs to treat opioid addiction and safe, effective, non-addictive treatments to manage pain. ITI-333 is a novel compound that uniquely combines activity as an antagonist at serotonin 5-HT2A receptors and a partial agonist at µ-opioid receptors. These combined actions support the potential utility of ITI-333 in the treatment of opioid use disorder and associated comorbidities (e.g., depression, anxiety, sleep disorders) without opioid-like safety and tolerability concerns. We have conducted a Phase 1 single ascending dose study evaluating the safety, tolerability and pharmacokinetics of ITI-333 in healthy volunteers. In this study, ITI-333 achieved plasma exposures at or above those required for efficacy and was generally safe and well-tolerated. We have commenced a neuroimaging study to investigate brain occupancy for receptors that play a role in substance use disorder and also have applicability for pain. The results of this study will support the dose selection for future studies. We also have an ongoing multiple ascending dose study with ITI-333 in healthy volunteers. We have received a grant from the National Institute on Drug Abuse under the Helping to End Addiction Long-term Initiative, or NIH HEAL Initiative, that we expect will fund a significant portion of the early stage clinical development costs associated with this program.
We also have the ITI-1500 program focused on the development of novel non-hallucinogenic psychedelics. Compounds in this series interact with serotonergic (5-HT2a) receptors in a unique way, potentially allowing the development of this new drug class in mood, anxiety and other neuropsychiatric disorders without the liabilities of known psychedelics including the hallucinogenic potential and risk for cardiac valvular pathologies. Our lead compound in this program, ITI-1549, is currently being evaluated in IND enabling studies.
Results of Operations
The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.
Revenues
Net revenues from product sales consist of sales of CAPLYTA, which was approved by the FDA for the treatment of schizophrenia in adults in December 2019 and for the treatment of bipolar depression in adults in December 2021. In addition, in April 2022, the FDA approved two additional dosage strengths of CAPLYTA for certain patients. We initiated the commercial launch of CAPLYTA in March 2020. During the years ended December 31, 2023 and 2022, net product sales increased from approximately $249.1 million for the year ended December 31, 2022 to approximately $462.2 million for the year ended December 31, 2023.

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
Product sold through December 31, 2023 consisted of active pharmaceutical ingredients (API) and drug product that was previously charged to research and development expenses prior to FDA approval of CAPLYTA. Because the Company’s policy does not allow for the capitalization of pre-approval product, the cost of drug product sold is lower than it would have been and has a positive impact on our cost of product sales for the years ended December 31, 2023 and 2022. We expect to continue to have this favorable impact on cost of product sales and related product gross margins until the cost of our sales of CAPLYTA include drug product that is manufactured entirely after the FDA approval. We expect that this will be the case for the near term and, as a result, our cost of product sales will be less than we anticipate it will be in future periods. In addition, as our net product sales increase in the future and, we exceed certain sales thresholds, the applicable royalty rate for payments we make under our License Agreement with Bristol Myers Squibb (BMS) will increase, which we anticipate will result in an increase to cost of product sales.

The following table sets forth our revenues, operating expenses, interest income, net and income tax expense for the years ended December 31, 2023 and 2022 (in thousands):

	For the Years Ended December 31,
	2023	2022
Revenues
Product sales, net	$462,175	$249,132
Grant revenue	2,195	1,182
Total revenues, net	464,370	250,314
Expenses
Cost of product sales	33,745	20,443
Selling, general and administrative	409,864	358,782
Research and development	180,142	134,715
Total operating expenses	623,751	513,940
Loss from operations	(159,381)	(263,626)
Interest income	20,343	7,376
Income tax expense	(636)	(6)
Net loss	$(139,674)	$(256,256)
Comparison of Years Ended December 31, 2023 and December 31, 2022
Product Sales, Net
Net product sales were approximately $462.2 million for the year ended December 31, 2023 and $249.1 million for the year ended December 31, 2022. Net product sales for the periods presented are comprised of sales of CAPLYTA for the treatment of schizophrenia and bipolar depression.
Cost of Product Sales
Cost of product sales was approximately $33.7 million and $20.4 million for the years ended December 31, 2023 and 2022, respectively. Cost of product sales consisted primarily of product royalty fees, overhead and direct costs. Drug product costs, including certain direct, indirect, and overhead costs, for product sales through December 31, 2023 were previously charged to research and development expense prior to FDA approval in December 2019 and are not a component of cost of product sales. This minimal cost drug product had a positive impact on our cost of product sales and related product gross margins for the years ended December 31, 2023 and 2022.
We expect our net product sales in future quarters will continue to be impacted by lower cost of product sales that excludes the cost of the drug product that was incurred prior to FDA approval until our sales of CAPLYTA include drug product that is entirely manufactured after the FDA approval. We expect that this will continue to be the case for the near-term and, as a result, our cost of product sales will be less than we anticipate it will be in future periods. We expect cost of product sales will increase in future quarters as minimum sales thresholds are met, resulting in royalty payment increases under the BMS License Agreement.
Selling, General and Administrative Expenses
Selling, general and administrative costs for the year ended December 31, 2023 were $409.9 million as compared to $358.8 million in the year ended December 31, 2022, which represents an increase of 14%.
Selling costs were $324.5 million for the year ended December 31, 2023 as compared to $277.8 million in the year ended December 31, 2022, or an increase of 17%. This increase is primarily due to increases of salaries, benefits and share-based compensation expenses of approximately $27.3 million, travel and entertainment expense of approximately $2.3 million, marketing and advertising of approximately $9.3 million, and other commercial costs of approximately $7.8 million. Compensation and related benefit costs for our sales and marketing functions for the years ended December 31, 2023 and 2022 constituted approximately 33% and 34%, respectively, of our selling costs.

General and administrative expenses for the year ended December 31, 2023 were $85.4 million as compared to $81.0 million for the year ended December 31, 2022, an increase of 5%. This increase is due to increases in salaries and benefits of approximately $2.8 million and IT related services of approximately $2.0 million, partially offset by a decrease in insurance costs of approximately $0.4 million. Compensation and related benefit costs for our general and administrative functions for the years ended December 31, 2023 and 2022 constituted approximately 25% and 23%, respectively, of our general and administrative costs.
Research and Development Expenses
The following tables set forth our research and development expenses for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
External costs	$133,672	$93,338
Internal costs	46,470	41,377
Total research and development expenses	$180,142	$134,715

	2023	2022
Lumateperone project costs	$111,881	$73,107
Non-lumateperone project costs	37,638	33,734
Overhead and other costs	30,623	27,874
Total research and development expenses	$180,142	$134,715
Research and development expenses were $180.1 million for the year ended December 31, 2023 as compared to $134.7 million for the year ended December 31, 2022, representing an increase of approximately 34%. This increase is due primarily to increases of approximately $38.8 million for lumateperone costs, approximately $3.9 million for non-lumateperone costs and approximately $2.7 million on overhead and other costs. External costs increased by approximately $40.3 million due primarily to outsourced clinical expenses, outsourced laboratory testing of our lumateperone and other program expenses, and outsourced development-based manufacturing activities. Internal costs increased by approximately $5.1 million for the year due primarily to labor related costs and share-based compensation.
As the development of lumateperone and non-lumateperone programs progresses, we anticipate research and development costs will increase moderately due primarily to non-clinical testing and conducting ongoing and planned clinical trials during the next several years. We are also required to complete non-clinical testing to obtain FDA approval and manufacture materials needed for clinical trial use, which includes non-clinical testing of the drug product, and manufacturing of drug product in anticipation of possible additional FDA approvals of lumateperone for indications beyond schizophrenia and bipolar depression.
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
Liquidity and Capital Resources
Since inception, we have incurred significant operating and cash losses from our operations. We have primarily funded our operations to date through proceeds from public and private offerings of our common stock and other securities, and to a far lesser extent, through proceeds from grants from government agencies and foundations. In addition, we began to generate net product revenue in the first quarter of 2020 in conjunction with the commercial launch of CAPLYTA.

As of December 31, 2023, our cash and cash equivalents, available-for-sale investment securities, and restricted cash totaled $499.7 million. We invest cash in excess of our immediate requirements in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Whenever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances and investments with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such balances because these financial institutions are custodians of our investments.
During the year ended December 31, 2023, we used $124.2 million of net cash in operating activities, a decrease from $270.2 million for the year ended December 31, 2022. The decrease in net cash used in operations was primarily due to increased cash receipts related to higher net product sales combined with decreases in cash spend for operational requirements.
Based on our current operating plans, we expect that our existing cash, cash equivalents, marketable securities, and product sales are sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Annual Report. During that time, we expect that our expenses will increase, primarily due to the continued commercialization of CAPLYTA for the treatment of schizophrenia and bipolar depression; the development of lumateperone in our late-stage clinical programs; the development of our other product candidates, including PDE, ITI-1284, ITI-333, and ITI-1500; and infrastructure expansion and general operations.
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
We cannot be sure that future funding will be available to us when we need it on terms that are acceptable to us, or at all. We sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs. The amount of funding we raise through sales of our common stock or other securities depends on many factors, including, but not limited to, the magnitude of sales of CAPLYTA, the status and progress of our product development programs, projected cash needs, availability of funding from other sources, our stock price and the condition of the capital markets. Due to the volatile nature of the financial markets, equity and debt financing may be difficult to obtain.
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

Our cash, cash equivalents, and investments are maintained in checking accounts, money market accounts, money market funds, U.S. government agency securities, certificates of deposit, commercial paper, corporate notes and corporate bonds at major financial institutions. Beginning in early 2022, interest rates began to rise increasing our interest income. These rates have stabilized in the second half of 2023. During the year ended December 31, 2023, there was a decrease in unrealized losses primarily due to maturities in lower yielding investments. Due to the short-term nature of these investments and our intention to hold these investments to maturity, we do not expect to recognize these losses. Even with the rise or further potential rise in interest rates, we do not expect interest income to be a significant source of funding. In addition, our investment portfolio historically has not been adversely impacted by problems in the credit markets, but there can be no assurance that our investment portfolio will not be adversely affected in the future.
Our cash requirements in the short and long term consist of operational, manufacturing, and capital expenditures, a portion of which contain contractual or other obligations. We plan to fund our cash requirements with our current financial resources together with our anticipated receipts from product sales. We manage future cash requirements relative to our long-term business plans. Our primary uses of cash and operating expenses relate to marketing and manufacturing our products, paying employees and consultants, administering clinical trials, and providing technology and facility infrastructure to support our operations.
We have three kinds of long-term contractual commitments - operating leases, licensing and royalty commitments, and purchase obligations. Our operating lease for 32,000 square feet of useable laboratory and office space, as amended, has a term of 14.3 years ending in May 2029. Refer to Note 7 - Leases to our consolidated financial statements for further details.
We entered into an exclusive license with BMS for which we are obligated to make tiered single-digit percentage royalty payments on sales of licensed products. The amount of future royalty payments are dependent on future net product sales of the licensed product. We may also be obligated to make other milestone payments to BMS for each licensed product of up to an aggregate of $14.75 million. Refer to Note 11- Commitments and Contingencies to our consolidated financial statements for further details.
In addition, we have entered into certain other long-term commitments for goods and services that are outstanding for periods greater than one year including clinical trial agreements. We recently amended certain manufacturing service agreements committing the Company to certain minimum annual purchases through 2029. We have also entered into short-term agreements with various vendors and suppliers of goods and services in the normal course of operations through purchase orders. Such short-term agreements are settled by cash payments upon delivery of goods and services. The nature of the work being conducted under these agreements is such that, in most cases, the services may be stopped on short notice without penalty. In such event, we would not be liable for the full amount of the agreement.
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
We believe that the following critical accounting policies affects management’s more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition
Product Sales, net
We sell CAPLYTA to a limited number of customers which include national and regional distributors. These customers subsequently resell our products to retail pharmacies, specialty pharmacy providers, and certain medical centers or hospitals. In addition to distribution agreements with customers, we enter into arrangements with health care providers and payers that obligate us to have government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of our products. We also offer voluntary patient assistance programs which are intended to provide financial assistance to qualified commercially-insured patients. We recognize revenue on product sales when the customer obtains control of our product, which occurs upon delivery. Product revenues are recorded net of applicable reserves for the sales obligations that are considered variable consideration, including rebates, discounts and allowances, among others.

Payer Rebates— We contract with certain private payer organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of its product. The allowance for rebates is based on contractual percentages, estimated payer mix, and expected utilization. Our liability for these rebates consists of estimates of unpaid claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.
Research and Development Expenses
Research and development costs primarily consist of external costs for contract services, such as pre-clinical testing, manufacturing and related testing, clinical trial activities; and internal recurring costs for labor and benefits, facilities and other. We recognize our research and development expenses as the services are incurred.
We have entered into various research and development contracts with clinical research organizations and other companies both inside and outside of the U.S. These agreements are generally cancellable. At the end of each financial reporting period, we record expenses incurred to date related to these agreements and recognize accruals or prepaid expenses, as appropriate. These accruals or prepaid expenses occur when billing terms under these contracts do not coincide with the timing of when the work is performed. Estimates are based on a number of factors, including our knowledge of the progress towards completion of the research and development activities, communication from the clinical research organizations or other companies of any actual costs incurred during the period that have not yet been invoiced, the costs included in the contracts, and invoicing to date under the contracts. Significant judgments and estimates are made in determining the accrued or prepaid balances at the end of any reporting period. Actual results could differ from our estimates. Our historical estimates have not been materially different from the actual costs.
Recently Issued Accounting Pronouncements
We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. Based on our assessment, recently issued accounting pronouncements were determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements or related disclosures.
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity. As of December 31, 2023, we had cash, cash equivalents, marketable securities and restricted cash of approximately $499.7 million, consisting of cash deposited in highly rated financial institutions in the United States and in short-term U.S. Treasury bonds, money market funds, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates as we intend and have the ability to hold our investments to maturity. Beginning in early 2022, interest rates began to rise increasing our interest income. These rates have stabilized in the second half of 2023. During 2023, there was an unrealized gain primarily due to maturities of lower yielding investments that resulted in a net unrealized gain position of $0.1 million as of December 31, 2023. Declines in interest rates in future periods would reduce future investment income.

Inflation Risk. Inflation generally may affect us by increasing our cost of labor, clinical trial costs and other outsourced activities. To date, inflation has not had a material impact on our business. Should global inflation increase in the future, we expect increases in clinical trial, selling, labor, and other operating costs. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases of our product. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.
Capital Market Risk. Although we receive product revenues from commercial sales of CAPLYTA, we may in the future, depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price among other things.
Foreign Currency Risk. Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, our foreign currency exposure has been limited so we have not hedged for this exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our results of operations or our cash flows. For the years ended December 31, 2023, 2022 and 2021, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, our results of operations or our cash flows. A hypothetical 10% change in foreign currency rates would not have a material impact on our financial position or results of operations. However, there can be no assurance that changes in foreign currency exchange rates will not have a material adverse impact on us in the future.
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
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment, management believes that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting. This report appears further below in this Item 9A.
Changes in Internal Controls
There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Intra-Cellular Therapies, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Intra-Cellular Therapies, Inc. and its subsidiary's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Intra-Cellular Therapies, Inc. and subsidiary (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023 and the related notes and our report dated February 22, 2024 expressed an unqualified opinion thereon.
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
Baltimore, Maryland
February 22, 2024

Item 9B.    OTHER INFORMATION
Not applicable.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Delinquent Section 16(a) Reports,” and “Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.
Item 11.    EXECUTIVE COMPENSATION
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation,” “Compensation Discussion and Analysis,” “Management and Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Risks Related to Compensation Practices and Policies” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders. The section titled “Pay Versus Performance” in the Company’s 2024 Proxy Statement is not incorporated by reference herein.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.
Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

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
				8-K (Exhibit 3.4)	9/5/2013	000-54896

3.4		Restated Bylaws of the Registrant.		8-K (Exhibit 3.5)	9/5/2013	000-54896

4.1		Form of common stock certificate.		8-K (Exhibit 4.1)	9/5/2013	000-54896

4.2		Description of securities.	X

10.1	.1	License Agreement dated as of May 31, 2005 by and between Bristol-Meyers Squibb Company and Intra-Cellular Therapies, Inc.**		8-K (Exhibit 10.1)	8/9/2022	001-36274

	.2	Amendment No. 1 to License Agreement dated as of November 3, 2010 by and between Bristol-Meyers Squibb Company and Intra-Cellular Therapies, Inc.		8-K (Exhibit 10.1.2)	9/5/2013	000-54896

10.2		Supply Agreement dated as of January 5, 2023 by and between Siegfried AG and the Registrant.**		10-K (Exhibit 10.2)	3/1/2023	001-36274

10.3	.1	Master Services Agreement, effective as of January 10, 2017, by and between ITI Limited and Lonza Ltd.**		10-Q (Exhibit 10.1)	11/9/2020	001-36274

	.2	Amendment No. 1 to Master Services Agreement dated as of December 19, 2022 by and between ITI Limited and Lonza Ltd.		10-K (Exhibit 10.3.2)	3/1/2023	001-36274

10.4		Employment Agreement effective as of February 26, 2008 by and between Sharon Mates, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.3)	9/5/2013	000-54896

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.5	.1	Employment Agreement effective as of August 3, 2015 by and between Michael I. Halstead and Intra-Cellular Therapies, Inc.*		10-Q (Exhibit 10.1)	11/5/2015	001-36274

	.2	Amendment No. 1 to Employment Agreement dated as of November 9, 2016 by and between Michael I. Halstead and Intra-Cellular Therapies, Inc.*		10-Q (Exhibit 10.1)	11/9/2016	001-36274

10.6		Employment Agreement effective as of February 26, 2008 by and between Lawrence J. Hineline and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.4)	9/5/2013	001-36274

10.7		Employment Agreement effective as of October 15, 2018 by and between Mark Neumann and Intra-Cellular Therapies, Inc.		10-K (Exhibit 10.9)	2/27/2019	001-36274

10.8		Employment Agreement effective as of September 12, 2018 by and between Suresh Durgam, M.D. and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.8)	3/1/2022	001-36274

10.9		Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of September 1, 2003 by and between Sharon Mates, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.8)	9/5/2013	000-54896

10.10		Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of July 29, 2014 by and between Michael Halstead and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.11)	3/12/2015	001-36274

10.11		Employee Proprietary Information, Inventions, and Non-Competition Agreement effective as of December 1, 2003 by and between Lawrence J. Hineline and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.9)	9/5/2013	000-54896

10.12		Employee Proprietary Information, Inventions, Inventions, and Non-Competition Agreement effective as of December 10, 2018 by and between Mark Neumann and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.16)	2/27/2019	001-36274

10.13		Employee Proprietary Information, Inventions, Inventions, and Non-Competition Agreement effective as of September 12, 2018 by and between Suresh Durgam, M.D. and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.13)	3/1/2022	001-36274

10.14		Form of Indemnification Agreement by and between the Company and its directors and executive officers.*		8-K (Exhibit 10.13)	9/5/2013	000-54896

10.15		2003 Equity Incentive Plan, as amended.*		8-K (Exhibit 10.14)	9/5/2013	000-54896

10.16		Form of Stock Option Agreement under the 2003 Equity Incentive Plan, as amended.*		8-K (Exhibit 10.15)	9/5/2013	000-54896

10.17		Amended and Restated 2013 Equity Incentive Plan.*		8-K (Exhibit 10.1)	6/18/2015	001-36274

10.18		Form of Stock Option Agreement under the 2013 Equity Incentive Plan.*		10-K (Exhibit 10.19)	3/25/2014	001-36274

10.19		Amended and Restated 2018 Equity Incentive Plan.*		8-K (Exhibit 10.1)	5/28/2020	001-36274

10.20		Form of Stock Option Agreement under the 2018 Equity Incentive Plan.*		8-K (Exhibit 10.2)	6/21/2018	001-36274

10.21		Form of Director Stock Option Agreement under the 2018 Equity Incentive Plan.*		8-K (Exhibit 10.3)	6/21/2018	001-36274

10.22		Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan.*		8-K (Exhibit 10.4)	6/21/2018	001-36274

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.23		Form of Director Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan.*		8-K (Exhibit 10.5)	6/21/2018	001-36274

10.24		Form of Stock Option Agreement under the Amended and Restated 2018 Equity Incentive Plan.*		10-Q (Exhibit 10.2)	8/10/2020	001-36274

10.25		Form of Director Stock Option Agreement under the Amended and Restated 2018 Equity Incentive Plan.*		10-Q (Exhibit 10.3)	8/10/2020	001-36274

10.26		Form of Restricted Stock Unit Agreement under the Amended and Restated 2018 Equity Incentive Plan.*		10-Q (Exhibit 10.4)	8/10/2020	001-36274

10.27		Form of Director Restricted Stock Unit Agreement under the Amended and Restated 2018 Equity Incentive Plan.*		10-Q (Exhibit 10.5)	8/10/2020	001-36274

10.28		Non-Employee Director Compensation Policy, as amended.*		10-Q (Exhibit 10.2)	5/4/2023	001-36274

10.29		Redemption Agreement dated as of August 29, 2013 by and between the Registrant and NLBDIT 2010 Services, LLC.		8-K (Exhibit 10.17)	9/5/2013	000-54896

10.30		Indemnity Agreement dated as of August 29, 2013 by and among the Registrant, Intra-Cellular Therapies, Inc. and Samir N. Masri.		8-K (Exhibit 10.18)	9/5/2013	000-54896

10.31		Registration Rights Agreement dated as of August 29, 2013 by and among Intra-Cellular Therapies, Inc., the stockholders named therein and the Registrant.		8-K (Exhibit 10.19)	9/5/2013	000-54896

10.32		Intra-Cellular Therapies, Inc. 2019 Inducement Award Plan.*		10-K (Exhibit 10.32)	3/2/2020	001-36274

10.33		Form of Restricted Stock Unit Agreement under the 2019 Inducement Award Plan.*		10-K (Exhibit 10.33)	3/2/2020	001-36274

10.34		Form of Stock Option Agreement under the 2019 Inducement Award Plan.*		10-K (Exhibit 10.34)	3/2/2020	001-36274

10.35		Intra-Cellular Therapies, Inc. Clawback Policy. *	X

21.1		Subsidiaries.		10-K (Exhibit 21.1)	3/1/2023	001-36274

23.1		Consent of Ernst & Young LLP.	X

31.1		Certification of the Chief Executive Officer.	X

31.2		Certification of the Chief Financial Officer.	X

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

	.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

	.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

	.DEF	Inline XBRL Taxonomy Extension Definition.	X

	.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

	.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).	X
*Management contract or compensatory plan or arrangement.
**Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) are the type of information that the Company treats as private or confidential.
Item 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: February 22, 2024	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date

By:	/s/ Sharon Mates, Ph.D.	Chairman, President and Chief Executive Officer (principal executive officer)	February 22, 2024
Sharon Mates, Ph.D.

By:	/s/ Lawrence J. Hineline	Senior Vice President of Finance and Chief Financial Officer (principal financial officer and principal accounting officer)	February 22, 2024
Lawrence J. Hineline

By:	/s/ Joel S. Marcus	Director	February 22, 2024
Joel S. Marcus

By:	/s/ Rory B. Riggs	Director	February 22, 2024
Rory B. Riggs

By:	/s/ Eduardo Rene Salas	Director	February 22, 2024
Eduardo Rene Salas

By:	/s/ Robert L. Van Nostrand	Director	February 22, 2024
Robert L. Van Nostrand

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Intra-Cellular Therapies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Intra-Cellular Therapies, Inc. and subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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
Our principal consideration in evaluating this as a critical audit matter focused on certain phase 3 studies with active subject enrollment due to the significant contractual obligations and the high degree of subjectivity and estimation required of management to determine the costs incurred at period end.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s estimation of the clinical trial expenses, including the process of estimating the expenses incurred to date based on the progress of these phase 3 clinical trials. For example, we observed management’s key review control which included quarterly interviews with clinical research organizations (CROs) and related documentation to support management’s estimate of costs incurred at period end. We also tested controls over management’s review of the clinical trial expense calculation including controls over the completeness and accuracy of data inputs.
To test the clinical trial expense for the applicable studies, we performed procedures that included, among others: 1) read each agreement and change order with the principal vendors supporting the applicable phase 3 clinical study, 2) evaluated the significant assumptions related to enrollment, patient costs and other components of the study budget used to develop the clinical trial expense estimates and calculated the amounts that were accrued or prepaid at the balance sheet date, 3) tested the completeness and accuracy of invoicing activity associated with the Company’s contractual obligations, 4) confirmed with the CRO the work orders, change orders, enrollment data and invoicing activity included in management’s calculation, 5) assessed the historical accuracy of estimates previously made by management.

Reserves for variable consideration associated with Medicaid and Managed Care payer rebates

Description of the Matter
As described in Note 2 to the consolidated financial statements, product sales are calculated based on the wholesale acquisition cost that the Company charges to distributors for CAPLYTA less variable consideration for which reserves are established to arrive at net product sales. Variable consideration includes estimates to record Medicaid and Managed Care payer rebates that are recorded within Accrued customer programs. These estimates involve the use of significant assumptions and judgements to arrive at the best estimate subject to the constraint associated with revenue recognition under ASC 606.
The principal considerations in our determination that this was a critical audit matter is how the significant assumptions and judgments create measurement uncertainty in developing the reserves for variable consideration to arrive at net product sales. These subjective assumptions and estimates include the estimated units of inventory in the distribution channel at period end, the assumption of the final payer class and the rebate percentage associated with this payer class. These estimates and assumptions were developed using internal and external sources to estimate product in the distribution channel, payer mix, prescription volumes and historical experience. In addition, for the Medicaid payer class, the rebates must also consider applicable government pricing requirements which required the involvement of a specialist due to the complex nature of calculations, and the inherent lag between initial estimate and the final settlement of amounts owed to the respective Medicaid programs.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's estimation of reserves for variable consideration under ASC 606 for Medicaid and Managed Care payer rebates. For example, we tested controls over management's calculations for Medicaid and Managed Care payer rebates which included a review of key inputs and assumptions such as the estimated units in the inventory channel at period end that have not reached a patient, prescription volume activity for CAPLYTA, the percentage distribution of the payer mix for those sales where the payer has not been identified and the rate applied to Medicaid and Managed Care payers. We tested management's controls related to the completeness and accuracy of key inputs, identification of and review of applicable agreements and the calculations supporting the estimates. To test the reserves for variable consideration associated with Medicaid and Managed Care payer rebates, our audit procedures included, among others, examining the support for key inputs and assumptions and testing the calculations prepared by management. As part of our procedures, we considered changes in contractual terms, prescription trends, and review of actual payments under these arrangements.

Furthermore, to test the variable consideration associated with Medicaid rebates, we involved our specialist to assist in the evaluation of government pricing inputs for Medicaid rebates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Baltimore, Maryland
February 22, 2024

Intra-Cellular Therapies, Inc. and Subsidiary
Consolidated Balance Sheets (in thousands except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$147,767	$148,615
Investment securities, available-for-sale	350,174	443,290
Restricted cash	1,750	1,750
Accounts receivable, net	114,018	75,189
Inventory	11,647	23,920
Prepaid expenses and other current assets	42,443	45,193
Total current assets	667,799	737,957
Property and equipment, net	1,654	1,913
Right of use assets, net	12,928	14,824
Inventory, non-current	38,621	—
Other assets	7,293	86
Total assets	$728,295	$754,780
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,452	$10,395
Accrued and other current liabilities	27,944	19,657
Accrued customer programs	53,173	25,621
Accrued employee benefits	27,364	22,996
Operating lease liabilities	3,612	4,567
Total current liabilities	123,545	83,236
Operating lease liabilities, non-current	13,326	15,474
Total liabilities	136,871	98,710
Stockholders’ equity:
Common stock, $0.0001 par value: 175,000,000 shares authorized at December 31, 2023 and December 31, 2022, respectively; 96,379,811 and 94,829,794 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	10	9
Additional paid-in capital	2,208,470	2,137,737
Accumulated deficit	(1,617,160)	(1,477,486)
Accumulated comprehensive income (loss)	104	(4,190)
Total stockholders’ equity	591,424	656,070
Total liabilities and stockholders’ equity	$728,295	$754,780
See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Consolidated Statements of Operations (in thousands except share and per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenues
Product sales, net	$462,175	$249,132	$81,708
Grant revenue	2,195	1,182	2,095
Total revenues, net	464,370	250,314	83,803
Operating expenses:
Cost of product sales	33,745	20,443	8,035
Selling, general and administrative	409,864	358,782	272,611
Research and development	180,142	134,715	88,845
Total operating expenses	623,751	513,940	369,491
Loss from operations	(159,381)	(263,626)	(285,688)
Interest income	20,343	7,376	1,568
Loss before provision for income taxes	(139,038)	(256,250)	(284,120)
Income tax expense	(636)	(6)	(6)
Net loss	$(139,674)	$(256,256)	$(284,126)
Net loss per common share:
Basic & Diluted	$(1.46)	$(2.72)	$(3.50)
Weighted average number of common shares:
Basic & Diluted	95,881,729	94,046,670	81,253,394
See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Consolidated Statements of Comprehensive Loss (in thousands)

	Years Ended December 31,
	2023	2022	2021
Net loss	$(139,674)	$(256,256)	$(284,126)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	4,294	(3,826)	(845)
Comprehensive loss	$(135,380)	$(260,082)	$(284,971)
See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity (in thousands except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	80,463,089	$8	$1,593,475	$(937,104)	$481	$656,860
Exercise of stock options and issuances of restricted stock	1,419,331	—	11,519	—	—	11,519
Stock issued for services	4,545	—	179	—	—	179
Share-based compensation	—	—	34,303	—	—	34,303
Net loss	—	—	—	(284,126)	—	(284,126)
Other comprehensive loss	—	—	—	—	(845)	(845)
Balance at December 31, 2021	81,886,965	$8	$1,639,476	$(1,221,230)	$(364)	$417,890
Common shares issued January 7, 2022	10,952,381	1	433,717	—	—	433,718
Exercise of stock options and issuances of restricted stock	1,988,775	—	21,441	—	—	21,441
Stock issued for services	1,673	—	90	—	—	90
Share-based compensation	—	—	43,013	—	—	43,013
Net loss	—	—	—	(256,256)	—	(256,256)
Other comprehensive loss	—	—	—	—	(3,826)	(3,826)
Balance at December 31, 2022	94,829,794	$9	$2,137,737	$(1,477,486)	$(4,190)	$656,070
Exercise of stock options and issuances of restricted stock	1,548,468	1	17,809	—	—	17,810
Stock issued for services	1,549	—	92	—	—	92
Share-based compensation	—	—	52,832	—	—	52,832
Net loss	—	—	—	(139,674)	—	(139,674)
Other comprehensive income	—	—	—	—	4,294	4,294
Balance at December 31, 2023	96,379,811	$10	$2,208,470	$(1,617,160)	$104	$591,424
See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows used in operating activities
Net loss	$(139,674)	$(256,256)	$(284,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	528	656	533
Share-based compensation	52,832	43,013	34,303
Stock issued for services	92	90	179
Amortization of premiums and accretion of discounts on investment securities, net	(8,400)	447	(4,080)
Changes in operating assets and liabilities:
Accounts receivable, net	(38,829)	(55,033)	(9,391)
Inventory	(26,348)	(15,972)	(892)
Prepaid expenses and other assets	(4,457)	(19,749)	(11,208)
Accounts payable	1,057	1,704	3,189
Accrued and other current liabilities	8,287	8,584	3,177
Accrued customer programs	27,552	19,657	2,958
Accrued employee benefits	4,368	2,099	5,989
Lease liabilities, net	(1,207)	574	(175)
Net cash used in operating activities	(124,199)	(270,186)	(259,544)
Cash flows provided by (used in) investing activities
Purchases of investments	(415,269)	(759,209)	(224,575)
Maturities of investments	521,079	631,614	505,244
Purchases of property and equipment	(269)	(778)	(325)
Net cash provided by (used in) investing activities	105,541	(128,373)	280,344
Cash flows provided by financing activities
Proceeds of public offerings, net	—	433,718	—
Proceeds from exercise of stock options	17,810	21,441	11,519
Net cash provided by financing activities	17,810	455,159	11,519
Net (decrease) increase in cash, cash equivalents, and restricted cash	(848)	56,600	32,319
Cash, cash equivalents, and restricted cash at beginning of period	150,365	93,765	61,446
Cash, cash equivalents, and restricted cash at end of period	$149,517	$150,365	$93,765
Cash paid for taxes	$162	$6	$6
Non-cash investing and financing activities
Right of use assets under operating leases	$—	$419	$108

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

Cash and cash equivalents	$147,767	$148,615	$92,365
Restricted cash	1,750	1,750	1,400
Total cash, cash equivalents and restricted cash	$149,517	$150,365	$93,765
See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2023
1. Organization
Intra-Cellular Therapies, Inc. (the “Company”), through its wholly-owned operating subsidiary, ITI, Inc. (“ITI”), is a biopharmaceutical company focused on the discovery, clinical development and commercialization of innovative, small molecule drugs that address underserved medical needs primarily in neuropsychiatric and neurological disorders by targeting intracellular signaling mechanisms within the central nervous system (“CNS”). In December 2019, CAPLYTA® (lumateperone) was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of schizophrenia in adults (42 mg/day) and the Company initiated the commercial launch of CAPLYTA in March 2020. In December 2021, CAPLYTA was approved by the FDA for the treatment of bipolar depression in adults (42 mg/day) and the Company initiated the commercial launch of CAPLYTA for the treatment of bipolar depression. Additionally, in April 2022, the FDA approved two additional dosage strengths of CAPLYTA, 10.5 mg and 21 mg capsules, to provide dosage recommendations for patients concomitantly taking strong or moderate CYP3A4 inhibitors, and 21 mg for patients with moderate or severe hepatic impairment (Child-Pugh class B or C). The commercial launch of these special population doses occurred in August 2022. As used in these Notes to Consolidated Financial Statements, “CAPLYTA” refers to lumateperone approved by the FDA for the treatment of schizophrenia in adults and for the treatment of bipolar depression in adults, and “lumateperone” refers to, where applicable, CAPLYTA as well as lumateperone for the treatment of indications beyond schizophrenia and bipolar depression. Lumateperone is in Phase 3 clinical development as a novel treatment for major depressive disorder.
In order to further its commercial activities and research projects and support its collaborations, the Company may require additional financing until such time, if ever, that revenue streams are sufficient to generate consistent positive cash flow from operations. The Company currently projects that its cash, cash equivalents and investments will be sufficient to fund operating expenses and working capital needs for at least one year from the date that these financial statements are filed with the Securities and Exchange Commission (the “SEC”). Possible sources of funds include public or private sales of the Company’s equity securities, sales of debt or convertible debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of the Company’s products, product candidates and technology and, to a much lesser extent, grant funding.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements of Intra-Cellular Therapies, Inc. and its wholly-owned subsidiary have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States GAAP set forth in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). All intercompany accounts and transactions have been eliminated in consolidation. The Company currently operates in one operating segment. Operating segments are defined as components of an enterprise about which separate discrete information is available for the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance. The Company views its operations and manages its business in one segment, which is discovering, developing, and commercializing drugs primarily for the treatment of neurological and psychiatric disorders.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although actual results could differ from those estimates, management does not believe that such differences would be material.

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of checking accounts, money market accounts, money market funds, and certificates of deposit with a maturity date of three months or less. The carrying values of cash and cash equivalents approximate the fair market value. Certificates of deposit, commercial paper, corporate notes and corporate bonds with an original maturity date of more than three months are classified separately on the consolidated balance sheets.
Investment Securities
Investment securities may consist of investments in U.S. Treasuries, various U.S. governmental agency debt securities, corporate bonds, certificates of deposit, and other fixed income securities with an average maturity of approximately twelve months or less. Management classifies the Company’s investments as available-for-sale. Such securities are carried at estimated fair value, with any unrealized holding gains or losses reported, net of any tax effects reported, as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, are included in the consolidated statement of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value, which is charged to earnings in that period, and a new cost basis for the security is established. Dividend and interest income are recognized as interest income on the consolidated statements of operations when earned. The cost of securities sold is calculated using the specific identification method.
The Company monitors its investment portfolio for overall risk, specifically credit loss, quarterly or more frequently if circumstances warrant. The Company has estimated the expected credit loss over the lifetime of the asset and has determined an allowance for credit losses is not material with respect to the investment portfolio.
Fair Value Measurements
The Company applies the fair value method under ASC Topic 820, Fair Value Measurement. ASC Topic 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and requires expanded disclosures about fair value measurements. The ASC Topic 820 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following categories based on the lowest level input used that is significant to a particular fair value measurement:
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
Financial Instruments
The Company considers the recorded costs of its financial assets and liabilities, which consist of cash equivalents, restricted cash, accounts receivable, prepaid expenses, right of use asset, net, other assets, accounts payable, accrued liabilities, accrued customer programs, accrued employee benefits, and operating lease liabilities to approximate their fair value because of their relatively short maturities at December 31, 2023 and 2022. Management believes that the risks associated with the Company’s financial instruments are minimal as the counterparties are various corporations, financial institutions and government agencies of high credit standing.

Restricted Cash
Restricted cash is collateral used under the letter of credit arrangement for the Company’s vehicle lease agreement (see Note 7). The Company adopted ASU No. 2016-18, Restricted Cash (“ASU 2016-18”) and includes restricted cash balances within the cash, cash equivalents and restricted cash balance on the statement of cash flows.
Accounts Receivable, net
The Company’s accounts receivable arise from product sales and are recorded net of allowances for returns, distribution fees, chargebacks, and prompt pay discounts.
The Company monitors the financial performance and creditworthiness of its customers so that it can respond to changes in the customers’ credit profiles. The Company reserves against accounts receivable for estimated losses that may arise from a customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated collectability losses was not significant as of December 31, 2023 and 2022.
The Company estimates expected credit losses of its accounts receivable by assessing the risk of loss based on available relevant information. Historically, we have not experienced credit losses on our accounts receivable. As of December 31, 2023 and 2022, our credit loss reserve on receivables was not significant.
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable, net from customers and cash, cash equivalents and investments held at financial institutions. For the years ended December 31, 2023 and 2022, 97% of product sales were generated from three major industry wholesalers.
Three individual customers accounted for approximately 36%, 32%, and 29% and 39%, 30%, and 28% of product sales for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company believes that these customers are of high credit quality.
Cash equivalents are held with major financial institutions in the United States. Certificates of deposit, cash and cash equivalents held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.
Inventory
The Company values its inventories at the lower of cost or estimated net realizable value. The Company determines the cost of its inventories, which includes amounts related to direct materials, production costs, and manufacturing overhead, on a first-in,first-out (“FIFO”) basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated net realizable value in the period in which the impairment is first identified. Such impairment charges, if they occur, are recorded within cost of product sales.
The Company capitalizes inventory costs associated with the Company’s products when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized typically after regulatory approval. Inventory acquired and manufactured prior to regulatory approval of a product candidate is expensed as research and development expense as incurred. Inventory that can be used in either the production of clinical or commercial product is expensed as research and development expense when selected for use in a clinical manufacturing campaign. Inventory that is used in the production of sample product is reclassified to prepaid and other current assets and is then expensed to selling, general and administrative expenses when the sample product is distributed.
The Company analyzes its inventory based on the stage of production and classifies work in process and finished goods as current assets. Raw materials includes the active pharmaceutical ingredients ("API") and any related intermediate compounds. The raw material supply exceeds 12 months of current operating requirements and is recorded as inventory, non-current on the consolidated balance sheet.
Shipping and handling costs for product shipments to customers are recorded as part of cost of product sales along with costs associated with manufacturing the product, and any inventory write-downs.

Based on contractual terms, the Company has made advances on API production campaigns. Deposits related to production campaigns when delivery is expected within the next 12-month period from the balance sheet date are included in prepaid and other current assets on the consolidated balance sheets and if delivery is expected beyond the next 12-month period from the balance sheet date are included in other assets on the consolidated balance sheets.
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
When indicators of possible impairment are identified, the Company evaluates the recoverability of the carrying value of its long-lived assets based on the criteria established in ASC Topic 360, Property, Plant and Equipment. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. The Company evaluates the carrying value of those assets in relation to the operating performance of the business and undiscounted cash flows expected to result from the use of those assets. Impairment losses are recognized when carrying value exceeds the undiscounted cash flows, in the amount by which the carrying value exceeds the fair value of the underlying asset. No such impairment losses have been recognized to date.
Leases
In accordance with ASC Topic 842, Leases, the Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the consolidated balance sheets. The Company also elected the lessee component election, allowing the Company to account for the lease and non-lease components as a single lease component.
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
Revenue Recognition
In accordance with ASC Topic 606, Revenue from contracts with customers, the Company recognizes revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration that the Company expects to receive in exchange for the good or service.
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

Product Sales, net
To date, the Company’s only source of product sales has been from sales of CAPLYTA in the United States, which the Company began shipping to customers in March 2020. The Company sells CAPLYTA to a limited number of customers which include national and regional distributors. These customers subsequently resell the Company’s products to retail pharmacies, specialty pharmacy providers, and certain medical centers or hospitals. In addition to distribution agreements with customers, the Company enters into arrangements with health care providers and payers that obligate the Company to have government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products. The Company also voluntarily offers patient assistance programs which are intended to provide financial assistance to qualified commercially-insured patients. The Company recognizes revenue on product sales when the customer obtains control of the Company’s product, which occurs upon delivery. Product revenues are recorded net of applicable reserves for the sales obligations that are considered variable consideration, including rebates, discounts and allowances, among others.
Reserves for Variable Consideration
The Company recognizes revenue from product sales at the net sales price (the "transaction price") which includes the wholesale acquisition cost that the Company charges to its customers less variable consideration for which reserves are established. Components of variable consideration may include trade discounts and allowances, product returns, chargebacks, government and payer rebates, and patient assistance. The amount of variable consideration may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product sales and earnings in the period of the adjustment.
The provision for rebates, discounts, and other incentives is based on expected patient usage, as well as inventory levels in the distribution channel to determine the contractual obligations to the benefit providers. Additionally, sales are generally made with a limited right of return under certain conditions. Revenue is recorded net of provisions for rebates, discounts, and other incentives and returns, which are established at the time of sale. The Company uses payer mix utilization data, changes to product price, government pricing calculations and prior payment history in order to estimate the variable consideration.
Trade Discounts and Allowances— The Company generally provides customers with discounts which include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its customers for sales order management, data, and distribution services. The Company has determined such services received to date are not distinct from the Company’s sale of products to the customer and, therefore, these payments have been recorded as a reduction to revenue and accounts receivable, net on the consolidated balance sheets.
Product Returns— The Company offers customers a limited right of return for product that has been purchased based on the product’s expiration date, such right lapses upon patient's receipt of product. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as accounts receivable, net on the consolidated balance sheets. The Company currently estimates product return liabilities primarily using its own sales returns experience and, when appropriate, benchmarking data for similar products and industry experience.
Chargebacks— Chargebacks represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to customers who purchase the product directly from the Company. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable, net. Chargeback amounts are determined at the time of resale to the qualified healthcare provider by customers. Reserves for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel inventories at the end of each reporting period, and chargebacks that customers have claimed, but for which the Company has not yet issued a credit.

Government and Payer Rebates— The Company is liable for rebates that apply to Medicaid, managed care and private payer organizations, primarily insurance companies and pharmacy benefit managers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements with, or statutory requirements pertaining to, Medicaid and Medicare benefit providers. The allowance for rebates is based on statutory discount rates or contractual percentages, estimated payer mix, and expected utilization. The Company's estimates for expected utilization of rebates are based on historical data since product launch. The Company's liability for these rebates consists of invoices received for claims from prior periods that have not been paid or for which an invoice has not yet been received, estimates of claims for the current period, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. The Company estimates these rebates and records such estimates in the same period the related revenue is recognized and, records a reserve in accrued customer programs on the consolidated balance sheets.
Patient Assistance— The Company offers programs such as the co-pay assistance and voucher programs, which are intended to provide financial assistance to eligible patients with prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance and voucher programs is based on monthly claims activity as well as estimated claims related to product in the distribution channel and the estimated cost per claim based on historical activity. The Company records a reserve in accrued customer programs on the consolidated balance sheets.
Cost of Product Sales
Our cost of product sales relates to sales of CAPLYTA. Cost of product sales primarily includes product royalty fees, and direct costs (inclusive of material and manufacturing costs), and overhead.
For the product royalty fees, the Company entered into an exclusive License Agreement with Bristol-Myers Squibb Company (“BMS”), for which the Company is obliged to make tiered single digit percentage royalty payments ranging between 5-9% on sales of licensed products. The related royalties are recorded within cost of product sales on the consolidated statements of operations.
Prior to the FDA approval of CAPLYTA, the Company expensed all costs associated with the manufacturing of lumateperone as part of research and development expenses. The cost of product sales in the years ended December 31, 2023, 2022 and 2021 are lower than incurred because of previously expensed inventory.
Research and Development Expenses
Research and development costs primarily consist of external costs for contract services, such as pre-clinical testing, manufacturing and related testing, clinical trial activities; and internal recurring costs for labor and benefits, facilities and other. The Company recognizes research and development expenses as the services are incurred.
The Company has entered into various research and development contracts with clinical research organizations and other companies both inside and outside of the U.S. These agreements are generally cancellable. At the end of each financial reporting period, the Company records expenses incurred to date related to these agreements and recognizes accruals or prepaid expenses, as appropriate. These accruals or prepaid expenses occur when billing terms under these contracts do not coincide with the timing of when the work is performed. Estimates are based on a number of factors, including the Company’s knowledge of the progress towards completion of the research and development activities, communication from the clinical research organizations or other companies of any actual costs incurred during the period that have not yet been invoiced, the costs included in the contracts, and invoicing to date under the contracts. Significant judgments and estimates are made in determining the accrued or prepaid balances at the end of any reporting period. Actual results could differ from the estimates made by the Company. The historical estimates made by the Company have not been materially different from the actual costs.
Advertising Expense
Advertising costs are expensed when services are rendered. The Company incurred $92.2 million, $85.8 million and $82.5 million in advertising expenses during the years ended December 31, 2023, 2022, and 2021, respectively, related to its marketed product, CAPLYTA.

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
The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. The Company accounts for uncertain tax positions pursuant to ASC Topic 740, Income Taxes. Financial statement recognition of a tax position taken or expected to be taken in a tax return is determined based on a more-likely-than-not threshold of that position being sustained. If the tax position meets this threshold, the benefit to be recognized is measured as the tax benefit having the highest likelihood of being realized upon ultimate settlement with the taxing authority. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in the provision for income taxes.
The Company’s effective tax rate for the years ended December 31, 2023, 2022 and 2021 was approximately (0.5)%, 0% and 0%, respectively. This effective tax rate is substantially lower than the U.S. statutory rate of 21% due to valuation allowances recorded on current year losses where the Company is not more likely than not to recognize a future tax benefit.
On August 9, 2022, the United States enacted the CHIPS and Science Act which provides an investment tax credit for 25% of qualified investments primarily used for manufacturing of semiconductors and related equipment in the U.S. On August 16, 2022, the United States enacted the Inflation Reduction Act (“IRA”) which includes a provision for a 15% corporate alternative minimum tax on companies with average annual adjusted financial statement income over $1 billion effective for tax years ending after December 31, 2022. The Company reviewed the provisions and there was not a material tax impact on its financial statements for the years ended December 31, 2023 and 2022.
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
For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. Share-based compensation expense recognized in the statements of operations for the years ended December 31, 2023, 2022 and 2021 accounts for forfeitures as they occur.
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
A restricted stock unit (“RSU”) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the fair market value of the Company’s common stock on the date of grant. In each fiscal year beginning in 2016, the Company has granted RSUs that vest in three equal annual installments provided that the employee remains employed with the Company. The Company grants select employees performance based RSUs which vest upon the Compensation Committee’s approval at the end of the three year service period based on the achievement of select performance milestones and comparative shareholder returns against the Company’s peers.
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
Foreign Currency Translation
Expenses denominated in foreign currency are translated into U.S. dollars at the exchange rate on the date the expense is incurred. Assets and liabilities of foreign operations are translated at period-end exchange rates. The effect of exchange rate fluctuations on translating foreign currency into U.S. dollars is included in the statements of operations and is not material to the Company’s financial statements.
Recently Issued Accounting Standards
The Company considers the applicability and impact of any recent ASU issued by the FASB. Based on our assessment, there are no recent accounting pronouncements that have or are expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

3. Investment Securities
Investment securities consisted of the following (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$150,651	$148	$(204)	$150,595
FDIC Certificates of Deposit	4,410	2	(12)	4,400
Certificates of Deposit	60,000	—	—	60,000
Commercial Paper	78,610	59	(27)	78,642
Corporate Notes/Bonds	118,899	281	(143)	119,037
	$412,570	$490	$(386)	$412,674

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$188,465	$14	$(1,729)	$186,750
FDIC Certificates of Deposit	4,155	3	(72)	4,086
Certificates of Deposit	7,500	—	—	7,500
Commercial Paper	100,711	3	(269)	100,445
Corporate Notes/Bonds	189,588	1	(2,141)	187,448
	$490,419	$21	$(4,211)	$486,229
The Company has classified all of its investment securities as available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of December 31, 2023 and 2022, the Company held $77.8 million and $71.5 million, respectively, of available-for-sale investment securities with contractual maturity dates more than one year and less than two years, with the remainder of the available-for-sale investment securities having contractual maturity dates less than one year.
The aggregate related fair value of investments with unrealized losses as of December 31, 2023 was $165.2 million, which consisted of $78.0 million from U.S. government agency securities, $3.7 million of certificates of deposit, $32.1 million of commercial paper, and $51.4 million of corporate notes/bonds. $70.1 million of the aggregate fair value of investments with unrealized losses as of December 31, 2023 has been held in a continuous unrealized loss position for over 12 months, with the remaining $95.1 million held in a continuous unrealized loss position for less than 12 months. As of December 31, 2023, $60.0 million of the certificates of deposit and $2.5 million of the U.S. Government Agency Securities balance are listed as cash equivalents. As of December 31, 2022, the aggregate related fair value of investments with unrealized losses was $438.3 million. $49.1 million of the aggregate fair value of investments with unrealized losses as of December 31, 2022 has been held in a continuous unrealized loss position for over than 12 months, with the remaining $389.2 million held in a continuous unrealized loss position for less than 12 months.
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

4. Fair Value Measurements
The Company has no assets or liabilities that were measured for significant unobservable inputs (Level 3 assets and liabilities) as of December 31, 2023 and 2022. The carrying value of cash held in money market funds of approximately $10.7 million as of December 31, 2023 and $12.2 million as of December 31, 2022 is included in cash and cash equivalents and approximates market value based on quoted market price or Level 1 inputs. The carrying value of U.S. Government Agency Securities of $2.5 million and certificates of deposit of $60.0 million as of December 31, 2023 are included in cash and cash equivalents. The carrying value of cash held in commercial paper of approximately $14.9 million, U.S. Government Agency Securities of $20.5 million, and certificates of deposit of $7.5 million as of December 31, 2022 are included in cash and cash equivalents.
The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$10,698	$10,698	$—	$—
U.S. Government Agency Securities	150,595	—	150,595	—
FDIC Certificates of Deposit	4,400	—	4,400	—
Certificates of Deposit	60,000	—	60,000	—
Commercial Paper	78,642	—	78,642	—
Corporate Notes/Bonds	119,037	—	119,037	—
	$423,372	$10,698	$412,674	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$12,203	$12,203	$—	$—
U.S. Government Agency Securities	186,750	—	186,750	—
FDIC Certificates of Deposit	4,086	—	4,086	—
Certificates of Deposit	7,500	—	7,500	—
Commercial Paper	100,445	—	100,445	—
Corporate Notes/Bonds	187,448	—	187,448	—
	$498,432	$12,203	$486,229	$—

5. Inventory
Inventory consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Raw materials	$38,621	$17,227
Work in process	4,277	2,594
Finished goods	7,370	4,099
Total	50,268	23,920
Less: Current portion	(11,647)	(23,920)
Total inventory, non-current	$38,621	$—
As of December 31, 2023 and 2022, the Company has recorded $7.7 million and $0, respectively, in inventory on the consolidated balance sheets which is subject to supplemental regulatory procedures but believes it is probable that it has future economic benefit.
6. Prepaid and Other Assets
Prepaid expenses and other assets consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Prepaid operating expenses, non-clinical	$19,465	$11,335
Production campaign deposits	15,127	21,575
Clinical trial advances	11,630	11,808
Prefunded customer programs	3,514	561
Total	49,736	45,279
Less: Current portion	(42,443)	(45,193)
Total other assets	$7,293	$86
7. Right of Use Assets and Lease Liabilities
In 2014, the Company entered into a long-term lease with a related party which, as amended, provided for a lease of useable laboratory and office space located in New York, New York. A member of the Company’s board of directors is the Executive Chairman of the parent company to the landlord under this lease. Concurrent with this lease, the Company entered into a license agreement to occupy certain vivarium-related space in the same facility for the same term and rent escalation provisions as the lease. This license has the primary characteristics of a lease and is characterized as a lease in accordance with ASU No. 2016-02, Leases, for accounting purposes. In September 2018, the Company further amended the lease to obtain an additional office space beginning October 1, 2018 and to extend the term of the lease for previously acquired space. The lease, as amended, has a term of 14.3 years ending in May 2029.
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

The following table presents the lease cost for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Years Ended December 31,
	2023	2022	2021
Lease cost
Operating lease cost	$3,851	$4,719	$5,774
Variable lease cost	1,536	1,612	2,676
Short-term lease cost	2,298	873	—
	$7,685	$7,204	$8,450
The following table presents the weighted average remaining lease term, and the weighted average discount rates related to leases as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Other information
Weighted average remaining lease term	5.3 years	5.9 years
Weighted average discount rate	9.07%	8.76%
Maturity analysis under the lease agreements are as follows:

Year ending December 31, 2024	$3,792
Year ending December 31, 2025	3,907
Year ending December 31, 2026	3,974
Year ending December 31, 2027	4,022
Year ending December 31, 2028	4,144
Thereafter	1,771
Total	21,610
Less: Present value discount	(4,672)
Total Lease liability	16,938
Less: Current portion	(3,612)
Long-term lease liabilities	$13,326
8. Share-Based Compensation
The Board of Directors determines who receives options, the vesting periods (which are generally one to three years) and the exercise prices of such options. Options have a maximum term of 10 years. The exercise price of stock options granted under the Amended 2018 Plan and the 2019 Inducement Plan must be at least equal to the fair market value of the common stock on the date of grant.
Total share-based compensation expense related to all of the Company’s share-based awards, including stock options and RSUs granted to employees and directors recognized during the years ended December 31, 2023, 2022, and 2021, was comprised of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Inventoriable costs	$1,610	$1,791	$1,624
Research and development	15,781	15,387	9,832
Selling, general and administrative	35,441	25,835	22,847
Total share-based compensation expense	$52,832	$43,013	$34,303

The following table describes the assumptions used for calculating the value of options granted during the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
Dividend yield	0%	0%	0%
Expected volatility	74.8%-78.0%	78.7-88.7%	89.4-94.9%
Weighted-average risk-free interest rate	3.92%	2.22%	0.87%
Expected term (in years)	6.0	5.9	5.9
The weighted-average grant date fair value for awards granted during the years ended December 31, 2023, 2022 and 2021 was $33.49, $41.71 and $29.01 per share, respectively.
Information regarding the stock options activity, including with respect to grants to employees, directors and consultants under the Amended 2018 Plan and 2019 Inducement Plan as of December 31, 2023, and changes during the year then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2022	4,785,972	$26.27	5.8 years
Options granted 2023	289,084	48.13
Options exercised 2023	(791,795)	22.49
Options canceled 2023	(39,854)	51.05
Options expired 2023	(3,425)	40.94
Outstanding at December 31, 2023	4,239,982	$28.22	5.2 years
Vested and expected to vest at December 31, 2023	4,239,982	$28.22
Exercisable at December 31, 2023	3,470,018	$23.55	4.5 years

The unrecognized share-based compensation expense related to stock option awards at December 31, 2023 was $15.8 million, and will be recognized over a weighted-average period of 1.2 years.
The following table details the value of options during the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2023	2022	2021
Intrinsic value of options exercised	$27,187	$48,267	$19,688
Intrinsic value of options outstanding	184,027	130,078	172,964
Intrinsic value of options exercisable	166,820	118,340	131,235
Fair value of shares vested	19,120	17,145	10,583
Information regarding time based RSU activity, including with respect to grants to employees under the Amended 2018 Plan and 2019 Inducement Plan as of December 31, 2023, and changes during the year then ended, is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2022	1,274,664	$42.76	0.8 years
Time based RSUs granted in 2023	1,109,622	48.58
Time based RSUs vested in 2023	(665,824)	36.65
Time based RSUs cancelled in 2023	(73,332)	48.29
Outstanding at December 31, 2023	1,645,130	$48.92	1.0 years
The following table details the value of time based RSUs during the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2023	2022	2021
Intrinsic value of time based RSUs outstanding	117,824	67,455	80,062
Fair value of RSUs vested	24,400	17,873	12,411
The fair value of time based RSUs is based on the closing price of the Company’s common stock on the date of grant. As of December 31, 2023, there was $52.8 million of unrecognized compensation costs related to unvested time based RSUs which will be recognized over a weighted-average period of 1.4 years.
The Company has not issued any options or RSUs under the 2019 Inducement Plan since 2020. As of December 31, 2023, there was no unrecognized compensation costs related to unvested options and RSUs under the 2019 Inducement Plan, and $0.2 million was recognized during 2023 under this plan. As of December 31, 2023, all options and RSUs are vested.
9. Loss per Share
The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect could be anti-dilutive as applied to the net loss for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
Stock options	4,239,982	4,785,972	5,451,398
RSUs	1,860,714	1,469,678	1,666,848

10. Income Taxes
Loss before income taxes is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
U.S.	$(139,038)	$(223,465)	$(221,216)
Non-U.S.	—	(32,785)	(62,904)
Total loss before taxes	$(139,038)	$(256,250)	$(284,120)
Total income tax expense for the years ended December 31, 2023, 2022 and 2021 is allocated as follows:

	Years Ended December 31,
	2023	2022	2021
Current	$636	$6	$6
Deferred	(51,341)	(52,789)	(53,070)
Valuation allowance	51,341	52,789	53,070
Provision for income taxes	$636	$6	$6
A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Years Ended December 31,
	2023	2022	2021
Income tax at statutory federal rate	21.0%	21.0%	21.0%
Executive and share-based compensation	(0.4)	1.9	0.6
Subpart F Inclusion	—	(3.4)	—
Foreign rate differential	—	(2.7)	(4.6)
Change in effective state tax rates	(1.6)	0.2	(0.3)
State income tax expense	4.8	3.6	2.0
Research and development credits	14.1	—	—
Other permanent items	(1.5)	—	—
Change in valuation allowance	(36.9)	(20.6)	(18.7)
Provision for income taxes	(0.5)%	—%	—%
Deferred income taxes reflect the net tax effect of temporary differences that exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. As of December 31, 2023, the Company had $528.4 million of federal net operating loss carryforwards, of which $73.6 million expire at various dates through 2037 and $454.8 million do not expire. The gross amount of the state net operating loss carryforwards is equal to or less than the federal net operating loss carryforwards and expires over various periods based on individual state tax law. In general, businesses with U.S. net operating losses (“NOLs”) are considered loss corporations for U.S. federal income tax purposes. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), loss corporations that undergo an ownership change, as defined under the Code, may be subject to an annual limitation on the amount of NOLs (and certain other tax attributes) available to offset taxable income earned after such ownership change. For the years ended December 31, 2015 through 2022, the Company performed a Section 382 ownership analysis and determined that an ownership change occurred (within the meaning of Section 382 of the Code) in 2015 but not in subsequent periods. Based on the analysis performed through December 31, 2023, the Company does not believe that the Section 382 annual limitation will impact the Company’s ability to utilize the tax attributes that existed as of the date of the ownership change in a material manner. If the Company experiences an ownership change in the future, the tax benefits related to the NOLs and tax credit carryforwards may be further limited or lost.

The following summarizes the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022, respectively (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$138,685	$168,606
Accrued expenditures	17,842	9,169
Research and development credit, net	31,109	9,321
Research and development expenditures	62,432	13,525
Share-based compensation	19,753	17,085
Other	—	1,466
Capital lease	4,198	4,980
Deferred tax liabilities:
Right of use asset—capital lease	(3,204)	(3,684)
Depreciation	(140)	(154)
Other	(86)	—
Net deferred tax asset before valuation allowance	270,589	220,314
Valuation allowance	(270,589)	(220,314)
Net deferred tax asset	$—	$—
Based upon the Company’s historical operating performance and the reported cumulative net losses to date, the Company presently does not have sufficient objective evidence to support the recovery of its net deferred tax assets. Accordingly, the Company has established a full valuation allowance against its net deferred tax assets in 2023 and 2022, for financial reporting purposes because it is not more likely than not that these deferred tax assets will be realized.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The open years subject to tax audits vary depending on the tax jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to income tax audits by taxing authorities for years before 2020. In addition, for federal tax purposes and certain state taxing jurisdictions, in the case of carryover tax attributes to years open for assessment, such attributes may be subject to reduction by taxing authorities.
The total amount of unrecognized tax benefits was $2.5 million and $1.7 million as of December 31, 2023 and 2022 respectively. If recognized, none of these tax benefits would affect the effective tax rate due to valuation allowances.
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
Under the agreement, the Company has made payments of $10.8 million to BMS related to milestones achieved to date for lumateperone. Possible milestone payments remaining total $5.0 million. Under the agreement, the Company may be obliged to make other milestone payments to BMS for each licensed product of up to an aggregate of approximately $14.75 million. The Company is also obliged to make tiered single digit percentage royalty payments ranging between 5 – 9% on sales of licensed products. The Company is obliged to pay to BMS a percentage of non-royalty payments made in consideration of any sublicense.

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
In September 2016, the Company transferred certain of its rights under the BMS agreement to its wholly owned subsidiary, ITI Limited. However, in December 2022, ITI Limited merged into Intra-Cellular Therapies, Inc. The Company expensed approximately $26.4 million, $12.5 million, and $4.1 million in cost of product sales to satisfy its obligation under the BMS agreement for the years ended December 31, 2023, 2022 and 2021, respectively.
Purchase Commitments
The Company enters into certain other long-term commitments for goods and services that are outstanding for periods greater than one year. The Company has manufacturing service agreements committing the Company to certain minimum annual purchase commitments which the Company anticipates making payments for within the years 2025 through 2029. As of December 31, 2023, the Company has committed to purchasing production campaigns for various raw materials including API and its intermediates from each of its supply vendors. The current campaigns are expected to be received into inventory during 2024 and 2025. The Company has paid deposits of $15.1 million and $21.6 million as of December 31, 2023 and 2022, respectively, for these campaigns. Of the $15.1 million as of December 31, 2023, $7.9 million is recorded within prepaid expenses and other current assets as the campaigns are expected to be received within one year of the balance sheet date and $7.2 million is recorded within other assets on the consolidated balance sheet as the campaigns are expected to be received after December 31, 2024. The $21.6 million balance as of December 31, 2022 is recorded within prepaid expenses and other current assets on the consolidated balance sheet. Over the course of the vendors’ manufacturing period, the Company will remit payments to each vendor based on the payment plan within the executed agreements.
Retirement savings plan 401(k) contributions
The Company sponsors a defined contribution 401(k) plan covering all full-time employees. Participants may elect to contribute their annual pre-tax earnings up to the federally allowed maximum limits. The Company made a matching contribution of 100% on the first 6% of contributions made by participants in the years ended December 31, 2023, 2022 and 2021. Participant and company contributions vest immediately. During the years ended December 31, 2023, 2022 and 2021, the Company recorded matching contribution expense of $4.3 million, $3.9 million and $3.0 million, respectively.
Contingencies
During the normal course of our business, we are occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. At December 31, 2023 and 2022, no material reserves were recorded. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. However, we believe that the likelihood that any such excess might have a material adverse effect on our financial statements is remote.

12. Unaudited Quarterly Financial Information
The tables herein set forth the Company’s unaudited condensed consolidated 2023 and 2022 quarterly statements of operations.
The following table sets forth the Company’s unaudited condensed consolidated statements of operations for the 2023 quarters ended (in thousands):

2023 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Revenue, net	$132,099	$126,173	$110,792	$95,306
Operating expenses	(166,196)	(155,886)	(157,971)	(143,698)
Interest income	5,966	5,498	4,530	4,349
Income tax expense	(448)	(43)	(135)	(10)
Net loss	$(28,579)	$(24,258)	$(42,784)	$(44,053)
Basic and diluted net loss per share	$(0.30)	$(0.25)	$(0.45)	$(0.46)
The following table sets forth the Company’s unaudited condensed consolidated statements of operations for the 2022 quarters ended (in thousands):

2022 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Revenue, net	$87,869	$71,870	$55,579	$34,996
Operating expenses	(135,281)	(127,499)	(143,502)	(107,658)
Interest income	3,386	2,122	1,320	548
Income tax expense	—	(1)	—	(5)
Net loss	$(44,026)	$(53,508)	$(86,603)	$(72,119)
Basic and diluted net loss per share	$(0.45)	$(0.57)	$(0.92)	$(0.78)