Form 10-Q
period 2024-03-31
Intra-Cellular Therapies, Inc.
filed 2024-05-07
CIK 1567514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2024, the registrant had 105,574,855 shares of common stock outstanding.

Intra-Cellular Therapies, Inc.
In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” mean Intra-Cellular Therapies, Inc. and our subsidiary. “ITI” refers to our wholly-owned subsidiary ITI, Inc.
i

PART I: FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Intra-Cellular Therapies, Inc. and Subsidiary
Condensed Consolidated Balance Sheets (in thousands except share and per share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$139,819	$147,767
Investment securities, available-for-sale	335,804	350,174
Restricted cash	1,750	1,750
Accounts receivable, net	131,157	114,018
Inventory	15,949	11,647
Prepaid expenses and other current assets	66,048	42,443
Total current assets	690,527	667,799
Property and equipment, net	1,522	1,654
Right of use assets, net	12,481	12,928
Inventory, non-current	34,818	38,621
Other assets	7,688	7,293
Total assets	$747,036	$728,295
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,532	$11,452
Accrued and other current liabilities	33,249	27,944
Accrued customer programs	69,972	53,173
Accrued employee benefits	16,409	27,364
Operating lease liabilities	3,639	3,612
Total current liabilities	134,801	123,545
Operating lease liabilities, non-current	12,737	13,326
Total liabilities	147,538	136,871
Stockholders’ equity:
Common stock, $0.0001 par value: 175,000,000 shares authorized at March 31, 2024 and December 31, 2023, respectively; 97,477,818 and 96,379,811 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	10	10
Additional paid-in capital	2,232,325	2,208,470
Accumulated deficit	(1,632,407)	(1,617,160)
Accumulated comprehensive (loss) income	(430)	104
Total stockholders’ equity	599,498	591,424
Total liabilities and stockholders’ equity	$747,036	$728,295
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Condensed Consolidated Statements of Operations (in thousands except share and per share amounts) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Product sales, net	$144,843	$94,731
Grant revenue	23	575
Total revenues, net	144,866	95,306
Operating expenses:
Cost of product sales	9,900	6,751
Selling, general and administrative	113,085	98,923
Research and development	42,833	38,024
Total operating expenses	165,818	143,698
Loss from operations	(20,952)	(48,392)
Interest income	6,064	4,349
Loss before provision for income taxes	(14,888)	(44,043)
Income tax expense	(359)	(10)
Net loss	$(15,247)	$(44,053)
Net loss per common share:
Basic & Diluted	$(0.16)	$(0.46)
Weighted average number of common shares:
Basic & Diluted	96,875,275	95,134,694
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Condensed Consolidated Statements of Comprehensive Loss (in thousands) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(15,247)	$(44,053)
Other comprehensive (loss) gain:
Unrealized (loss) gain on investment securities	(534)	1,492
Comprehensive loss	$(15,781)	$(42,561)
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Condensed Consolidated Statements of Stockholders’ Equity (in thousands except share and per share amounts) (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	94,829,794	$9	$2,137,737	$(1,477,486)	$(4,190)	$656,070
Exercise of stock options and issuances of restricted stock	849,827	1	3,639	—	—	3,640
Stock issued for services	408	—	22	—	—	22
Share-based compensation	—	—	10,439	—	—	10,439
Net loss	—	—	—	(44,053)	—	(44,053)
Other comprehensive gain	—	—	—	—	1,492	1,492
Balance at March 31, 2023	95,680,029	$10	$2,151,837	$(1,521,539)	$(2,698)	$627,610

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	96,379,811	$10	$2,208,470	$(1,617,160)	$104	$591,424
Exercise of stock options and issuances of restricted stock	1,097,668	—	9,989	—	—	9,989
Stock issued for services	339	—	23	—	—	23
Share-based compensation	—	—	13,843	—	—	13,843
Net loss	—	—	—	(15,247)	—	(15,247)
Other comprehensive loss	—	—	—	—	(534)	(534)
Balance at March 31, 2024	97,477,818	$10	$2,232,325	$(1,632,407)	$(430)	$599,498
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (in thousands) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows used in operating activities
Net loss	$(15,247)	$(44,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	132	134
Share-based compensation	13,843	10,439
Stock issued for services	23	22
Amortization of premiums and accretion of discounts on investment securities, net	(2,343)	(1,737)
Changes in operating assets and liabilities:
Accounts receivable, net	(17,139)	(6,356)
Inventory	(499)	(4,421)
Prepaid expenses and other assets	(24,000)	(10,557)
Accounts payable	80	(1,954)
Accrued and other current liabilities	5,305	1,410
Accrued customer programs	16,799	4,271
Accrued employee benefits	(10,955)	(6,340)
Operating lease liabilities, net	(115)	(924)
Net cash used in operating activities	(34,116)	(60,066)
Cash flows provided by (used in) investing activities
Purchases of investments	(81,046)	(108,457)
Maturities of investments	97,225	91,995
Net cash provided by (used in) investing activities	16,179	(16,462)
Cash flows provided by financing activities
Proceeds from exercise of stock options	9,989	3,640
Net cash provided by financing activities	9,989	3,640
Net (decrease) increase in cash, cash equivalents, and restricted cash	(7,948)	(72,888)
Cash, cash equivalents, and restricted cash at beginning of period	149,517	150,365
Cash, cash equivalents, and restricted cash at end of period	$141,569	$77,477
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	March 31,
	2024	2023
Cash and cash equivalents	$139,819	$75,727
Restricted cash	1,750	1,750
Total cash, cash equivalents and restricted cash	$141,569	$77,477
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024
1. Organization
Intra-Cellular Therapies, Inc. (the “Company”), through its wholly-owned operating subsidiary, ITI, Inc. (“ITI”), is a biopharmaceutical company focused on the discovery, clinical development and commercialization of innovative, small molecule drugs that address underserved medical needs primarily in psychiatric and neurological disorders. In December 2019, CAPLYTA® (lumateperone) was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of schizophrenia in adults (42 mg/day) and the Company initiated the commercial launch of CAPLYTA in March 2020. In December 2021, CAPLYTA was approved by the FDA for the treatment of bipolar depression in adults (42 mg/day) and the Company initiated the commercial launch of CAPLYTA for the treatment of bipolar depression. Additionally, in April 2022, the FDA approved two additional dosage strengths of CAPLYTA, 10.5 mg and 21 mg capsules, to provide dosage recommendations for patients concomitantly taking strong or moderate CYP3A4 inhibitors, and 21 mg capsules for patients with moderate or severe hepatic impairment (Child-Pugh class B or C). The commercial launch of these special population doses occurred in August 2022. As used in these Notes to Condensed Consolidated Financial Statements, “CAPLYTA” refers to lumateperone approved by the FDA for the treatment of schizophrenia in adults and for the treatment of bipolar depression in adults, and “lumateperone” refers to, where applicable, CAPLYTA as well as lumateperone for the treatment of indications beyond schizophrenia and bipolar depression.
In April 2024, the Company completed a public offering of common stock in which the Company sold 7,876,713 shares of common stock at a public offering price of $73.00 per share for aggregate gross proceeds of $575.0 million. After deducting underwriting discounts, commissions and offering expenses, the net proceeds to the Company were approximately $543.0 million. In order to further its commercial activities and research projects and support its collaborations, the Company may require additional financing until such time, if ever, that revenue streams are sufficient to generate consistent positive cash flow from operations. The Company currently projects that its cash, cash equivalents and investments will be sufficient to fund operating expenses and working capital needs for at least one year from the date that these financial statements are filed with the Securities and Exchange Commission (the “SEC”). Possible sources of funds include public or private sales of the Company’s equity securities, sales of debt or convertible debt securities, the incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of the Company’s products, product candidates and technology and, to a much lesser extent, grant funding.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of Intra-Cellular Therapies, Inc. and its wholly owned subsidiary have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States GAAP set forth in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). All intercompany accounts and transactions have been eliminated in consolidation. The Company currently operates in one operating segment. Operating segments are defined as components of an enterprise about which separate discrete information is available for the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance. The Company views its operations and manages its business in one segment, which is discovering, developing and commercializing drugs primarily in psychiatric and neurological disorders.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are also required to apply the disclosure requirements. The standard is effective for annual reporting periods beginning after December 15, 2023, and for interim reporting periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential impact that this new standard will have on our consolidated financial statements and related disclosures.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although actual results could differ from those estimates, management does not believe that such differences would be material.
Significant Accounting Policies
The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable, net from customers and cash, cash equivalents and investments held at financial institutions. For the three-month period ended March 31, 2024, 98% of product sales were generated from three major industry wholesalers.
Three individual customers accounted for approximately 37%, 26%, and 35% as well as 37%, 31%, and 29% of product sales for the three-month periods ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company continues to believe that such customers are of high credit quality.
Cash equivalents are held with major financial institutions in the United States. Certificates of deposit, cash and cash equivalents held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.
3. Investment Securities
Investment securities consisted of the following (in thousands):

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$126,577	$41	$(146)	$126,472
FDIC Certificates of Deposit	4,165	—	(6)	4,159
Certificates of Deposit	60,000	—	—	60,000
Commercial Paper	62,031	4	(35)	62,000
Corporate Notes/Bonds	143,461	37	(325)	143,173
	$396,234	$82	$(512)	$395,804

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$150,651	$148	$(204)	$150,595
FDIC Certificates of Deposit	4,410	2	(12)	4,400
Certificates of Deposit	60,000	—	—	60,000
Commercial Paper	78,610	59	(27)	78,642
Corporate Notes/Bonds	118,899	281	(143)	119,037
	$412,570	$490	$(386)	$412,674

The Company has classified all of its investment securities as available-for-sale, including those with maturities beyond one year, as current assets on the condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of March 31, 2024 and December 31, 2023, the Company held $93.0 million and $77.8 million, respectively, of available-for-sale investment securities with contractual maturity dates more than one year and less than two years, with the remainder of the available-for-sale investment securities having contractual maturity dates less than one year.
The aggregate related fair value of investments with unrealized losses as of March 31, 2024 was $253.5 million, which consisted of $81.3 million from U.S. government agency securities, $3.4 million of certificates of deposit, $56.2 million of commercial paper, and $112.6 million of corporate notes/bonds. $37.8 million of the aggregate fair value of investments with unrealized losses as of March 31, 2024 has been held in a continuous unrealized loss position for over 12 months, with the remaining $215.7 million held in a continuous unrealized loss position for less than 12 months. As of December 31, 2023, the aggregate related fair value of investments with unrealized losses was $165.2 million. $70.1 million of the aggregate fair value of investments with unrealized losses as of December 31, 2023 had been held in a continuous unrealized loss position for over than 12 months, with the remaining $95.1 million held in a continuous unrealized loss position for less than 12 months.
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
The Company had no assets or liabilities that were measured using prices with significant unobservable inputs (Level 3 assets and liabilities) as of March 31, 2024 and December 31, 2023. The carrying value of cash held in money market funds of $31.2 million as of March 31, 2024 and $10.7 million as of December 31, 2023 is included in cash and cash equivalents on the condensed consolidated balance sheets and approximates market value based on quoted market prices or Level 1 inputs. The carrying value of cash held in certificates of deposit of $60.0 million as of March 31, 2024 is included in cash and cash equivalents. The carrying value of cash held in U.S. government agency securities of $2.5 million and certificates of deposit of $60.0 million as of December 31, 2023 is included in cash and cash equivalents.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$31,208	$31,208	$—	$—
U.S. Government Agency Securities	126,472	—	126,472	—
FDIC Certificates of Deposit	4,159	—	4,159	—
Certificates of Deposit	60,000	—	60,000	—
Commercial Paper	62,000	—	62,000	—
Corporate Notes/Bonds	143,173	—	143,173	—
	$427,012	$31,208	$395,804	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$10,698	$10,698	$—	$—
U.S. Government Agency Securities	150,595	—	150,595	—
FDIC Certificates of Deposit	4,400	—	4,400	—
Certificates of Deposit	60,000	—	60,000	—
Commercial Paper	78,642	—	78,642	—
Corporate Notes/Bonds	119,037	—	119,037	—
	$423,372	$10,698	$412,674	$—
5. Inventory
Inventory consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$34,818	$38,621
Work in process	8,875	4,277
Finished goods	7,074	7,370
Total	50,767	50,268
Less: Current portion	(15,949)	(11,647)
Total inventory, non-current	$34,818	$38,621
As of March 31, 2024 and December 31, 2023, the Company has recorded $7.8 million and $7.7 million, respectively, in inventory on the condensed consolidated balance sheets which is subject to supplemental regulatory procedures but believes it is probable that it has future economic benefit.

6. Prepaid and Other Assets
Prepaid expenses and other assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid operating expenses, non-clinical	$28,312	$19,465
Production campaign deposits	23,781	15,127
Clinical trial advances	17,076	11,630
Prefunded customer programs	4,567	3,514
Total	73,736	49,736
Less: Current portion	(66,048)	(42,443)
Total other assets	$7,688	$7,293
7. Right of Use Assets and Lease Liabilities
In 2014, the Company entered into a long-term lease with a related party, which, as amended, provided for a lease of useable laboratory and office space located in New York, New York. A member of the Company’s board of directors is the Executive Chairman of the parent company to the landlord under this lease. Concurrent with this lease, the Company entered into a license agreement to occupy certain vivarium-related space in the same facility for the same term and rent escalation provisions as the lease. This license has the primary characteristics of a lease and is characterized as a lease in accordance with ASC Topic 842, Leases, for accounting purposes. In September 2018, the Company further amended the lease to obtain an additional office space beginning October 1, 2018 and to extend the term of the lease for previously acquired space. The lease, as amended, has a term of 14.3 years ending in May 2029.
The Company has also entered into an agreement (the “Vehicle Lease”) with a company (the “Lessor”) to acquire motor vehicles for certain employees. The Vehicle Lease provides for individual vehicle leases, which at each lease commencement was determined to qualify for operating lease treatment. The contractual period of each lease is 12 months, followed by month-to-month renewal periods. The Company estimates the lease term for each vehicle to be 12 months. Leases which the Company determined to have a lease term of 12 months or less will be treated as short-term in accordance with the accounting policy election and are not recognized on the balance sheet. Each lease permits either party to terminate the lease at any time via written notice to the other party. The Company neither acquires ownership of, nor has the option to purchase the vehicles at any time. The Company is required to maintain an irrevocable $1.75 million letter of credit that the Lessor may draw upon in the event the Company defaults on the Vehicle Lease, which has been recorded as restricted cash on the condensed consolidated balance sheets.
The following table presents the weighted average remaining lease term, and the weighted average discount rates related to leases as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Other information
Weighted average remaining lease term	5.0 years	5.3 years
Weighted average discount rate	9.07%	9.07%
The following table presents the lease cost for the three-month periods ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Lease cost
Operating lease cost	$941	$1,085
Variable lease cost	411	404
Short-term lease cost	536	672
	$1,888	$2,161

Maturity analysis under the lease agreements is as follows (in thousands):

Nine months ending December 31, 2024	$2,850
Year ending December 31, 2025	3,907
Year ending December 31, 2026	3,974
Year ending December 31, 2027	4,022
Year ending December 31, 2028	4,144
Thereafter	1,771
Total	20,668
Less: Present value discount	(4,292)
Total operating lease liability	16,376
Less: Current portion	(3,639)
Operating lease liabilities, non-current	$12,737
8. Commitments and Contingencies
License and Royalty Commitments
On May 31, 2005, the Company entered into a worldwide, exclusive License Agreement with Bristol-Myers Squibb Company (BMS), pursuant to which the Company holds a license to certain patents and know-how of BMS relating to lumateperone and other specified compounds. The agreement was amended on November 3, 2010. The licensed rights are exclusive, except BMS retains rights in specified compounds in the fields of obesity, diabetes, metabolic syndrome and cardiovascular disease. However, BMS has no right to use, develop or commercialize lumateperone and other specified compounds in any field of use. The Company has the right to grant sublicenses of the rights conveyed by BMS. The Company is obliged under the agreement to use commercially reasonable efforts to develop and commercialize the licensed technology. The Company is also prohibited from engaging in the clinical development or commercialization of specified competitive compounds.
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

Purchase Commitments
The Company enters into certain long-term commitments for goods and services that are outstanding for periods greater than one year. The Company has manufacturing service agreements committing the Company to certain minimum annual purchase commitments for which the Company anticipates making payments within the years 2025 through 2029. As of March 31, 2024, the Company has committed to purchasing production campaigns for various raw materials including active pharmaceutical ingredients (API) and its intermediates from each of its supply vendors. The current campaigns are expected to be received into inventory through 2027. The Company has paid deposits of $23.8 million and $15.1 million as of March 31, 2024 and December 31, 2023, respectively, related to these campaigns. Of the $23.8 million balance as of March 31, 2024, $16.2 million is recorded within prepaid expenses and other current assets as the campaigns are expected to be received within one year of the balance sheet date and $7.6 million is recorded within other assets on the condensed consolidated balance sheet as the campaigns are expected to be received after March 31, 2025. Of the $15.1 million balance as of December 31, 2023, $7.9 million is recorded within prepaid expenses and other current assets and $7.2 million is recorded within other assets on the condensed consolidated balance sheet. Over the course of the vendors’ manufacturing period, the Company will remit payments to each vendor based on the payment plan within the executed agreements.
9. Share-Based Compensation
Total share-based compensation expense related to all of the Company's share-based awards, including stock options and restricted stock units (RSUs), granted to employees and directors recognized during the three-month periods ended March 31, 2024 and 2023, was comprised of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Inventoriable costs	$417	$342
Selling, general and administrative	9,217	6,980
Research and development	4,209	3,117
Total share-based compensation expense	$13,843	$10,439
Information regarding the stock options activity, including with respect to grants to employees and directors under the Amended and Restated 2018 Equity Incentive Plan (the Amended 2018 Plan) and 2019 Inducement Award Plan (the 2019 Inducement Plan) as of March 31, 2024, and changes during the three-month period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2023	4,239,982	$28.22	5.2 years
Options granted 2024	—
Options exercised 2024	(461,857)
Options canceled or expired 2024	(5,020)
Outstanding at March 31, 2024	3,773,105	$28.99	5.2 years
Vested and expected to vest at March 31, 2024	3,773,105	$28.99
Exercisable at March 31, 2024	3,379,986	$26.29	4.9 years

The fair value of the time-based RSUs is based on the closing price of the Company’s common stock on the date of grant. Information regarding the time-based RSU activity, including with respect to grants to employees under the Amended 2018 Plan and 2019 Inducement Plan, and changes during the three-month period ended March 31, 2024 is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2023	1,645,130	$48.92	1.0 year
Time-based RSUs granted in 2024	980,422
Time-based RSUs vested in 2024	(697,741)
Time-based RSUs cancelled in 2024	(12,676)
Outstanding at March 31, 2024	1,915,135	$59.67	1.6 years
As of March 31, 2024, there were $109.6 million of unrecognized compensation costs estimated related to unvested time-based RSUs.
10. Loss Per Share
The following share-based awards were excluded in the calculation of diluted net loss per common share because their effect could be anti-dilutive as applied to the loss from operations for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

Stock options	3,773,105	4,737,963
RSUs	2,139,637	1,829,155

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on February 22, 2024. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K filed on February 22, 2024, as updated from time to time in our subsequent periodic and current reports filed with the SEC.
Overview
We are a biopharmaceutical company focused on the discovery, clinical development and commercialization of innovative, small molecule drugs that address underserved medical needs primarily in psychiatric and neurological disorders. In December 2019, CAPLYTA® (lumateperone) was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of schizophrenia in adults (42 mg/day) and we initiated the commercial launch of CAPLYTA in March 2020. In December 2021, CAPLYTA was approved by the FDA for the treatment of bipolar depression in adults (42 mg/day). We initiated the commercial launch of CAPLYTA for the treatment of bipolar depression in December 2021. Additionally, in April 2022, the FDA approved two additional dosage strengths of CAPLYTA, 10.5 mg and 21 mg capsules, to provide dosage recommendations for patients concomitantly taking strong or moderate CYP3A4 inhibitors, and 21 mg capsules for patients with moderate or severe hepatic impairment (Child-Pugh class B or C). We initiated the commercial launch of these special population doses in August 2022. As used in this report, “CAPLYTA” refers to lumateperone approved by the FDA for the treatment of schizophrenia in adults and for the treatment of bipolar depression in adults, and “lumateperone” refers to, where applicable, CAPLYTA as well as lumateperone for the treatment of indications beyond schizophrenia and bipolar depression.

Lumateperone is in Phase 3 clinical development as a novel treatment for major depressive disorder, or MDD.

In April 2024, we announced positive topline results from our Phase 3 clinical trial, Study 501, evaluating lumateperone 42 mg as an adjunctive therapy to antidepressants for the treatment of MDD. Lumateperone 42 mg given once daily as adjunctive therapy to antidepressants met the primary endpoint in Study 501 by demonstrating a statistically significant and clinically meaningful reduction in the Montgomery Asberg Depression Rating Scale (MADRS) total score compared to placebo at Week 6. In the modified intent-to-treat (mITT) study population, the least squares (LS) mean reduction from baseline for lumateperone 42 mg was 14.7 points, versus 9.8 points for placebo (LS mean difference = -4.9 points; p<0.0001; ES= 0.61). Lumateperone 42 mg also met the key secondary endpoint in the study by demonstrating a statistically significant and clinically meaningful reduction in the Clinical Global Impression Scale for Severity of Illness (CGI-S) score compared to placebo at Week 6 (p<0.0001; ES= 0.67). Statistically significant efficacy was seen at the earliest time point tested (Week 1) and maintained throughout the study in both the primary and the key secondary endpoints. In this study, lumateperone 42 mg robustly improved depressive symptoms as reported by patients as measured by the Quick Inventory of Depressive Symptomatology Self Report (QIDS-SR-16) (p<0.0001). Lumateperone was generally safe and well-tolerated in this study. The most commonly reported adverse events that were observed at a rate greater than or equal to 5% and at least twice the rate of placebo in the total population were dry mouth (10.8%), fatigue (9.5%) and tremor (5.0%). Adverse events were mostly mild to moderate and resolved within a short period of time. These adverse events were similar to those seen in prior studies of lumateperone as a treatment for bipolar depression and schizophrenia.

Studies 502 and 505 are our global Phase 3 clinical trials evaluating lumateperone 42 mg as an adjunctive therapy to antidepressants for the treatment of MDD. We recently completed clinical conduct in Study 502 and clinical conduct in Study 505 is ongoing. Study 505 is intended to serve as a potential additional registration trial in support of a supplemental New Drug Application, or sNDA, for approval of lumateperone as an adjunctive therapy to antidepressants for the treatment of MDD, if needed. We are also conducting an open label roll-over study, Study 503, to assess long-term safety in this patient population, which we expect to complete in the third quarter of 2024. We expect to announce topline results from Study 502 late in the second quarter of 2024 and, subject to such results, we expect to file an sNDA with the FDA for approval of lumateperone as an adjunctive therapy to antidepressants for the treatment of MDD in the second half of 2024.

In the first quarter of 2020, as part of our lumateperone bipolar depression clinical program, we initiated our third monotherapy Phase 3 study, Study 403, evaluating lumateperone as monotherapy in the treatment of major depressive episodes associated with bipolar I or bipolar II disorder. Following the positive results in our adjunctive study that was part of our bipolar depression clinical program, Study 402, we amended Study 403 to evaluate major depressive episodes with mixed features in bipolar disorder in patients with bipolar I or bipolar II disorder and mixed features in patients with MDD. In March 2023, we announced positive topline results from Study 403 as lumateperone 42 mg given once daily met the primary endpoint in the study by demonstrating a statistically significant and clinically meaningful reduction in the MADRS total score compared to placebo at Week 6 in the combined patient population of MDD with mixed features and bipolar depression with mixed features (5.7 point reduction vs. placebo; p<0.0001; Cohen’s d effect size (ES) of 0.64). Robust results were also seen in the individual patient population of MDD with mixed features (5.9 point reduction vs. placebo; p<0.0001; ES= 0.67), and in the individual patient population of bipolar depression with mixed features (5.7 point reduction vs. placebo; p<0.0001; ES= 0.64). Additionally, lumateperone 42 mg met the key secondary endpoint in the study by demonstrating a statistically significant and clinically meaningful reduction in the clinician’s assessment of improvement in the overall severity on the CGI-S score compared to placebo at Week 6 in the combined patient population of MDD with mixed features and bipolar depression with mixed features (p<0.0001; ES= 0.59) and in the individual patient population of MDD with mixed features (p=0.0003; ES= 0.57), as well as the individual patient population of bipolar depression with mixed features (p<0.0001; ES=0.61).
We also have an ongoing study, Study 304, evaluating lumateperone for the prevention of relapse in patients with schizophrenia. The study is being conducted in five phases consisting of a screening phase; a 6-week, open-label run-in phase during which all patients will receive 42 mg of lumateperone per day; a 12-week, open-label stabilization phase during which all patients will receive 42 mg of lumateperone per day; a double-blind treatment phase, 26 weeks in duration, during which patients receive either 42 mg of lumateperone per day or placebo (1:1 ratio); and a 2-week safety follow-up phase. This study is being conducted in accordance with our post approval marketing commitment to the FDA in connection with the approval of CAPLYTA for the treatment of schizophrenia as is typical for antipsychotics. We expect to complete Study 304 and report topline results in the second half of 2024.
Within the lumateperone portfolio, we have conducted or are in the process of conducting studies with pediatric patients in schizophrenia, bipolar disorder and irritability associated with autism spectrum disorder. Our lumateperone pediatric program includes a double-blind, placebo-controlled study in bipolar depression and two double-blind, placebo-controlled studies in irritability associated with autism spectrum disorder. Additionally, the program includes an open-label safety study in schizophrenia and bipolar disorder. Patient enrollment is ongoing in the open-label safety study as well as in the double-blind, placebo-controlled study in bipolar depression. In addition, we are developing a long-acting injectable, or LAI, formulation to provide more treatment options to patients suffering from mental illness. We have conducted a Phase 1 single ascending dose study with an LAI formulation. This study evaluated the pharmacokinetics, safety and tolerability of a lumateperone LAI in patients with stable symptoms of schizophrenia and was generally safe and well-tolerated. We are evaluating several additional formulations of a lumateperone LAI with treatment durations of one month and longer. We have completed all non-clinical studies to support the initiation of a Phase 1 study with additional formulations of our LAI. We expect to commence clinical conduct in this study in the second half of 2024. Given the encouraging efficacy and favorable safety profile to date with oral lumateperone, we believe that an LAI option, in particular, may lend itself to being an important formulation choice for certain patients.
We are developing ITI-1284-ODT-SL for the treatment of generalized anxiety disorder, psychosis in Alzheimer's disease and agitation in patients with Alzheimer's disease. ITI-1284-ODT-SL is a deuterated form of lumateperone, a new molecular entity formulated as an oral disintegrating tablet for sublingual administration. ITI-1284-ODT-SL is formulated as an oral solid dosage form that dissolves almost instantly when placed under the tongue, allowing for ease of use in the elderly and may be particularly beneficial for patients who have difficulty swallowing conventional tablets. Phase 1 single and multiple ascending dose studies in healthy volunteers and healthy elderly volunteers (> than 65 years of age) evaluated the safety, tolerability and pharmacokinetics of ITI-1284-ODT-SL. In these studies, there were no reported serious adverse events in either age group. In the elderly cohort, reported adverse events were infrequent with the most common adverse event being transient dry mouth (mild). Based on these results, we have initiated Phase 2 programs evaluating ITI-1284-ODT-SL for the treatment of generalized anxiety disorder, psychosis in Alzheimer's disease and agitation in patients with Alzheimer’s disease. The FDA has informed us that they do not believe the deuterated and undeuterated forms of lumateperone are identical. As a result, the non-clinical data from lumateperone may not be broadly applied to ITI-1284-ODT-SL, and we conducted additional toxicology studies. These studies have been completed and we expect to commence clinical conduct in our Phase 2 studies in the first half of 2024. We are continuing with Phase 1 studies with ITI-1284-ODT-SL, including drug-drug interaction studies.

We have another major program that has yielded a portfolio of compounds that selectively inhibit the enzyme phosphodiesterase type 1, or PDE1. PDE1 enzymes are highly active in multiple disease states, and our PDE1 inhibitors are designed to reestablish normal function in these disease states. Abnormal PDE1 activity is associated with cellular proliferation and activation of inflammatory cells. Our PDE1 inhibitors ameliorate both of these effects in animal models. We intend to pursue the development of our phosphodiesterase, or PDE, program, for the treatment of aberrant immune system activation in several central nervous system, or CNS, and non-CNS conditions with a focus on diseases where excessive PDE1 activity has been demonstrated and increased inflammation is an important contributor to disease pathogenesis. Our potential disease targets include immune system regulation, neurodegenerative diseases, cancers and other non-CNS disorders. Lenrispodun (ITI-214) is our lead compound in this program. Following the favorable safety and tolerability results in our Phase 1 program, we initiated our development program for lenrispodun for Parkinson’s disease and conducted a Phase 1/2 clinical trial of lenrispodun in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints. In this study, lenrispodun was generally well-tolerated with a favorable safety profile and clinical signs consistent with improvements in motor symptoms and dyskinesias. Our Phase 2 clinical trial of lenrispodun evaluating improvements in motor symptoms, changes in cognition, and inflammatory biomarkers in patients with Parkinson’s disease is ongoing. We expect to report topline results from this study in 2025. We also have an active Investigational New Drug application, or IND, to evaluate our newest candidate within the PDE1 inhibitor program, ITI-1020, as a novel cancer immunotherapy. Our Phase 1 program with ITI-1020 in healthy volunteers is ongoing.
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
Revenues

Revenues are comprised primarily of net product sales of our commercial product, CAPLYTA, in the United States and is supplemented, to a much lesser extent, by grant revenue from government programs. Our net product sales of CAPLYTA represent sales primarily to wholesalers and specialty distributors and reflect certain adjustments deducted from product sales, gross to arrive at product sales, net.
Expenses
Our operating expenses are comprised of (i) costs of product sales; (ii) selling expenses; (iii) general and administrative expenses; and (iv) research and development expenses.

Costs of product sales are comprised of:
•royalty payments on product sales;
•direct costs of formulating, manufacturing and packaging drug product; and
•overhead costs consisting of labor, share-based compensation, shipping, external inventory manufacturing and other miscellaneous operating costs.
Selling expenses are incurred in three major categories:
•salaries, share-based compensation and related benefit costs of a dedicated sales force;
•marketing and promotion expenses; and
•sales operation costs.
General and administrative expenses are incurred in three major categories:
•salaries, share-based compensation and related benefit costs;
•patent, legal and professional costs; and
•office, facilities and infrastructure overhead.
Research and development costs are comprised of:
•fees paid to external parties that provide us with contract services, such as pre-clinical testing, manufacturing and related testing, clinical trial activities and license milestone payments; and
•internal recurring costs, such as costs relating to labor and fringe benefits, share-based compensation, materials, supplies, facilities and maintenance.
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
Product sold through March 31, 2024 consisted of active pharmaceutical ingredient (API) and drug product that was previously charged to research and development expenses prior to FDA approval of CAPLYTA. Because the Company’s policy does not allow for the capitalization of the cost of drug product that was incurred prior to FDA approval, the cost of drug product sold is lower than it would have been and has a positive impact on our cost of product sales for the three-month periods ended March 31, 2024 and 2023. We expect to continue to have this favorable impact on cost of product sales and related product gross margins until the cost of our sales of CAPLYTA include drug product that is manufactured entirely after the FDA approval. We expect that this will be the case for the near term and, as a result, our cost of product sales is less than we anticipate it will be in future periods. In addition, as our net product sales increase in the future and, we exceed certain sales thresholds, the applicable royalty rate for payments we make under our License Agreement with Bristol Myers Squibb (BMS) will increase, which we anticipate will result in an increase to cost of product sales.
We expect that research and development expenses will increase moderately as we proceed with our clinical trials, including increased manufacturing of drug product for clinical trials and pre-clinical development activities. We also expect that our selling, general and administrative costs will increase from prior periods primarily due to costs associated with promotional activities to support the commercial sales of CAPLYTA as well as costs associated with building, maintaining and expanding infrastructure, which will include hiring additional personnel and increasing technological capabilities. We granted significant share-based awards in 2024 and 2023. We expect to continue to grant share-based awards in the future. We expect that our growing employee base will increase our share-based compensation expense in future periods. In addition, inflation has and may continue to affect us by increasing clinical trial and other operational costs. To date, inflation has not had a material impact on our business, but if the global inflationary trends continue, we expect appreciable increases in clinical trial, selling, labor, and other operating costs.

The following table sets forth our revenues, operating expenses, interest income and income tax expense for the three-month periods ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues
Product sales, net	$144,843	$94,731
Grant revenue	23	575
Total revenues	144,866	95,306
Expenses
Cost of product sales	9,900	6,751
Selling, general and administrative	113,085	98,923
Research and development	42,833	38,024
Total operating expenses	165,818	143,698
Loss from operations	(20,952)	(48,392)
Interest income	6,064	4,349
Income tax expense	(359)	(10)
Net loss	$(15,247)	$(44,053)

Comparison of Three-Month Periods Ended March 31, 2024 and March 31, 2023
Product Sales, Net
Net product sales were $144.8 million for the three-month period ended March 31, 2024 compared to $94.7 million for the three-month period ended March 31, 2023, which represents an increase of 53%. Net product sales for the periods presented are comprised of sales of CAPLYTA for the treatment of schizophrenia and bipolar depression.
Cost of Product Sales
Cost of product sales was $9.9 million for the three-month period ended March 31, 2024, compared to $6.8 million for the three-month period ended March 31, 2023, which represents an increase of 47%. Cost of product sales consisted primarily of product royalty fees, direct costs and overhead, all of which increased as a result of the increased sales volume.
We expect our product sales in future quarters will continue to be impacted by lower cost of product sales that excludes the cost of the drug product that was incurred prior to FDA approval until our sales of CAPLYTA include drug product that is manufactured entirely after the FDA approval. We expect that this will continue to be the case for the near-term and, as a result, our cost of product sales will be less than we anticipate it will be in future periods. We expect cost of product sales will increase in future quarters as minimum sales thresholds are met, resulting in royalty payment increases under the BMS License Agreement.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three-month period ended March 31, 2024 were $113.1 million as compared to $98.9 million in the three-month period ended March 31, 2023, which represents an increase of 14%.
Selling costs were $87.7 million for the three-month period ended March 31, 2024 as compared to selling costs of $76.5 million in the same period in 2023, which represents an increase of 15%. This increase is primarily due to increases of salaries, benefits and share-based compensation of $6.5 million, sales force costs of $3.9 million primarily due to the sales force expansion that occurred in the first half of 2023, and professional fees and other costs of $0.8 million. Compensation and related benefit costs for our sales and marketing functions for the three-month periods ended March 31, 2024 and 2023 constituted 32% and 33%, respectively, of our selling costs.

General and administrative expenses were $25.4 million for the three-month period ended March 31, 2024 as compared to $22.4 million in the same period in 2023, which represents an increase of 13%. This increase is due to increases in IT related services of $2.5 million and professional fees of $1.0 million, partially offset by a decrease in insurance and other costs of $0.5 million. Compensation and related benefit costs for our general and administrative functions for the three-month periods ended March 31, 2024 and 2023 constituted 24%, respectively, of our general and administrative costs.
Research and Development Expenses
The following tables set forth our research and development expenses for the three-month periods ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
External service costs	$30,524	$27,729
Internal and other costs	12,309	10,295
Total research and development expenses	$42,833	$38,024

	Three Months Ended March 31,
	2024	2023
Lumateperone costs	$27,603	$24,094
Non-lumateperone costs	7,010	7,534
Overhead and other costs	8,220	6,396
Total research and development expenses	$42,833	$38,024
Research and development expenses were $42.8 million for the three-month period ended March 31, 2024 as compared to $38.0 million in the same period in 2023, which represents an increase of approximately 13%. This increase is due primarily to increases of $3.5 million for lumateperone costs and $1.8 million for overhead and other costs, partially offset by a decrease of $0.5 million for non-lumateperone costs. External service costs increased by $2.8 million for the period due to the increased lumateperone and non-lumateperone clinical trials as well as other project costs. Internal and other costs increased by $2.0 million for the period due primarily to labor related costs and share-based compensation.
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
The successful development of our product candidates and the approval process requires substantial time, effort and financial resources, and is uncertain and subject to a number of risks. We cannot be certain that any of our product candidates will prove to be safe and effective, will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval, or will be granted marketing approval on a timely basis, if at all. Data from non-clinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval or could result in label warnings related to or recalls of approved products. We, the FDA, or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our product candidates. Other risks associated with our product candidates are described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as updated by the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and from time to time in our other periodic and current reports filed with the SEC.

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
As of March 31, 2024, our cash and cash equivalents, investment securities, and restricted cash totaled $477.4 million. In April 2024, we completed an underwritten public offering of shares of our common stock in which we sold an aggregate of 7,876,713 shares of common stock at a public offering price of $73.00 per share resulting in net proceeds to us of approximately $543.0 million, after deducting underwriting discounts and commissions and offering expenses. We invest cash in excess of our immediate requirements in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Whenever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances and investments with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such balances because these financial institutions are custodians of our investments.
During the three months ended March 31, 2024, we used $34.1 million of net cash in operating activities, a decrease from $60.1 million of net cash used in operating activities during the three months ended March 31, 2023. The decrease in net cash used in operations was primarily driven by the increased cash receipts in the period related to higher net product sales.
Based on our current operating plans, we expect that our existing cash, cash equivalents, investment securities, and product sales will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this quarterly report. During that time, we expect that our expenses will increase, primarily due to the continued commercialization of CAPLYTA for the treatment of schizophrenia and bipolar depression; the pre-commercialization activities, commercialization activities and related infrastructure expansion in connection with the commercialization of CAPLYTA, if approved, for the treatment of MDD; the development of lumateperone in our late-stage clinical programs; the development of our other product candidates, including PDE1 inhibitors, ITI-1284, ITI-333 and ITI-1549; and infrastructure expansion and general operations.
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
Our cash, cash equivalents, and investments are maintained in checking accounts, money market accounts, money market funds, U.S. government agency securities, certificates of deposit, commercial paper, corporate notes and corporate bonds at major financial institutions. Beginning in early 2022, interest rates began to rise, increasing our interest income. These rates began to stabilize in the second half of 2023 and have remained relatively consistent. During the three months ended March 31, 2024, we incurred unrealized losses primarily due to changes in interest rates. Due to the short-term nature of these investments and our intention to hold these investments to maturity, we do not expect to recognize these losses. Even with the rise or further potential rise in interest rates, we do not expect interest income to be a significant source of funding. In addition, our investment portfolio historically has not been adversely impacted by problems in the credit markets, but there can be no assurance that our investment portfolio will not be adversely affected in the future.
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
We have three kinds of long-term contractual commitments - operating leases, licensing and royalty commitments, and purchase obligations. Our operating lease for 32,000 square feet of useable laboratory and office space, as amended, has a term of 14.3 years ending in May 2029. Refer to Note 7 - Right of Use Assets and Lease Liabilities to our condensed consolidated financial statements for further details.
We entered into an exclusive license agreement with BMS for which we are obligated to make tiered single-digit percentage royalty payments on sales of licensed products. The amount of future royalty obligations are dependent on future net product sales of the licensed product. We may also be obligated to make other milestone payments to BMS for each licensed product of up to an aggregate of $14.75 million. Refer to Note 8 - Commitments and Contingencies to our condensed consolidated financial statements for further details.
In addition, we have entered into certain other long-term commitments for goods and services that are outstanding for periods greater than one year including clinical trial agreements. We have certain manufacturing service agreements committing the Company to certain minimum annual purchases through 2029. We also have entered into short-term agreements with various vendors and suppliers of goods and services in the normal course of operations through purchase orders. Such short-term agreements are settled by cash payments upon delivery of goods and services. The nature of the work being conducted under these agreements is such that, in most cases, the services may be stopped on short notice without penalty. In such event, we would not be liable for the full amount of the agreement.
Critical Accounting Policies and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies during the three-month period ended March 31, 2024.

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
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are also required to apply the disclosure requirements. The standard is effective for annual reporting periods beginning after December 15, 2023, and for interim reporting periods beginning January 1, 2025, with early adoption permitted. We currently evaluating the potential impact that this new standard will have on our consolidated financial statements and related disclosures.
Certain Factors That May Affect Future Results of Operations
The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: the accuracy of our estimates regarding expenses, revenues, uses of cash, cash equivalents and investment securities, capital requirements and the need for additional financing; our expectations regarding our commercialization of CAPLYTA; the supply and availability of and demand for our product; the initiation, cost, timing, progress and results of our development activities, non-clinical studies and clinical trials; the timing of and our ability to obtain and maintain regulatory approval, or submit an application for regulatory approval, of lumateperone and our other existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates; our plans to research, develop and commercialize lumateperone and our other current and future product candidates; the election by any collaborator to pursue research, development and commercialization activities; our ability to obtain future reimbursement and/or milestone payments from our collaborators; our ability to attract collaborators with development, regulatory and commercialization expertise; our ability to obtain and maintain intellectual property protection for our product candidates, including through our litigation against the ANDA Filers; our ability to successfully commercialize lumateperone and our other product candidates; the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials; our ability to obtain additional financing; our use of the proceeds from our securities offerings; our exposure to investment risk, interest rate risk, inflation risk, capital market risk, foreign currency fluctuations and geopolitical instability; and our ability to attract and retain key scientific, management, or sales and marketing personnel.

Words such as “may,” “anticipate,” “estimate,” “expect,” “may,” “project,” “intend,” “plan,” “believe,” “potential,” “predict,” “project,” “likely,” “will,” “would,” “could,” “should,” “continue” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: there are no guarantees that CAPLYTA will be commercially successful; we may encounter issues, delays or other challenges in commercializing CAPLYTA; whether CAPLYTA receives adequate reimbursement from third-party payors; the degree to which CAPLYTA receives acceptance from patients and physicians for its approved indications; challenges associated with execution of our sales activities, which in each case could limit the potential of our product; results achieved in CAPLYTA in the treatment of schizophrenia and bipolar depression following commercial launch of the product may be different than observed in clinical trials, and may vary among patients; challenges associated with supply and manufacturing activities, which in each case could limit our sales and the availability of our product; impacts on our business, including on the commercialization of CAPLYTA and our clinical trials, as a result of the conflicts in Ukraine and the Middle East; risks associated with our current and planned clinical trials; we may encounter unexpected safety or tolerability issues with CAPLYTA following commercial launch for the treatment of schizophrenia or bipolar depression or in ongoing or future trials and other development activities; our other product candidates may not be successful or may take longer and be more costly than anticipated; product candidates that appeared promising in earlier research and clinical trials may not demonstrate safety and/or efficacy in larger-scale or later clinical trials or in clinical trials for other indications; our proposals with respect to the regulatory path for our product candidates may not be acceptable to the FDA; there is no guarantee that a generic equivalent of CAPLYTA will not be approved and enter the market before the expiration of our patents; our reliance on collaborative partners and other third parties for development, commercialization, manufacturing or supply of our product and product candidates; risks related to increased interest rates, high rates of inflation, global supply chain disruptions, and geopolitical instability on our business; disruptions resulting from the impact of public health pandemics or epidemics (including, for example, the COVID-19 pandemic), man-made or natural disasters, cybersecurity incidents or other causes; and the other risk factors detailed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K, as updated under the heading “Risk Factors” from time to time in our subsequent periodic and current reports filed with the SEC.
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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity. As of March 31, 2024, we had cash, cash equivalents, investment securities and restricted cash of approximately $477.4 million, consisting of cash deposited in highly rated financial institutions in the United States and in short-term U.S. Treasury bonds, money market funds, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates as we intend and have the ability to hold our investments to maturity. Beginning in early 2022, interest rates began to rise, increasing our interest income. These rates began to stabilize in the second half of 2023 and have remained relatively consistent. During the first quarter of 2024, there was an unrealized loss due to increases in interest rates that resulted in a net unrealized loss position of $0.4 million as of March 31, 2024.
Inflation Risk. Inflation generally affects us by increasing our cost of labor, clinical trial costs, and other outsourced activities. To date, inflation has not had a material impact on our business. Should global inflation increase in the future, we expect increases in clinical trial, selling, labor, and other operating costs. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases of our product. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Capital Market Risk. Although we receive product revenues from commercial sales of CAPLYTA, we may in the future, depend on funds raised through other sources. One possible source of funding is through further securities offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price among other things.
Foreign Currency Risk. Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, our foreign currency exposure has been limited so we have not hedged for this exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our results of operations or our cash flows. For the three-month periods ended March 31, 2024 and 2023, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, our results of operations or our cash flows.
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
(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three-month period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
As previously disclosed, in February 2024, we received notices from Alkem Laboratories Ltd., Aurobindo Pharma USA, Inc. and Aurobindo Pharma Ltd., Dr. Reddy’s Laboratories Inc. (on behalf of Dr. Reddy’s Laboratories Ltd.), MSN Laboratories Private Ltd., Sandoz Inc., Hetero USA, Inc. (the U.S. Regulatory Agent for Hetero Labs Limited Unit - V, a division of Hetero Labs Limited) and Zydus Pharmaceuticals (USA), Inc., which we refer to as ANDA Filers, that each company had filed an abbreviated new drug application, or ANDA, with the FDA seeking approval of generic version of CAPLYTA. The ANDAs each contained Paragraph IV Patent Certifications alleging that certain of our patents covering CAPLYTA are invalid and/or will not be infringed by each ANDA Filer’s manufacture, use or sale of the medicine for which the ANDA was submitted.
Under the Federal Food, Drug, and Cosmetic Act, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, or the FDCA, we had 45 days from receipt of the notice letters to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court to trigger a stay precluding the FDA’s approval of any ANDA from being effective any earlier than 7.5 years from the date of approval of the CAPLYTA new drug application or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. After conducting the necessary due diligence, and within the 45 day period required under the FDCA, we filed lawsuits on March 27, 2024 and March 28, 2024 in the U.S. Federal District Court for the District of New Jersey against each of the seven generic drug manufacturers who notified us of their ANDA filings. Our lawsuits seek a declaratory judgment that our patents have been infringed by the respective ANDA Filer, an order that any FDA approval of the ANDA Filer's product be not earlier than the date of the expiration of our applicable patents, injunctions against the commercialization of the ANDA Filer's product prior to such expiration date, and an award for attorneys' fees, costs and expenses.
While we intend to vigorously defend and enforce our intellectual property rights protecting CAPLYTA, we can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful, or that a generic equivalent of CAPLYTA will not be approved and enter the market before the expiration of our patents.
Item 1A. RISK FACTORS
There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 22, 2024.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
Not applicable.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended March 31, 2024.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION

During the fiscal quarter ended March 31, 2024, the following director adopted a "Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K of the Exchange Act):

•On March 6, 2024, Robert Van Nostrand, a director of the Company, adopted a Rule 10b5-1 Sales Plan. The plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of up to an aggregate of 20,000 shares of our common stock until June 28, 2024. These 20,000 shares of our common stock are issuable upon the exercise of stock options held by Mr. Van Nostrand that expire on June 30, 2024.

There were no "non-Rule 10b5-1 trading arrangements" (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended March 31, 2024 by our directors and executive officers.

Item 6.    EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1	Non-Employee Director Compensation Policy, as amended*	X

10.2	Form of Performance-based Restricted Stock Unit Award Agreement*	X

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023 (audited), (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three months ended March 31, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).
X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*     Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: May 7, 2024	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman and Chief Executive Officer

Date: May 7, 2024	By:	/s/ Lawrence J. Hineline
Lawrence J. Hineline
Senior Vice President of Finance and Chief Financial Officer