Form 10-Q
period 2024-06-30
Intra-Cellular Therapies, Inc.
filed 2024-08-07
CIK 1567514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2024, the registrant had 105,666,925 shares of common stock outstanding.

Intra-Cellular Therapies, Inc.
In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” mean Intra-Cellular Therapies, Inc. and our subsidiary. “ITI” refers to our wholly-owned subsidiary ITI, Inc.
i

PART I: FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Intra-Cellular Therapies, Inc. and Subsidiary
Condensed Consolidated Balance Sheets (in thousands except share and per share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$693,306	$147,767
Investment securities, available-for-sale	329,601	350,174
Restricted cash	1,750	1,750
Accounts receivable, net	145,714	114,018
Inventory	20,082	11,647
Prepaid expenses and other current assets	73,798	42,443
Total current assets	1,264,251	667,799
Property and equipment, net	1,445	1,654
Right of use assets, net	14,507	12,928
Inventory, non-current	32,562	38,621
Other assets	7,739	7,293
Total assets	$1,320,504	$728,295
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,548	$11,452
Accrued and other current liabilities	39,713	27,944
Accrued customer programs	77,971	53,173
Accrued employee benefits	22,372	27,364
Operating lease liabilities	4,171	3,612
Total current liabilities	161,775	123,545
Operating lease liabilities, non-current	14,117	13,326
Total liabilities	175,892	136,871
Stockholders’ equity:
Common stock, $0.0001 par value: 175,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively; 105,624,902 and 96,379,811 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	11	10
Additional paid-in capital	2,793,896	2,208,470
Accumulated deficit	(1,648,627)	(1,617,160)
Accumulated comprehensive (loss) income	(668)	104
Total stockholders’ equity	1,144,612	591,424
Total liabilities and stockholders’ equity	$1,320,504	$728,295
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Condensed Consolidated Statements of Operations (in thousands except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Product sales, net	$161,276	$110,128	$306,119	$204,859
Grant revenue	112	664	135	1,239
Total revenues, net	161,388	110,792	306,254	206,098
Operating expenses:
Cost of product sales	11,354	7,163	21,254	13,914
Selling, general and administrative	121,574	101,014	234,659	199,937
Research and development	56,183	49,794	99,016	87,818
Total operating expenses	189,111	157,971	354,929	301,669
Loss from operations	(27,723)	(47,179)	(48,675)	(95,571)
Interest income	11,560	4,530	17,624	8,879
Loss before provision for income taxes	(16,163)	(42,649)	(31,051)	(86,692)
Income tax expense	(57)	(135)	(416)	(145)
Net loss	$(16,220)	$(42,784)	$(31,467)	$(86,837)
Net loss per common share:
Basic & Diluted	$(0.16)	$(0.45)	$(0.31)	$(0.91)
Weighted average number of common shares:
Basic & Diluted	103,723,007	95,948,063	100,299,141	95,543,626

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Condensed Consolidated Statements of Comprehensive Loss (in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(16,220)	$(42,784)	$(31,467)	$(86,837)
Other comprehensive (loss) gain:
Unrealized (loss) gain on investment securities	(238)	430	(772)	1,922
Comprehensive loss	$(16,458)	$(42,354)	$(32,239)	$(84,915)
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Condensed Consolidated Statements of Stockholders’ Equity (in thousands except share and per share amounts) (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	94,829,794	$9	$2,137,737	$(1,477,486)	$(4,190)	$656,070
Exercise of stock options and issuances of restricted stock	849,827	1	3,639	—	—	3,640
Stock issued for services	408	—	22	—	—	22
Share-based compensation	—	—	10,439	—	—	10,439
Net loss	—	—	—	(44,053)	—	(44,053)
Other comprehensive gain	—	—	—	—	1,492	1,492
Balance at March 31, 2023	95,680,029	$10	$2,151,837	$(1,521,539)	$(2,698)	$627,610
Exercise of stock options and issuances of restricted stock	402,994	—	8,585	—	—	8,585
Stock issued for services	364	—	23	—	—	23
Share-based compensation	—	—	13,226	—	—	13,226
Net loss	—	—	—	(42,784)	—	(42,784)
Other comprehensive loss	—	—	—	—	430	430
Balance at June 30, 2023	96,083,387	$10	$2,173,671	$(1,564,323)	$(2,268)	$607,090

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	96,379,811	$10	$2,208,470	$(1,617,160)	$104	$591,424
Exercise of stock options and issuances of restricted stock	1,097,668	—	9,989	—	—	9,989
Stock issued for services	339	—	23	—	—	23
Share-based compensation	—	—	13,843	—	—	13,843
Net loss	—	—	—	(15,247)	—	(15,247)
Other comprehensive loss	—	—	—	—	(534)	(534)
Balance at March 31, 2024	97,477,818	$10	$2,232,325	$(1,632,407)	$(430)	$599,498
Common shares issued	7,876,713	1	543,085	—	—	543,086
Exercise of stock options and issuances of restricted stock	270,026	—	2,093	—	—	2,093
Stock issued for services	345	—	23	—	—	23
Share-based compensation	—	—	16,370	—	—	16,370
Net loss	—	—	—	(16,220)	—	(16,220)
Other comprehensive loss	—	—	—	—	(238)	(238)
Balance at June 30, 2024	105,624,902	$11	$2,793,896	$(1,648,627)	$(668)	$1,144,612
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (in thousands) (Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows used in operating activities
Net loss	$(31,467)	$(86,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	261	257
Share-based compensation	30,213	23,665
Stock issued for services	46	45
Amortization of premiums and accretion of discounts on investment securities, net	(4,196)	(3,670)
Changes in operating assets and liabilities:
Accounts receivable, net	(31,696)	(20,775)
Inventory	(2,376)	(17,975)
Prepaid expenses and other assets	(31,801)	(417)
Accounts payable	6,096	(2,662)
Accrued and other current liabilities	11,769	7,799
Accrued customer programs	24,798	6,089
Accrued employee benefits	(4,992)	(1,373)
Operating lease liabilities, net	(229)	(1,014)
Net cash used in operating activities	(33,574)	(96,868)
Cash flows provided by investing activities
Purchases of investments	(169,570)	(174,411)
Maturities of investments	193,568	252,697
Purchases of property and equipment	(53)	—
Net cash provided by investing activities	23,945	78,286
Cash flows provided by financing activities
Proceeds from exercise of stock options	12,082	12,225
Proceeds from sale of common stock, net	543,086	—
Net cash provided by financing activities	555,168	12,225
Net increase (decrease) in cash, cash equivalents, and restricted cash	545,539	(6,357)
Cash, cash equivalents, and restricted cash at beginning of period	149,517	150,365
Cash, cash equivalents, and restricted cash at end of period	$695,056	$144,008
Non-cash investing and financing activities
Right of use assets under operating leases	$2,548	$—
Supplemental cash flow information
Cash paid for taxes	$1,364	$6

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	June 30,
	2024	2023
Cash and cash equivalents	$693,306	$142,258
Restricted cash	1,750	1,750
Total cash, cash equivalents and restricted cash	$695,056	$144,008
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024
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
In April 2024, the Company completed a public offering of common stock in which the Company sold 7,876,713 shares of common stock at a public offering price of $73.00 per share for aggregate gross proceeds of $575.0 million. After deducting underwriting discounts, commissions and offering expenses, the net proceeds to the Company were approximately $543.1 million.
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
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are also required to apply the disclosure requirements. The standard is effective for annual reporting periods beginning after December 15, 2023, and for interim reporting periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential impact that this new standard will have on its consolidated financial statements and related disclosures.
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
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable, net from customers and cash, cash equivalents and investments held at financial institutions. For the six-month period ended June 30, 2024, 97% of product sales were generated from three major industry wholesalers.
Three individual customers accounted for approximately 35%, 26%, and 36% as well as 37%, 30%, and 29% of product sales for the six-month periods ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company continues to believe that such customers are of high credit quality.
Cash equivalents are held with major financial institutions in the United States. Certificates of deposit, cash and cash equivalents held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.
3. Investment Securities
Investment securities consisted of the following (in thousands):

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$91,148	$5	$(142)	$91,011
FDIC Certificates of Deposit	1,470	—	(1)	1,469
Certificates of Deposit	60,000	—	—	60,000
Commercial Paper	33,669	—	(19)	33,650
Corporate Notes/Bonds	163,982	6	(517)	163,471
	$350,269	$11	$(679)	$349,601

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$150,651	$148	$(204)	$150,595
FDIC Certificates of Deposit	4,410	2	(12)	4,400
Certificates of Deposit	60,000	—	—	60,000
Commercial Paper	78,610	59	(27)	78,642
Corporate Notes/Bonds	118,899	281	(143)	119,037
	$412,570	$490	$(386)	$412,674
The Company has classified all of its investment securities as available-for-sale, including those with maturities beyond one year, as current assets on the condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of June 30, 2024 and December 31, 2023, the Company held $110.7 million and $77.8 million, respectively, of available-for-sale investment securities with contractual maturity dates more than one year and less than two years, with the remainder of the available-for-sale investment securities having contractual maturity dates less than one year. Accrued interest receivable from investment securities as of June 30, 2024 and December 31, 2023 was $2.7 million and $2.3 million, respectively, and are included within prepaid expenses and other current assets.

The aggregate related fair value of investments with unrealized losses as of June 30, 2024 was $274.7 million, which consisted of $81.0 million of U.S. government agency securities, $1.5 million of certificates of deposit, $33.7 million of commercial paper, and $158.5 million of corporate notes/bonds. $16.2 million of the aggregate fair value of investments with unrealized losses as of June 30, 2024 has been held in a continuous unrealized loss position for over 12 months, with the remaining $258.5 million held in a continuous unrealized loss position for less than 12 months. As of December 31, 2023, the aggregate related fair value of investments with unrealized losses was $165.2 million. $70.1 million of the aggregate fair value of investments with unrealized losses as of December 31, 2023 had been held in a continuous unrealized loss position for more than 12 months, with the remaining $95.1 million held in a continuous unrealized loss position for less than 12 months.
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
The Company had no assets or liabilities that were measured using prices with significant unobservable inputs (Level 3 assets and liabilities) as of June 30, 2024 and December 31, 2023. The carrying value of cash held in money market funds of $81.9 million as of June 30, 2024 and $10.7 million as of December 31, 2023 is included in cash and cash equivalents on the condensed consolidated balance sheets and approximates market value based on quoted market prices or Level 1 inputs. The carrying value of cash held in certificates of deposit of $20.0 million as of June 30, 2024 is included in cash and cash equivalents. The carrying value of cash held in U.S. government agency securities of $2.5 million and certificates of deposit of $60.0 million as of December 31, 2023 is included in cash and cash equivalents.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$81,940	$81,940	$—	$—
U.S. Government Agency Securities	91,011	—	91,011	—
FDIC Certificates of Deposit	1,469	—	1,469	—
Certificates of Deposit	60,000	—	60,000	—
Commercial Paper	33,650	—	33,650	—
Corporate Notes/Bonds	163,471	—	163,471	—
	$431,541	$81,940	$349,601	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$10,698	$10,698	$—	$—
U.S. Government Agency Securities	150,595	—	150,595	—
FDIC Certificates of Deposit	4,400	—	4,400	—
Certificates of Deposit	60,000	—	60,000	—
Commercial Paper	78,642	—	78,642	—
Corporate Notes/Bonds	119,037	—	119,037	—
	$423,372	$10,698	$412,674	$—
5. Inventory
Inventory consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$32,562	$38,621
Work in process	12,151	4,277
Finished goods	7,931	7,370
Total	52,644	50,268
Less: Current portion	(20,082)	(11,647)
Total inventory, non-current	$32,562	$38,621
As of June 30, 2024 and December 31, 2023, the Company has recorded $8.0 million and $7.7 million, respectively, in inventory on the condensed consolidated balance sheets which is subject to supplemental regulatory procedures but the Company believes it is probable that such inventory has future economic benefit.

6. Prepaid and Other Assets
Prepaid expenses and other assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid operating expenses	$27,990	$19,465
Production campaign deposits	24,202	15,127
Clinical trial advances	24,778	11,630
Prefunded customer programs	4,567	3,514
Total	81,537	49,736
Less: Current portion	(73,798)	(42,443)
Total other assets	$7,739	$7,293
7. Right of Use Assets and Lease Liabilities
In 2014, the Company entered into a long-term lease with a related party, which, as amended, provided for a lease of useable laboratory and office space located in New York, New York. A member of the Company’s board of directors is the Executive Chairman of the parent company to the landlord under this lease. Concurrent with this lease, the Company entered into a license agreement to occupy certain vivarium-related space in the same facility for the same term and rent escalation provisions as the lease. This license has the primary characteristics of a lease and is characterized as a lease in accordance with ASC Topic 842, Leases, for accounting purposes. In September 2018, the Company further amended the lease to obtain an additional office space beginning October 1, 2018 and to extend the term of the lease for previously acquired space. The lease, as amended, has a term of 14.3 years ending in May 2029. In May 2024, the Company entered into a long-term lease of office space in Bedminster, New Jersey. The lease has a term of 5.7 years ending in February 2030.
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
The following table presents the weighted average remaining lease term, and the weighted average discount rates related to leases as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Other information
Weighted average remaining lease term	4.9 years	5.3 years
Weighted average discount rate	8.83%	9.07%

The following table presents the lease cost for the six-month periods ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Lease cost
Operating lease cost	$1,974	$2,003
Variable lease cost	844	724
Short-term lease cost	1,216	599
	$4,034	$3,326
Maturity analysis under the lease agreements is as follows (in thousands):

Six months ending December 31, 2024	$2,165
Year ending December 31, 2025	4,436
Year ending December 31, 2026	4,513
Year ending December 31, 2027	4,573
Year ending December 31, 2028	4,707
Thereafter	2,351
Total	22,745
Less: Present value discount	(4,457)
Total operating lease liability	18,288
Less: Current portion	(4,171)
Operating lease liabilities, non-current	$14,117
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

Purchase Commitments
The Company enters into certain long-term commitments for goods and services that are outstanding for periods greater than one year. The manufacturing service agreements commit the Company to certain minimum annual purchase commitments for which the Company anticipates making payments within the years 2025 through 2029. As of June 30, 2024, the Company has committed to purchasing production campaigns for various raw materials including active pharmaceutical ingredients (“API”) and its intermediates from each of its supply vendors. The current campaigns are expected to be received into inventory through 2027. Over the course of the vendors’ manufacturing period, the Company will remit payments to each vendor based on the payment plan set forth in their respective agreements. The Company has paid deposits of $24.2 million and $15.1 million as of June 30, 2024 and December 31, 2023, respectively, related to these campaigns. Of the $24.2 million balance as of June 30, 2024, $16.6 million is recorded within prepaid expenses and other current assets as the campaigns are expected to be received within one year of the balance sheet date and $7.6 million is recorded within other assets on the condensed consolidated balance sheet as the campaigns are expected to be received after June 30, 2025. Of the $15.1 million balance as of December 31, 2023, $7.9 million is recorded within prepaid expenses and other current assets and $7.2 million is recorded within other assets on the condensed consolidated balance sheet.
9. Share-Based Compensation
Total share-based compensation expense related to all of the Company's share-based awards, including stock options and restricted stock units (“RSUs”), granted to employees and directors recognized during the six-month periods ended June 30, 2024 and 2023, was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Inventoriable costs	$491	$420	$908	$762
Selling, general and administrative	10,808	8,725	20,025	15,705
Research and development	5,071	4,081	9,280	7,198
Total share-based compensation expense	$16,370	$13,226	$30,213	$23,665
Information regarding the stock options activity, including with respect to grants to employees and directors under the Amended and Restated 2018 Equity Incentive Plan (the Amended 2018 Plan) and 2019 Inducement Award Plan (the 2019 Inducement Plan) as of June 30, 2024, and changes during the six-month period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2023	4,239,982	$28.22	5.2 years
Options granted 2024	17,288
Options exercised 2024	(574,301)
Options canceled or expired 2024	(9,347)
Outstanding at June 30, 2024	3,673,622	$29.38	5.1 years
Vested and expected to vest at June 30, 2024	3,673,622	$29.38
Exercisable at June 30, 2024	3,320,956	$26.94	4.7 years

The fair value of the time-based RSUs is based on the closing price of the Company’s common stock on the date of grant. Information regarding the time-based RSU activity, including with respect to grants to employees under the Amended 2018 Plan and 2019 Inducement Plan, and changes during the six-month period ended June 30, 2024 is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2023	1,645,130	$48.92	1.0 year
Time-based RSUs granted in 2024	1,033,819
Time-based RSUs vested in 2024	(719,864)
Time-based RSUs cancelled in 2024	(29,622)
Outstanding at June 30, 2024	1,929,463	$59.99	1.4 years
As of June 30, 2024, there were $99.6 million of unrecognized compensation costs estimated related to unvested time-based RSUs.
10. Loss Per Share
The following share-based awards were excluded in the calculation of diluted net loss per common share because their effect could be anti-dilutive as applied to the loss from operations for the three and six-month periods ended June 30, 2024 and 2023:

	Three and Six Months Ended June 30,
	2024	2023

Stock options	3,673,622	4,515,188
RSUs	2,153,965	1,841,855

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
Overview
We are a biopharmaceutical company focused on the discovery, clinical development and commercialization of innovative, small molecule drugs that address underserved medical needs primarily in psychiatric and neurological disorders. In December 2019, CAPLYTA® (lumateperone) was approved by the U.S. Food and Drug Administration (FDA), for the treatment of schizophrenia in adults (42 mg/day) and we initiated the commercial launch of CAPLYTA in March 2020. In December 2021, CAPLYTA was approved by the FDA for the treatment of bipolar depression in adults (42 mg/day). We initiated the commercial launch of CAPLYTA for the treatment of bipolar depression in December 2021. Additionally, in April 2022, the FDA approved two additional dosage strengths of CAPLYTA, 10.5 mg and 21 mg capsules, to provide dosage recommendations for patients concomitantly taking strong or moderate CYP3A4 inhibitors, and 21 mg capsules for patients with moderate or severe hepatic impairment (Child-Pugh class B or C). We initiated the commercial launch of these special population doses in August 2022. As used in this report, “CAPLYTA” refers to lumateperone approved by the FDA for the treatment of schizophrenia in adults and for the treatment of bipolar depression in adults, and “lumateperone” refers to, where applicable, CAPLYTA as well as lumateperone for the treatment of indications beyond schizophrenia and bipolar depression.
Lumateperone is in Phase 3 clinical development as a novel treatment for major depressive disorder, or MDD.
In April 2024, we announced positive topline results from our Phase 3 clinical trial, Study 501, evaluating lumateperone 42 mg as an adjunctive therapy to antidepressants for the treatment of MDD. Lumateperone 42 mg given once daily as adjunctive therapy to antidepressants met the primary endpoint in Study 501 by demonstrating a statistically significant and clinically meaningful reduction in the Montgomery Asberg Depression Rating Scale (MADRS) total score compared to placebo at Week 6. In the modified intent-to-treat (mITT) study population, the least squares (LS) mean reduction from baseline for lumateperone 42 mg was 14.7 points, versus 9.8 points for placebo (LS mean difference = -4.9 points; p<0.0001; ES= 0.61). Lumateperone 42 mg also met the key secondary endpoint in the study by demonstrating a statistically significant and clinically meaningful reduction in the Clinical Global Impression Scale for Severity of Illness (CGI-S) score compared to placebo at Week 6 (p<0.0001; ES= 0.67). Statistically significant efficacy was seen at the earliest time point tested (Week 1) and maintained throughout the study in both the primary and the key secondary endpoints. In this study, lumateperone 42 mg robustly improved depressive symptoms as reported by patients as measured by the Quick Inventory of Depressive Symptomatology Self Report (QIDS-SR-16) (p<0.0001). Lumateperone was generally safe and well-tolerated in this study. The most commonly reported adverse events that were observed at a rate greater than or equal to 5% and greater than twice the rate of placebo in the total population were dry mouth (10.8%), fatigue (9.5%) and tremor (5.0%). Adverse events were mostly mild to moderate and resolved within a short period of time. These adverse events were similar to those seen in prior studies of lumateperone as a treatment for bipolar depression and schizophrenia.

In June 2024, we announced positive topline results from our Phase 3 clinical trial, Study 502, evaluating lumateperone 42 mg as an adjunctive therapy to antidepressants for the treatment of MDD. Lumateperone 42 mg given once daily as adjunctive therapy to antidepressants met the primary endpoint in Study 502 by demonstrating a statistically significant and clinically meaningful reduction in the MADRS total score compared to placebo at Week 6. In the mITT study population, the LS mean reduction from baseline for lumateperone 42 mg was 14.7 points, versus 10.2 points for placebo (LS mean difference = -4.5 points; p<0.0001; ES= 0.56). Numerical improvement versus placebo on the MADRS total score was seen as early as Week 1 and statistically significant efficacy was seen at Week 2 and maintained throughout the study. Lumateperone 42 mg also met the key secondary endpoint in the study by demonstrating a statistically significant and clinically meaningful reduction in the CGI-S score compared to placebo at Week 6 (p<0.0001; ES=0.51). Statistically significant separation on the CGI-S versus placebo was observed starting at Week 3 and maintained throughout the study. In this study, lumateperone 42 mg robustly improved depressive symptoms as reported by patients as measured by the QIDS-SR-16 (p<0.0001). Lumateperone was generally safe and well-tolerated in this study. The most commonly reported adverse events that were observed at a rate greater than or equal to 5% and greater than twice the rate of placebo in the total population were dizziness, somnolence, dry mouth, nausea, diarrhea and fatigue. Adverse events were mostly mild to moderate and resolved within the course of the study. These adverse events were similar to those seen in prior studies of lumateperone as a treatment for MDD, bipolar depression and schizophrenia.
We are currently conducting an additional global Phase 3 clinical trial, Study 505, evaluating lumateperone 42 mg as an adjunctive therapy to antidepressants for the treatment of MDD. We are also conducting an open label roll-over study, Study 503, to assess long-term safety in this patient population. We expect to submit an sNDA with the FDA for approval of lumateperone as an adjunctive therapy to antidepressants for the treatment of MDD in the second half of 2024.
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

Within the lumateperone portfolio, we have conducted or are in the process of conducting studies with pediatric patients in schizophrenia, bipolar disorder and irritability associated with autism spectrum disorder. Our lumateperone pediatric program includes a double-blind, placebo-controlled study in bipolar depression and two double-blind, placebo-controlled studies in irritability associated with autism spectrum disorder. Additionally, the program includes an open-label safety study in schizophrenia and bipolar disorder. Patient enrollment is ongoing in the open-label safety study as well as in the double-blind, placebo-controlled study in bipolar depression. We expect to begin enrollment in the two double-blind, placebo-controlled studies in irritability associated with autism spectrum disorder in the second half of 2024. Also, in the second quarter of 2024, we initiated two multicenter, randomized, double-blind, placebo-controlled, Phase 3 studies evaluating lumateperone in adults in the acute treatment of manic or mixed episodes associated with bipolar I disorder (bipolar mania). In addition, we are developing a long-acting injectable, or LAI, formulation to provide more treatment options to patients suffering from mental illness. We have conducted a Phase 1 single ascending dose study with an LAI formulation. This study evaluated the pharmacokinetics, safety and tolerability of a lumateperone LAI in patients with stable symptoms of schizophrenia and was generally safe and well-tolerated. We are evaluating several additional formulations of a lumateperone LAI with treatment durations of one month and longer. We have completed all non-clinical studies to support the initiation of a Phase 1 study with additional formulations of our LAI. We expect to commence clinical conduct in this study in the second half of 2024. Given the encouraging efficacy and favorable safety profile to date with oral lumateperone, we believe that an LAI option, in particular, may lend itself to being an important formulation choice for certain patients.
We are developing ITI-1284-ODT-SL for the treatment of generalized anxiety disorder, psychosis in Alzheimer's disease and agitation in patients with Alzheimer's disease. ITI-1284-ODT-SL is a deuterated form of lumateperone, a new molecular entity formulated as an oral disintegrating tablet for sublingual administration. ITI-1284-ODT-SL is formulated as an oral solid dosage form that dissolves almost instantly when placed under the tongue, allowing for ease of use in the elderly and may be particularly beneficial for patients who have difficulty swallowing conventional tablets. Phase 1 single and multiple ascending dose studies in healthy volunteers and healthy elderly volunteers (> than 65 years of age) evaluated the safety, tolerability and pharmacokinetics of ITI-1284-ODT-SL. In these studies, there were no reported serious adverse events in either age group. In the elderly cohort, reported adverse events were infrequent with the most common adverse event being transient dry mouth (mild). Based on these results, we have initiated Phase 2 programs evaluating ITI-1284-ODT-SL for the treatment of generalized anxiety disorder, psychosis in Alzheimer's disease and agitation in patients with Alzheimer’s disease. The FDA has informed us that they do not believe the deuterated and undeuterated forms of lumateperone are identical. As a result, the non-clinical data from lumateperone may not be broadly applied to ITI-1284-ODT-SL, and we conducted additional toxicology studies. These studies have been completed and we have commenced patient enrollment in our Phase 2 study evaluating ITI-1284-ODT-SL as adjunctive therapy to anti-anxiety medications in patients with generalized anxiety disorder. We expect to initiate patient enrollment in Phase 2 study evaluating ITI-1284-ODT-SL as monotherapy in patients with generalized anxiety disorder in the second half of 2024. We have also initiated patient enrollment in a Phase 2 clinical study evaluating ITI-1284-ODT-SL as monotherapy in patients with psychosis associated with Alzheimer’s disease. We anticipate commencing patient enrollment in our Phase 2 program in agitation associated with Alzheimer’s disease in the second half of 2024. We are continuing with Phase 1 studies with ITI-1284-ODT-SL, including drug-drug interaction studies.
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
We also have the ITI-1500 program focused on the development of novel non-hallucinogenic psychedelics, which we refer to as neuroplastogens. Compounds in this series interact with serotonergic (5-HT2a) receptors in a unique way, potentially allowing the development of this new drug class in mood, anxiety and other neuropsychiatric disorders without the liabilities of known psychedelics including the hallucinogenic potential and risk for cardiac valvular pathologies. Our lead compound in this program, ITI-1549, is currently being evaluated in IND enabling studies and is expected to enter human testing in 2025.
Results of Operations
The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.
Revenues

Revenues are comprised primarily of net product sales of our commercial product, CAPLYTA, in the United States. Our net product sales of CAPLYTA represent sales primarily to wholesalers and specialty distributors and reflect certain adjustments deducted from product sales, gross to arrive at product sales, net.
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
Selling expenses are incurred in three major categories:
•salaries, share-based compensation and related benefit costs of a dedicated sales force and commercial organization;
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
A portion of product sold through June 30, 2024 consisted of active pharmaceutical ingredient (API) and drug product that was previously charged to research and development expenses prior to FDA approval of CAPLYTA. Because the Company’s policy does not allow for the capitalization of the cost of drug product that was incurred prior to FDA approval, the cost of drug product sold is lower than it would have been and has a positive impact on our cost of product sales for the three and six-month periods ended June 30, 2024 and 2023. We expect to continue to have this favorable impact on cost of product sales and related product gross margins until the cost of our sales of CAPLYTA include drug product that is manufactured entirely after the FDA approval. We expect that this will be the case for the near term and, as a result, our cost of product sales is less than we anticipate it will be in future periods. In addition, as our net product sales increase and, we exceed certain sales thresholds, the applicable royalty rate for payments we make under our License Agreement with Bristol Myers Squibb (BMS) increases, which results in an increase to cost of product sales.
We expect that our selling, general and administrative costs will increase from prior periods primarily due to costs associated with our planned sales force expansion, promotional activities to support the commercial sales of CAPLYTA, as well as costs associated with expanding our infrastructure and anticipated increases in professional fees. During the third quarter of 2024, we are expanding our sales force by approximately 150 representatives who will focus on commercial sales of CAPLYTA to primary care physicians. We also expect that research and development expenses will increase moderately as we are expanding our clinical trial programs and pre-clinical development activities. We granted significant share-based awards in 2024 and 2023. We expect to continue to grant share-based awards in the future. We expect that our growing employee base will increase our share-based compensation expense in future periods. In addition, inflation has and may continue to affect us by increasing clinical trial and other operational costs. To date, inflation has not had a material impact on our business, but if the global inflationary trends continue, we expect appreciable increases in clinical trial, selling, labor, and other operating costs.

The following table sets forth our revenues, operating expenses, interest income, income tax expense and net loss for the three and six-month periods ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Product sales, net	$161,276	$110,128	$306,119	$204,859
Grant revenue	112	664	135	1,239
Total revenues	161,388	110,792	306,254	206,098
Expenses
Cost of product sales	11,354	7,163	21,254	13,914
Selling, general and administrative	121,574	101,014	234,659	199,937
Research and development	56,183	49,794	99,016	87,818
Total operating expenses	189,111	157,971	354,929	301,669
Loss from operations	(27,723)	(47,179)	(48,675)	(95,571)
Interest income	11,560	4,530	17,624	8,879
Income tax expense	(57)	(135)	(416)	(145)
Net loss	$(16,220)	$(42,784)	$(31,467)	$(86,837)
Comparison of Three and Six-Month Periods Ended June 30, 2024 and June 30, 2023
Product Sales, Net
Net product sales for the periods presented are comprised of sales of CAPLYTA for the treatment of schizophrenia and bipolar depression. Net product sales were $161.3 million and $306.1 million for the three and six-month periods ended June 30, 2024 compared to $110.1 million and $204.9 million for the three and six-month periods ended June 30, 2023, which represents increases of 46% and 49%, respectively. These increases are due primarily to continued growth in sales volume of CAPLYTA for the treatment of schizophrenia and for the treatment of bipolar depression, driven primarily by prescription growth.
Cost of Product Sales
Cost of product sales was $11.4 million and $21.3 million for the three and six-month periods ended June 30, 2024, compared to $7.2 million and $13.9 million for the three and six-month periods ended June 30, 2023, which represents increases of 58% and 53%. Cost of product sales consisted primarily of product royalty fees, direct costs and overhead, all of which increased as a result of the increased sales volume.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three-month period ended June 30, 2024 were $121.6 million as compared to $101.0 million in the three-month period ended June 30, 2023, which represents an increase of 20%.
Selling costs were $92.9 million for the three-month period ended June 30, 2024 as compared to selling costs of $76.1 million in the same period in 2023, which represents an increase of 22%. This increase is primarily due to increases of marketing and advertising costs of $8.9 million, salaries, benefits, and share-based compensation of $5.8 million and professional fees and other costs of $2.1 million. Compensation and related benefit costs for our sales and marketing functions for the three-month periods ended June 30, 2024 and 2023 constituted 32% and 38%, respectively, of our selling costs.
General and administrative expenses were $28.7 million for the three-month period ended June 30, 2024 as compared to $24.9 million in the same period in 2023, which represents an increase of 15%. This increase is due to increases in IT related services of $2.7 million and professional fees and other costs of $1.1 million. Compensation and related benefit costs for our general and administrative functions for the three-month periods ended June 30, 2024 and 2023 constituted 26% and 24%, respectively, of our general and administrative costs.

Selling, general and administrative expenses for the six-month period ended June 30, 2024 were $234.7 million as compared to $199.9 million in the six-month period ended June 30, 2023, which represents an increase of 17%.
Selling costs were $180.6 million for the six-month period ended June 30, 2024 as compared to selling costs of $152.5 million in the same period in 2023, which represents an increase of 18%. This increase is primarily due to increases of salaries, benefits and share-based compensation of $12.3 million, marketing and advertising costs of $7.8 million, commercialization costs of $6.2 million and professional fees and other costs of $1.8 million. Compensation and related benefit costs for our sales and marketing functions for the six-month periods ended June 30, 2024 and 2023 constituted 32% and 35%, respectively, of our selling costs.
General and administrative expenses were $54.1 million for the six-month period ended June 30, 2024 as compared to $47.4 million in the same period in 2023, which represents an increase of 14%. This increase is due to increases in IT related services of $5.3 million and professional fees and other costs of $1.4 million. Compensation and related benefit costs for our general and administrative functions for the six-month periods ended June 30, 2024 and 2023 constituted 25% and 24%, respectively, of our general and administrative costs.
Research and Development Expenses
The following tables set forth our research and development expenses for the three and six-month periods ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
External service costs	$42,317	$37,727	$72,841	$65,456
Internal and other costs	13,866	12,067	26,175	22,362
Total research and development expenses	$56,183	$49,794	$99,016	$87,818

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lumateperone costs	$32,120	$31,267	$59,723	$55,361
Non-lumateperone costs	14,466	10,522	21,476	18,056
Overhead and other costs	9,597	8,005	17,817	14,401
Total research and development expenses	$56,183	$49,794	$99,016	$87,818
Research and development expenses were $56.2 million for the three-month period ended June 30, 2024 as compared to $49.8 million in the same period in 2023, which represents an increase of 13%. This increase is due primarily to increases of $3.9 million for non-lumateperone costs, $1.6 million for overhead and other costs, and $0.9 million for lumateperone costs. External service costs increased by $4.6 million for the period due to the increased lumateperone and non-lumateperone clinical trials as well as other project costs. Internal and other costs increased by $1.8 million for the period due primarily to labor related costs and share-based compensation.
Research and development expenses were $99.0 million for the six-month period ended June 30, 2024 as compared to $87.8 million in the same period in 2023, which represents an increase of 13%. This increase is due primarily to increases of $4.4 million for lumateperone costs, $3.4 million for non-lumateperone costs and $3.4 million for overhead and other costs. External service costs increased by $7.4 million for the period due to the increased lumateperone and non-lumateperone clinical trials as well as other project costs. Internal and other costs increased by $3.8 million for the period due primarily to labor related costs and share-based compensation.

Liquidity and Capital Resources

Sources of Liquidity
To date, we have funded our operations through proceeds from public and private offerings of our common stock and other securities, as well as collections from net product revenue related to the sales of CAPLYTA. As of June 30, 2024, our cash and cash equivalents, investment securities, and restricted cash totaled approximately $1.0 billion, which we believe, along with cash generated from ongoing operations, will enable us to fund our operating expenses and capital expenditure requirements for at least the foreseeable future from the filing date of this report. During that time, we expect to have increased net product revenue as well as increases in our operating expenses.
We balance the level of cash, cash equivalents and investments on hand with our projected needs. We then assess the availability of funding on favorable terms with minimal risk. Subject to market conditions, interest rates, results of our clinical trials, progress of our commercialization efforts and other factors, we may pursue opportunities to obtain additional financing in the future, which can include public or private sales of our equity securities, sales of debt securities, incurrence of debt from commercial lenders, strategic collaborations, licensing a portion or all of our product candidates and technology. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.
Our cash, cash equivalents, and investments are maintained in checking accounts, money market accounts, money market funds, U.S. government agency securities, certificates of deposit, commercial paper, corporate notes and corporate bonds at major financial institutions. Our aim is to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances and investments with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such balances because these financial institutions are highly-rated institutions and custodians of our investments.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Net cash used in operating activities	$(33,574)	$(96,868)	$63,294
Net cash provided by investing activities	23,945	78,286	(54,341)
Net cash provided by financing activities	555,168	12,225	542,943
Net increase (decrease) in cash, cash equivalents, and restricted cash	$545,539	$(6,357)	$551,896
Net cash used in operating activities totaled $33.6 million for the six months ended June 30, 2024 compared to $96.9 million of net cash used in operating activities for the six months ended June 30, 2023. This decrease in cash used in operations primarily resulted from an increase in our net product sales.
Net cash provided by investing activities totaled $23.9 million for the six months ended June 30, 2024 compared to $78.3 million of cash provided by investing activities for the six months ended June 30, 2023. The decrease in net cash provided by investing activities was primarily due to fewer maturities of investment securities.
Net cash provided by financing activities totaled $555.2 million for the six months ended June 30, 2024 compared to $12.2 million of cash provided by financing activities for the six months ended June 30, 2023. This increase in net cash provided by financing activities was attributable primarily to the completion of an underwritten public offering of shares of our common stock in April 2024 resulting in net proceeds of approximately $543.1 million, after deducting underwriting discounts and commissions and offering expenses.

Operational and Capital Funding Requirements
Our cash requirements in the short and long term consist of operational, manufacturing, and capital expenditures, a portion of which contain contractual or other obligations. Our material long-term contractual commitments are comprised of licensing and royalty commitments with BMS, operating leases for our office and laboratory spaces, and purchase obligations supporting our commercial and R&D operations. Refer to our discussion of Liquidity and Capital Resources in “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2023, and Note 7, Right of Use Assets and Lease Liabilities, and Note 8, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for the discussion of our contractual commitments.
Critical Accounting Policies and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies during the six-month period ended June 30, 2024.
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
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are also required to apply the disclosure requirements. The standard is effective for annual reporting periods beginning after December 15, 2023, and for interim reporting periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential impact that this new standard will have on our consolidated financial statements and related disclosures.

Certain Factors That May Affect Future Results of Operations
The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: our estimates regarding expenses, revenues, uses of cash, cash equivalents and investment securities, capital requirements and the need for additional financing; our expectations regarding our commercialization of CAPLYTA; the supply and availability of and demand for our product; our planned sales force expansion; the initiation, cost, timing, progress and results of our development activities, non-clinical studies and clinical trials; the timing of and our ability to obtain and maintain regulatory approval, or submit an application for regulatory approval, of lumateperone and our other existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates; our plans to research, develop and commercialize lumateperone and our other current and future product candidates; the election by any collaborator to pursue research, development and commercialization activities; our ability to obtain future reimbursement and/or milestone payments from our collaborators; our ability to attract collaborators with development, regulatory and commercialization expertise; our ability to obtain and maintain intellectual property protection for our product candidates, including through our litigation against the ANDA Filers; our ability to successfully commercialize lumateperone and our other product candidates; the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials; our ability to obtain additional financing; our use of the proceeds from our securities offerings; our exposure to investment risk, interest rate risk, inflation risk, capital market risk, foreign currency fluctuations and geopolitical instability; and our ability to attract and retain key scientific, management, or sales and marketing personnel.
Words such as “may,” “anticipate,” “estimate,” “expect,” “may,” “project,” “intend,” “plan,” “believe,” “potential,” “predict,” “project,” “likely,” “will,” “would,” “could,” “should,” “continue” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: there are no guarantees that CAPLYTA will be commercially successful; we may encounter issues, delays or other challenges in commercializing CAPLYTA; whether CAPLYTA receives adequate reimbursement from third-party payers; the degree to which CAPLYTA receives acceptance from patients and physicians for its approved indications; challenges associated with execution of our sales activities, which in each case could limit the potential of our product; results achieved in CAPLYTA in the treatment of schizophrenia and bipolar depression following commercial launch of the product may be different than observed in clinical trials, and may vary among patients; challenges associated with supply and manufacturing activities, which in each case could limit our sales and the availability of our product; risks associated with our current and planned clinical trials; we may encounter unexpected safety or tolerability issues with CAPLYTA following commercial launch for the treatment of schizophrenia or bipolar depression or in ongoing or future trials and other development activities; there is no guarantee that a generic equivalent of CAPLYTA will not be approved and enter the market before the expiration of our patents; there is no guarantee that our planned sNDA for the treatment of MDD will be submitted or approved, if at all, on the timeline that we expect; our other product candidates may not be successful or may take longer and be more costly than anticipated; product candidates that appeared promising in earlier research and clinical trials may not demonstrate safety and/or efficacy in larger-scale or later clinical trials or in clinical trials for other indications; our proposals with respect to the regulatory path for our product candidates may not be acceptable to the FDA; our reliance on collaborative partners and other third parties for development, commercialization, manufacturing or supply of our product and product candidates; risks related to increased interest rates, high rates of inflation, global supply chain disruptions, and geopolitical instability on our business; disruptions resulting from the impact of public health pandemics or epidemics (including, for example, the COVID-19 pandemic), the conflicts in the Ukraine, Russia or the Middle East, man-made or natural disasters, cybersecurity incidents or other causes; and the other risk factors detailed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K, as updated under the heading “Risk Factors” from time to time in our subsequent periodic and current reports filed with the SEC.

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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity. As of June 30, 2024, we had cash, cash equivalents, investment securities and restricted cash of approximately $1.0 billion, consisting of cash deposited in highly rated financial institutions in the United States and in short-term U.S. Treasury bonds, money market funds, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates as we intend and have the ability to hold our investments to maturity. During the second quarter of 2024, there was an unrealized loss due to slight increases in interest rates that resulted in a net unrealized loss position of $0.7 million as of June 30, 2024.
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
Capital Market Risk. Although we receive product revenues from commercial sales of CAPLYTA, we may in the future raise funds through other sources. One possible source of funding is through further securities offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price among other things.
Foreign Currency Risk. Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, our foreign currency exposure has been limited so we have not hedged for this exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our results of operations or our cash flows. For the six-month periods ended June 30, 2024 and 2023, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, our results of operations or our cash flows.
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
(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three-month period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Under the Federal Food, Drug, and Cosmetic Act, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, or the FDCA, we had 45 days from receipt of the notice letters to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court to trigger a stay precluding the FDA’s approval of any ANDA from being effective any earlier than 7.5 years from the date of approval of the CAPLYTA new drug application or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. After conducting the necessary due diligence, and within the 45 day period required under the FDCA, we filed lawsuits on March 27, 2024 and March 28, 2024 in the U.S. Federal District Court for the District of New Jersey against each of the seven generic drug manufacturers who notified us of their ANDA filings. Our lawsuits seek a declaratory judgment that our patents have been infringed by the respective ANDA Filer, an order that any FDA approval of the ANDA Filer's product be not earlier than the date of the expiration of our applicable patents, injunctions against the commercialization of the ANDA Filer's product prior to such expiration date, and an award for attorneys' fees, costs and expenses. In the ANDA Filers’ respective answers to our complaints filed in May, June and July 2024, five of the ANDA Filers asserted counterclaims against us seeking a declaratory judgment of noninfringement and invalidity of our patents.
On July 16, 2024, the U.S. District Court for the District of New Jersey issued an order consolidating the cases described above for all pretrial purposes. A scheduling conference for the consolidated cases was held on July 29, 2024.
In July and August 2024, we received an additional notice from each of (i) Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd., and (ii) Alkem Laboratories Ltd., respectively, each of which is an ANDA Filer, that such ANDA Filer had filed an additional Paragraph IV Patent Certification alleging that an additional patent covering CAPLYTA is invalid and/or will not be infringed by such ANDA Filer’s manufacture, use or sale of the medicine for which the ANDA was submitted. We are currently reviewing these additional notices.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
Not applicable.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended June 30, 2024.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION

During the fiscal quarter ended June 30, 2024, the following director and executive officers adopted a "Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K of the Exchange Act):
•On May 22, 2024, Sharon Mates, Ph.D., Chairman and Chief Executive Officer, adopted a Rule 10b5-1 Sales Plan having an end date of December 31, 2024. The plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of up to an aggregate of 286,998 shares of our common stock, including the potential sale of up to 216,998 shares of our common stock upon the exercise of stock options with an exercise expiration date of January 1, 2025. On May 28, 2024, Dr. Mates adopted a subsequently commencing Rule 10b5-1 Sales Plan with a start date of January 2, 2025 and an end date of March 31, 2025. The plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of (i) an aggregate of 96,247 shares of our common stock upon the vesting of restricted stock units and (ii) all shares issuable upon the vesting of performance restricted stock units for up to 30,847 shares of our common stock at maximum achievement of the performance vesting conditions.
•On June 4, 2024, Suresh Durgam, M.D., Executive Vice President, Chief Medical Officer, adopted a Rule 10b5-1 Sales Plan having an end date of March 31, 2025. The plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of an indeterminate number of shares of our common stock sufficient to cover Dr. Durgam’s tax liability (i) upon the vesting of restricted stock units for an aggregate of 29,220 shares of our common stock and (ii) upon the vesting of performance restricted stock units for up to 11,017 shares of our common stock at maximum achievement of the performance vesting conditions.
•On June 7, 2024, Mark Neumann, Executive Vice President, Chief Commercial Officer, adopted a Rule 10b5-1 Sales Plan having an end date of March 31, 2025. The plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of (i) an aggregate of 29,200 shares of our common stock upon the vesting of restricted stock units and (ii) all shares issuable upon the vesting of performance restricted stock units for up to 11,017 shares of our common stock at maximum achievement of the performance vesting conditions.

There were no other “Rule 10b5-1 trading arrangements” or "non-Rule 10b5-1 trading arrangements" (as each term is defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended June 30, 2024 by our directors and executive officers.

Item 6.    EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1	Amended and Restated 2018 Equity Incentive Plan.*		8-K (Exhibit 10.1)	6/18/2024	001-36274

10.2	Form of Stock Option Agreement under the Amended and Restated 2019 Equity Incentive Plan.*		S-8 (Exhibit 99.2)	6/25/2024	333-280463

10.3	Form of Director Stock Option Agreement under the Amended and Restated 2018 Equity Incentive Plan (electronic version).*		S-8 (Exhibit 99.3)	6/25/2024	333-280463

10.4	Form of Director Stock Option Agreement under the Amended and Restated 2018 Equity Incentive Plan.*		S-8 (Exhibit 99.4)	6/25/2024	333-280463

10.5	Form of Restricted Stock Unit Agreement under the Amended and Restated 2018 Equity Incentive Plan.*		S-8 (Exhibit 99.5)	6/25/2024	333-280463

10.6	Form of Director Restricted Stock Unit Agreement under the Amended and Restated 2018 Equity Plan (electronic version).*		S-8 (Exhibit 99.6)	6/25/2024	333-280463

10.7	Form of Director Restricted Stock Unit Agreement under the Amended and Restated 2018 Equity Plan.*		S-8 (Exhibit 99.7)	6/25/2024	333-280463

10.8	Form of Performance-based Restricted Stock Unit Award Agreement under the Amended and Restated 2018 Equity Incentive Plan.*		10-Q (Exhibit 10.2)	5/07/2024	001-36274

10.9	Non-Employee Director Compensation Policy, as amended.*		10-Q (Exhibit 10.1)	5/07/2024	001-36274

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2024 (unaudited) and December 31, 2023 (audited), (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three and six months ended June 30, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).
X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*     Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: August 7, 2024	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman and Chief Executive Officer

Date: August 7, 2024	By:	/s/ Lawrence J. Hineline
Lawrence J. Hineline
Senior Vice President of Finance and Chief Financial Officer