Form 10-Q
period 2024-09-30
Intra-Cellular Therapies, Inc.
filed 2024-10-30
CIK 1567514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to_________
Commission File Number: 001-36274
_______________________
INTRA-CELLULAR THERAPIES, INC.
(Exact name of registrant as specified in its charter)
_______________________

Delaware	36-4742850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 Route 202/206, Suite 6 Bedminster, New Jersey	07921
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2024, the registrant had 106,017,103 shares of common stock outstanding.

Intra-Cellular Therapies, Inc.
In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and the “Company” mean Intra-Cellular Therapies, Inc. and our subsidiary. “ITI” refers to our wholly-owned subsidiary ITI, Inc.
i

PART I: FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Intra-Cellular Therapies, Inc. and Subsidiary
Condensed Consolidated Balance Sheets (in thousands except share and per share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$464,312	$147,767
Investment securities, available-for-sale	542,250	350,174
Restricted cash	1,750	1,750
Accounts receivable, net	145,608	114,018
Inventory	23,539	11,647
Prepaid expenses and other current assets	94,272	42,443
Total current assets	1,271,731	667,799
Property and equipment, net	2,005	1,654
Right of use assets, net	14,011	12,928
Inventory, non-current	30,479	38,621
Other assets	6,219	7,293
Total assets	$1,324,445	$728,295
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,338	$11,452
Accrued and other current liabilities	51,540	27,944
Accrued customer programs	70,536	53,173
Accrued employee benefits	29,496	27,364
Operating lease liabilities	4,203	3,612
Total current liabilities	166,113	123,545
Operating lease liabilities, non-current	13,506	13,326
Total liabilities	179,619	136,871
Stockholders’ equity:
Common stock, $0.0001 par value: 175,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; 105,998,786 and 96,379,811 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	11	10
Additional paid-in capital	2,818,137	2,208,470
Accumulated deficit	(1,674,951)	(1,617,160)
Accumulated comprehensive income	1,629	104
Total stockholders’ equity	1,144,826	591,424
Total liabilities and stockholders’ equity	$1,324,445	$728,295
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Condensed Consolidated Statements of Operations (in thousands except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Product sales, net	$175,159	$125,810	$481,278	$330,669
Grant revenue	216	363	351	1,602
Total revenues, net	175,375	126,173	481,629	332,271
Operating expenses:
Cost of product sales	15,304	9,129	36,558	23,043
Selling, general and administrative	132,101	105,207	366,760	305,144
Research and development	66,819	41,550	165,835	129,368
Total operating expenses	214,224	155,886	569,153	457,555
Loss from operations	(38,849)	(29,713)	(87,524)	(125,284)
Interest income	12,899	5,498	30,523	14,377
Loss before provision for income taxes	(25,950)	(24,215)	(57,001)	(110,907)
Income tax expense	(374)	(43)	(790)	(188)
Net loss	$(26,324)	$(24,258)	$(57,791)	$(111,095)
Net loss per common share:
Basic & Diluted	$(0.25)	$(0.25)	$(0.57)	$(1.16)
Weighted average number of common shares:
Basic & Diluted	105,768,386	96,143,083	102,135,530	95,745,641

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Condensed Consolidated Statements of Comprehensive Loss (in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(26,324)	$(24,258)	$(57,791)	$(111,095)
Other comprehensive gain:
Unrealized gain on investment securities	2,297	933	1,525	2,855
Comprehensive loss	$(24,027)	$(23,325)	$(56,266)	$(108,240)
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Condensed Consolidated Statements of Stockholders’ Equity (in thousands except share and per share amounts) (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	94,829,794	$9	$2,137,737	$(1,477,486)	$(4,190)	$656,070
Exercise of stock options and issuances of restricted stock	849,827	1	3,639	—	—	3,640
Stock issued for services	408	—	22	—	—	22
Share-based compensation	—	—	10,439	—	—	10,439
Net loss	—	—	—	(44,053)	—	(44,053)
Other comprehensive gain	—	—	—	—	1,492	1,492
Balance at March 31, 2023	95,680,029	$10	$2,151,837	$(1,521,539)	$(2,698)	$627,610
Exercise of stock options and issuances of restricted stock	402,994	—	8,585	—	—	8,585
Stock issued for services	364	—	23	—	—	23
Share-based compensation	—	—	13,226	—	—	13,226
Net loss	—	—	—	(42,784)	—	(42,784)
Other comprehensive gain	—	—	—	—	430	430
Balance at June 30, 2023	96,083,387	$10	$2,173,671	$(1,564,323)	$(2,268)	$607,090
Exercise of stock options and issuances of restricted stock	141,780	—	2,581	—	—	2,581
Stock issued for services	450	—	24	—	—	24
Share-based compensation	—	—	14,311	—	—	14,311
Net loss	—	—	—	(24,258)	—	(24,258)
Other comprehensive gain	—	—	—	—	933	933
Balance at September 30, 2023	96,225,617	$10	$2,190,587	$(1,588,581)	$(1,335)	$600,681

Intra-Cellular Therapies, Inc. and Subsidiary
Condensed Consolidated Statements of Stockholders’ Equity (in thousands except share and per share amounts) (Unaudited) (continued)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	96,379,811	$10	$2,208,470	$(1,617,160)	$104	$591,424
Exercise of stock options and issuances of restricted stock	1,097,668	—	9,989	—	—	9,989
Stock issued for services	339	—	23	—	—	23
Share-based compensation	—	—	13,843	—	—	13,843
Net loss	—	—	—	(15,247)	—	(15,247)
Other comprehensive loss	—	—	—	—	(534)	(534)
Balance at March 31, 2024	97,477,818	$10	$2,232,325	$(1,632,407)	$(430)	$599,498
Common shares issued	7,876,713	1	543,085	—	—	543,086
Exercise of stock options and issuances of restricted stock	270,026	—	2,093	—	—	2,093
Stock issued for services	345	—	23	—	—	23
Share-based compensation	—	—	16,370	—	—	16,370
Net loss	—	—	—	(16,220)	—	(16,220)
Other comprehensive loss	—	—	—	—	(238)	(238)
Balance at June 30, 2024	105,624,902	$11	$2,793,896	$(1,648,627)	$(668)	$1,144,612
Exercise of stock options and issuances of restricted stock	373,638	—	6,734	—	—	6,734
Stock issued for services	246	—	18	—	—	18
Share-based compensation	—	—	17,489	—	—	17,489
Net loss	—	—	—	(26,324)	—	(26,324)
Other comprehensive gain	—	—	—	—	2,297	2,297
Balance at September 30, 2024	105,998,786	$11	$2,818,137	$(1,674,951)	$1,629	$1,144,826

See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (in thousands) (Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows used in operating activities
Net loss	$(57,791)	$(111,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	399	392
Share-based compensation	47,702	37,976
Stock issued for services	64	69
Amortization of premiums and accretion of discounts on investment securities, net	(6,043)	(5,861)
Changes in operating assets and liabilities:
Accounts receivable, net	(31,590)	(27,481)
Inventory	(3,750)	(19,066)
Prepaid expenses and other assets	(50,755)	(16,805)
Accounts payable	(1,114)	218
Accrued and other current liabilities	23,596	8,172
Accrued customer programs	17,363	9,997
Accrued employee benefits	2,132	2,452
Operating lease liabilities, net	(312)	(1,106)
Net cash used in operating activities	(60,099)	(122,138)
Cash flows (used in) provided by investing activities
Purchases of investments	(482,077)	(310,805)
Maturities of investments	297,568	369,192
Purchases of property and equipment	(749)	(268)
Net cash (used in) provided by investing activities	(185,258)	58,119
Cash flows provided by financing activities
Proceeds from exercise of stock options	18,816	14,806
Proceeds from sale of common stock, net	543,086	—
Net cash provided by financing activities	561,902	14,806
Net increase (decrease) in cash, cash equivalents, and restricted cash	316,545	(49,213)
Cash, cash equivalents, and restricted cash at beginning of period	149,517	150,365
Cash, cash equivalents, and restricted cash at end of period	$466,062	$101,152
Non-cash investing and financing activities
Right of use assets under operating leases	$2,548	$—
Supplemental cash flow information
Cash paid for taxes	$1,364	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	September 30,
	2024	2023
Cash and cash equivalents	$464,312	$99,402
Restricted cash	1,750	1,750
Total cash, cash equivalents and restricted cash	$466,062	$101,152
See accompanying notes to these condensed consolidated financial statements.

Intra-Cellular Therapies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024
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
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable, net from customers and cash, cash equivalents and investment securities held at financial institutions. For the nine-month period ended September 30, 2024, 98% of product sales were generated from three major industry wholesalers.
Three individual customers accounted for approximately 37%, 33%, and 28% as well as 36%, 32%, and 29% of product sales for the nine-month periods ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company continues to believe that such customers are of high credit quality.
Cash equivalents are held with major financial institutions in the United States. Certificates of deposit, cash and cash equivalents held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.
3. Investment Securities
Investment securities consisted of the following (in thousands):

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$135,801	$158	$(13)	$135,946
FDIC Certificates of Deposit	980	—	—	980
Certificates of Deposit	60,000	—	—	60,000
Commercial Paper	51,637	63	(1)	51,699
Corporate Notes/Bonds	315,499	1,453	(31)	316,921
	$563,917	$1,674	$(45)	$565,546

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$150,651	$148	$(204)	$150,595
FDIC Certificates of Deposit	4,410	2	(12)	4,400
Certificates of Deposit	60,000	—	—	60,000
Commercial Paper	78,610	59	(27)	78,642
Corporate Notes/Bonds	118,899	281	(143)	119,037
	$412,570	$490	$(386)	$412,674
The Company has classified all of its investment securities as available-for-sale, including those with maturities beyond one year, as current assets on the condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of September 30, 2024 and December 31, 2023, the Company held $164.0 million and $77.8 million, respectively, of available-for-sale investment securities with contractual maturity dates more than one year and less than two years, with the remainder of the available-for-sale investment securities having contractual maturity dates less than one year. Accrued interest receivable from investment securities as of September 30, 2024 and December 31, 2023 was $3.7 million and $2.3 million, respectively, and are included within prepaid expenses and other current assets.

The aggregate related fair value of investments with unrealized losses as of September 30, 2024 was $66.2 million, which consisted of $30.5 million of U.S. government agency securities, $6.0 million of commercial paper, and $29.7 million of corporate notes/bonds. $1.0 million of the aggregate fair value of investments with unrealized losses as of September 30, 2024 has been held in a continuous unrealized loss position for over 12 months, with the remaining $65.2 million held in a continuous unrealized loss position for less than 12 months. As of December 31, 2023, the aggregate related fair value of investments with unrealized losses was $165.2 million. $70.1 million of the aggregate fair value of investments with unrealized losses as of December 31, 2023 had been held in a continuous unrealized loss position for more than 12 months, with the remaining $95.1 million held in a continuous unrealized loss position for less than 12 months.
The Company reviewed all of the investments which were in a loss position at the respective balance sheet dates, as well as the remainder of the portfolio and determined that market conditions were the primary factor driving these changes. After analyzing the securities in an unrealized loss position, the portion of these losses that relate to changes in credit quality is insignificant. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk.
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
The Company had no assets or liabilities that were measured using prices with significant unobservable inputs (Level 3 assets and liabilities) as of September 30, 2024 and December 31, 2023. The carrying value of cash held in money market funds of $225.1 million as of September 30, 2024 and $10.7 million as of December 31, 2023 is included in cash and cash equivalents on the condensed consolidated balance sheets and approximates market value based on quoted market prices or Level 1 inputs. The carrying value of cash held in commercial paper of $6.4 million, corporate bonds of $4.8 million, and U.S. government agency securities of $12.1 million as of September 30, 2024 is included in cash and cash equivalents. The carrying value of cash held in U.S. government agency securities of $2.5 million and certificates of deposit of $60.0 million as of December 31, 2023 is included in cash and cash equivalents.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$225,099	$225,099	$—	$—
U.S. Government Agency Securities	135,946	—	135,946	—
FDIC Certificates of Deposit	980	—	980	—
Certificates of Deposit	60,000	—	60,000	—
Commercial Paper	51,699	—	51,699	—
Corporate Notes/Bonds	316,921	—	316,921	—
	$790,645	$225,099	$565,546	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$10,698	$10,698	$—	$—
U.S. Government Agency Securities	150,595	—	150,595	—
FDIC Certificates of Deposit	4,400	—	4,400	—
Certificates of Deposit	60,000	—	60,000	—
Commercial Paper	78,642	—	78,642	—
Corporate Notes/Bonds	119,037	—	119,037	—
	$423,372	$10,698	$412,674	$—
5. Inventory
Inventory consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$30,479	$38,621
Work in process	13,048	4,277
Finished goods	10,491	7,370
Total	54,018	50,268
Less: Current portion	(23,539)	(11,647)
Total inventory, non-current	$30,479	$38,621
As of September 30, 2024 and December 31, 2023, the Company has recorded $8.0 million and $7.7 million, respectively, in inventory on the condensed consolidated balance sheets which is subject to supplemental regulatory procedures but the Company believes it is probable that such inventory has future economic benefit.

6. Prepaid and Other Assets
Prepaid expenses and other assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid operating expenses	$31,400	$19,465
Production campaign deposits	30,139	15,127
Clinical trial advances	33,389	11,630
Prefunded customer programs	5,563	3,514
Total	100,491	49,736
Less: Current portion	(94,272)	(42,443)
Total other assets	$6,219	$7,293
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
The Company has also entered into agreements (the “Vehicle Leases”) with providers (the “Lessors”) to acquire motor vehicles for certain employees. The Vehicle Leases provide for individual vehicle leases, which at each lease commencement was determined to qualify for operating lease treatment. The contractual period of each lease is 12 months, followed by month-to-month renewal periods. The Company estimates the lease term for each vehicle to be 12 months. Leases which the Company determined to have a lease term of 12 months or less will be treated as short-term in accordance with the accounting policy election and are not recognized on the balance sheet. Each lease permits either party to terminate the lease at any time via written notice to the other party. The Company neither acquires ownership of, nor has the option to purchase the vehicles at any time. The Company is required to maintain an irrevocable $1.75 million letter of credit that the related Lessor may draw upon in the event the Company defaults on the related Vehicle Leases, which has been recorded as restricted cash on the condensed consolidated balance sheets.
The following table presents the weighted average remaining lease term, and the weighted average discount rates related to leases as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Other information
Weighted average remaining lease term	4.7 years	5.3 years
Weighted average discount rate	8.82%	9.07%

The following table presents the lease cost for the nine-month periods ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Lease cost
Operating lease cost	$3,027	$2,921
Variable lease cost	1,254	1,130
Short-term lease cost	1,854	1,757
	$6,135	$5,808
Maturity analysis under the lease agreements is as follows (in thousands):

Three months ending December 31, 2024	$1,112
Year ending December 31, 2025	4,436
Year ending December 31, 2026	4,513
Year ending December 31, 2027	4,573
Year ending December 31, 2028	4,707
Thereafter	2,457
Total	21,798
Less: Present value discount	(4,089)
Total operating lease liability	17,709
Less: Current portion	(4,203)
Operating lease liabilities, non-current	$13,506
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

Purchase Commitments
The Company enters into certain long-term commitments for goods and services that are outstanding for periods greater than one year. The manufacturing service agreements commit the Company to certain minimum annual purchase commitments for which the Company anticipates making payments within the years 2025 through 2029. As of September 30, 2024, the Company has committed to purchasing production campaigns for various raw materials including active pharmaceutical ingredients (“API”) and its intermediates from each of its supply vendors. The current campaigns are expected to be received into inventory through 2027. Over the course of the vendors’ manufacturing period, the Company will remit payments to each vendor based on the payment plan set forth in their respective agreements. The Company has paid deposits of $30.1 million and $15.1 million as of September 30, 2024 and December 31, 2023, respectively, related to these campaigns. Of the $30.1 million balance as of September 30, 2024, $24.0 million is recorded within prepaid expenses and other current assets as the campaigns are expected to be received within one year of the balance sheet date and $6.1 million is recorded within other assets on the condensed consolidated balance sheet as the campaigns are expected to be received after September 30, 2025. Of the $15.1 million balance as of December 31, 2023, $7.9 million is recorded within prepaid expenses and other current assets and $7.2 million is recorded within other assets on the condensed consolidated balance sheet.
9. Share-Based Compensation
Total share-based compensation expense related to all of the Company's share-based awards, including stock options and restricted stock units (“RSUs”), granted to employees and directors recognized during the three and nine-month periods ended September 30, 2024 and 2023, was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Inventoriable costs	$497	$424	$1,405	$1,186
Selling, general and administrative	11,898	9,564	31,923	25,269
Research and development	5,094	4,323	14,374	11,521
Total share-based compensation expense	$17,489	$14,311	$47,702	$37,976
Information regarding the stock options activity, including with respect to grants to employees and directors under the Amended and Restated 2018 Equity Incentive Plan (“the Amended 2018 Plan”) and 2019 Inducement Award Plan (“the 2019 Inducement Plan”) as of September 30, 2024, and changes during the nine-month period then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2023	4,239,982	$28.22	5.2 years
Options granted 2024	34,539
Options exercised 2024	(933,601)
Options canceled or expired 2024	(11,460)
Outstanding at September 30, 2024	3,329,460	$30.74	5.2 years
Vested and expected to vest at September 30, 2024	3,329,460	$30.74
Exercisable at September 30, 2024	2,968,706	$28.00	4.8 years

The fair value of the time-based RSUs is based on the closing price of the Company’s common stock on the date of grant. Information regarding the time-based RSU activity, including with respect to grants to employees under the Amended 2018 Plan and 2019 Inducement Plan, and changes during the nine-month period ended September 30, 2024 is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2023	1,645,130	$48.92	1.0 years
Time-based RSUs granted in 2024	1,100,255
Time-based RSUs vested in 2024	(732,992)
Time-based RSUs cancelled in 2024	(61,611)
Outstanding at September 30, 2024	1,950,782	$60.35	1.2 years
As of September 30, 2024, there were $95.5 million of unrecognized compensation costs estimated related to unvested time-based RSUs.
10. Loss Per Share
The following share-based awards were excluded in the calculation of diluted net loss per common share because their effect could be anti-dilutive as applied to the loss from operations for the three and nine-month periods ended September 30, 2024 and 2023:

	Three and Nine Months Ended September 30,
	2024	2023

Stock options	3,329,460	4,385,555
RSUs	2,175,284	1,755,460

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
Commercial Product
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
Clinical and Nonclinical Development Programs
Lumateperone Program
Lumateperone is in Phase 3 clinical development as a novel treatment for major depressive disorder, or MDD. In April 2024 and June 2024, we announced positive topline results from our Phase 3 clinical trials, Study 501 and Study 502, respectively, evaluating lumateperone 42 mg as an adjunctive therapy to antidepressants for the treatment of MDD. In both studies, lumateperone 42 mg given once daily as adjunctive therapy to antidepressants met the primary endpoint by demonstrating a statistically significant and clinically meaningful reduction in the Montgomery Asberg Depression Rating Scale (MADRS) total score compared to placebo at Week 6. In Study 501, in the modified intent-to-treat (mITT) study population, the least squares (LS) mean reduction from baseline for lumateperone 42 mg was 14.7 points, versus 9.8 points for placebo (LS mean difference = -4.9 points; p<0.0001; ES= 0.61). In Study 502, in the mITT study population, the LS mean reduction from baseline for lumateperone 42 mg was 14.7 points, versus 10.2 points for placebo (LS mean difference= -4.5 points; p<0.0001; ES= 0.56). Lumateperone 42 mg also met the key secondary endpoint in both studies by demonstrating a statistically significant and clinically meaningful reduction in the Clinical Global Impression Scale for Severity of Illness (CGI-S) score compared to placebo at Week 6 (Study 501: p<0.0001; ES= 0.67; Study 502: p<0.0001; ES= 0.51). In Study 501, statistically significant efficacy was seen at the earliest time point tested (Week 1) and maintained throughout the study in both the primary and the key secondary endpoints. In Study 502, numerical improvement versus placebo on the MADRS total score was seen as early as Week 1 and statistically significant efficacy was seen at Week 2 and maintained throughout the study, and statistically significant separation on the CGI-S versus placebo was observed starting at Week 3 and maintained throughout the study. In both Studies 501 and 502, lumateperone 42 mg robustly improved depressive symptoms as reported by patients as measured by the Quick Inventory of Depressive Symptomatology Self Report (QIDS-SR-16) (p<0.0001). Lumateperone was generally safe and well-tolerated in these studies. In the pooled safety data for Studies 501 and 502, the most commonly reported adverse events that were observed at a rate greater than or equal to 5% and greater than twice the rate of placebo in the total population were dizziness (16.6% v. 5.0%), dry mouth (12.6% v. 3.3%), somnolence (12.4% v. 2.3%), nausea (8.5% v. 4.0%) and fatigue (7.7% v. 1.7%).

Adverse events were mostly mild to moderate and resolved within a short period of time. These adverse events were similar to those seen in prior studies of lumateperone as a treatment for bipolar depression and schizophrenia.
We recently completed clinical conduct of our open label roll-over study, Study 503, to assess long-term safety in patients with MDD. We expect to submit a supplemental new drug application, or sNDA, with the FDA for approval of lumateperone as an adjunctive therapy to antidepressants for the treatment of MDD in the fourth quarter of 2024.
We are currently conducting an additional global Phase 3 clinical trial, Study 505, evaluating lumateperone 42 mg as an adjunctive therapy to antidepressants for the treatment of MDD. Following our positive results in Studies 501 and 502, we have amended the entry criteria of Study 505 to obtain additional clinical experience with lumateperone in patients who have had an inadequate response to a greater number of antidepressants. The objective of this study is to further expand the large body of evidence supporting lumateperone antidepressant efficacy across different patient populations.
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
We also have an ongoing study, Study 304, evaluating lumateperone for the prevention of relapse in patients with schizophrenia. The study is being conducted in five phases consisting of a screening phase; a 6-week, open-label run-in phase during which all patients will receive 42 mg of lumateperone per day; a 12-week, open-label stabilization phase during which all patients will receive 42 mg of lumateperone per day; a double-blind treatment phase, 26 weeks in duration, during which patients receive either 42 mg of lumateperone per day or placebo (1:1 ratio); and a 2-week safety follow-up phase. This study is being conducted in accordance with our post approval marketing commitment to the FDA in connection with the approval of CAPLYTA for the treatment of schizophrenia as is typical for antipsychotics. We expect to complete Study 304 and report topline results in the fourth quarter of 2024.
Within the lumateperone portfolio, we have conducted or are in the process of conducting studies with pediatric patients in schizophrenia, bipolar disorder and irritability associated with autism spectrum disorder. Our lumateperone pediatric program includes a double-blind, placebo-controlled study in bipolar depression and two double-blind, placebo-controlled studies in irritability associated with autism spectrum disorder. Additionally, the program includes an open-label safety study in schizophrenia and bipolar disorder. Patient enrollment is ongoing in the open-label safety study as well as in the double-blind, placebo-controlled study in bipolar depression. We expect to begin enrollment in the two double-blind, placebo-controlled studies in irritability associated with autism spectrum disorder in the fourth quarter of 2024. Also, in the second quarter of 2024, we initiated two multicenter, randomized, double-blind, placebo-controlled, Phase 3 studies evaluating lumateperone in adults in the acute treatment of manic or mixed episodes associated with bipolar I disorder (bipolar mania). In addition, we are developing a long-acting injectable, or LAI, formulation to provide more treatment options to patients suffering from mental illness. We have conducted a Phase 1 single ascending dose study with an LAI formulation. This study evaluated the pharmacokinetics, safety and tolerability of a lumateperone LAI in patients with stable symptoms of schizophrenia and was generally safe and well-tolerated. We are evaluating several additional formulations of a lumateperone LAI with treatment durations of one month and longer, and have commenced clinical conduct in a Phase 1 study with additional formulations of our LAI. Given the encouraging efficacy and favorable safety profile to date with oral lumateperone, we believe that an LAI option, in particular, may lend itself to being an important formulation choice for certain patients.

ITI-1284 Program
We are developing ITI-1284-ODT-SL for the treatment of generalized anxiety disorder, psychosis in Alzheimer's disease and agitation in patients with Alzheimer's disease. ITI-1284-ODT-SL is a deuterated form of lumateperone, a new molecular entity formulated as an oral disintegrating tablet for sublingual administration. ITI-1284-ODT-SL is formulated as an oral solid dosage form that dissolves almost instantly when placed under the tongue, allowing for ease of use in the elderly and may be particularly beneficial for patients who have difficulty swallowing conventional tablets. Phase 1 single and multiple ascending dose studies in healthy volunteers and healthy elderly volunteers (> than 65 years of age) evaluated the safety, tolerability and pharmacokinetics of ITI-1284-ODT-SL. In these studies, there were no reported serious adverse events in either age group. In the elderly cohort, reported adverse events were infrequent with the most common adverse event being transient dry mouth (mild). Based on these results, we have initiated Phase 2 programs evaluating ITI-1284-ODT-SL for the treatment of generalized anxiety disorder, psychosis in Alzheimer's disease and agitation in patients with Alzheimer’s disease. The FDA has informed us that they do not believe the deuterated and undeuterated forms of lumateperone are identical. As a result, the non-clinical data from lumateperone may not be broadly applied to ITI-1284-ODT-SL, and we conducted additional toxicology studies. These studies have been completed and patient enrollment is ongoing in our Phase 2 study evaluating ITI-1284-ODT-SL as adjunctive therapy to anti-anxiety medications in patients with generalized anxiety disorder. We expect to initiate patient enrollment in our Phase 2 study evaluating ITI-1284-ODT-SL as monotherapy in patients with generalized anxiety disorder in the fourth quarter of 2024. We have also initiated patient enrollment in a Phase 2 clinical study evaluating ITI-1284-ODT-SL in patients with psychosis associated with Alzheimer’s disease and in a Phase 2 clinical study evaluating ITI-1284-ODT-SL in patients with agitation associated with Alzheimer’s disease. We are continuing with Phase 1 studies with ITI-1284-ODT-SL, including drug-drug interaction studies.
PDE1 Program
We have another major program that has yielded a portfolio of compounds that selectively inhibit the enzyme phosphodiesterase type 1, or PDE1. PDE1 enzymes are highly active in multiple disease states, and our PDE1 inhibitors are designed to reestablish normal function in these disease states. Abnormal PDE1 activity is associated with cellular proliferation and activation of inflammatory cells. Our PDE1 inhibitors ameliorate both of these effects in animal models. We intend to pursue the development of our phosphodiesterase, or PDE, program, for the treatment of aberrant immune system activation in several central nervous system, or CNS, and non-CNS conditions with a focus on diseases where excessive PDE1 activity has been demonstrated and increased inflammation is an important contributor to disease pathogenesis. Our potential disease targets include immune system regulation, neurodegenerative diseases, cancers and other non-CNS disorders. Lenrispodun (ITI-214) is our lead compound in this program. Following the favorable safety and tolerability results in our Phase 1 program, we initiated our development program for lenrispodun for Parkinson’s disease and conducted a Phase 1/2 clinical trial of lenrispodun in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints. In this study, lenrispodun was generally well-tolerated with a favorable safety profile and clinical signs consistent with improvements in motor symptoms and dyskinesias. Our Phase 2 clinical trial of lenrispodun evaluating improvements in motor symptoms, changes in cognition, and inflammatory biomarkers in patients with Parkinson’s disease is ongoing. We expect to complete this study by the end of 2025. We also have an active Investigational New Drug application, or IND, to evaluate our newest candidate within the PDE1 inhibitor program, ITI-1020, as a novel cancer immunotherapy. Our Phase 1 program with ITI-1020 in healthy volunteers is ongoing.
ITI-333 Program
We also have a development program with our ITI-333 compound as a potential treatment for substance use disorders, pain and psychiatric comorbidities including depression and anxiety. There is a pressing need to develop new drugs to treat opioid addiction and safe, effective, non-addictive treatments to manage pain. ITI-333 is a novel compound that uniquely combines activity as an antagonist at serotonin 5-HT2A receptors and a partial agonist at µ-opioid receptors. These combined actions support the potential utility of ITI-333 in the treatment of opioid use disorder and associated comorbidities (e.g., depression, anxiety, sleep disorders) without opioid-like safety and tolerability concerns. We have conducted a Phase 1 single ascending dose study evaluating the safety, tolerability and pharmacokinetics of ITI-333 in healthy volunteers. In this study, ITI-333 achieved plasma exposures at or above those required for efficacy and was generally safe and well-tolerated. We have an ongoing neuroimaging study to investigate brain occupancy for receptors that play a role in substance use disorder and also have applicability for pain. The results of this study will support the dose selection for future studies. In addition, we completed a multiple ascending dose study with ITI-333 in healthy volunteers. In this study, ITI-333 was generally safe and well-tolerated.

ITI-1500 Program
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
Revenues
Revenues are comprised primarily of net product sales of our commercial product, CAPLYTA, in the United States. Our net product sales of CAPLYTA represent sales primarily to wholesalers and specialty distributors and reflect certain adjustments deducted from gross product sales to arrive at product sales, net.
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
Selling expenses are incurred in three major categories:
•salaries, share-based compensation, incentives and related benefit costs of a dedicated sales force and commercial organization;
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

The process of researching, developing and commercializing drugs for human use is lengthy, unpredictable and subject to many risks. The costs associated with the commercialization of CAPLYTA and development of our product candidates are substantial, and we have not yet generated sufficient revenue to offset our operating costs. Costs for the clinical development of lumateperone-related projects, including for the treatment of MDD, consume and, together with our required post-marketing studies and other anticipated clinical development programs, will continue to consume a large portion of our current, as well as projected, resources. We intend to pursue other disease indications that lumateperone may address, but there are significant costs associated with pursuing FDA approval for those indications, which would include the cost of additional clinical trials.
A portion of product sold through September 30, 2024 consisted of active pharmaceutical ingredient (API) and drug product that was previously charged to research and development expenses prior to FDA approval of CAPLYTA. Because the Company’s policy does not allow for the capitalization of the cost of drug product that was incurred prior to FDA approval, the cost of drug product sold is lower than it would have been and has a positive impact on our cost of product sales for the three and nine-month periods ended September 30, 2024 and 2023. We expect to continue to have this favorable impact on cost of product sales and related product gross margins until the cost of our sales of CAPLYTA include drug product that is manufactured entirely after the FDA approval. We expect that this will be the case for the remainder of the year and, as a result, our cost of product sales is less than we anticipate it will be in future periods. In addition, as our net product sales increase and we exceed certain sales thresholds, the applicable royalty rate for payments we make under our License Agreement with Bristol Myers Squibb (BMS) increases, which results in an increase to cost of product sales.
We expect that our selling, general and administrative costs will increase from prior periods primarily due to costs associated with our recently completed and future sales force expansions, promotional activities to support the commercial sales of CAPLYTA, as well as costs associated with expanding our infrastructure and anticipated increases in professional fees. During the third quarter of 2024, we expanded our sales force by approximately 150 representatives who will focus on commercial sales of CAPLYTA to primary care physicians. We also expect to further expand our sales force in 2025. We also expect that research and development expenses will increase moderately as we are expanding our clinical trial programs and pre-clinical development activities. We granted significant share-based awards in 2024 and 2023. We expect to continue to grant share-based awards in the future. We expect that our growing employee base will increase our share-based compensation expense in future periods. In addition, inflation has and may continue to affect us by increasing clinical trial, selling, labor and other operational costs.
The following table sets forth our revenues, operating expenses, interest income, income tax expense and net loss for the three and nine-month periods ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Product sales, net	$175,159	$125,810	$481,278	$330,669
Grant revenue	216	363	351	1,602
Total revenues	175,375	126,173	481,629	332,271
Expenses
Cost of product sales	15,304	9,129	36,558	23,043
Selling, general and administrative	132,101	105,207	366,760	305,144
Research and development	66,819	41,550	165,835	129,368
Total operating expenses	214,224	155,886	569,153	457,555
Loss from operations	(38,849)	(29,713)	(87,524)	(125,284)
Interest income	12,899	5,498	30,523	14,377
Income tax expense	(374)	(43)	(790)	(188)
Net loss	$(26,324)	$(24,258)	$(57,791)	$(111,095)

Comparison of Three and Nine-Month Periods Ended September 30, 2024 and September 30, 2023
Product Sales, Net
Net product sales for the periods presented are comprised of sales of CAPLYTA for the treatment of schizophrenia and bipolar depression. Net product sales were $175.2 million and $481.3 million for the three and nine-month periods ended September 30, 2024 compared to $125.8 million and $330.7 million for the three and nine-month periods ended September 30, 2023, which represents increases of 39% and 46%, respectively. These increases are primarily due to continued growth in sales volume of CAPLYTA for the treatment of schizophrenia and for the treatment of bipolar depression, driven primarily by prescription growth.
Cost of Product Sales
Cost of product sales was $15.3 million and $36.6 million for the three and nine-month periods ended September 30, 2024, compared to $9.1 million and $23.0 million for the three and nine-month periods ended September 30, 2023, which represents increases of 68% and 59%, respectively. Cost of product sales consisted primarily of product royalty fees, direct costs and overhead, all of which increased as a result of the increased sales volume.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three-month period ended September 30, 2024 were $132.1 million as compared to $105.2 million in the three-month period ended September 30, 2023, which represents an increase of 26%.
Selling costs were $98.7 million for the three-month period ended September 30, 2024 as compared to selling costs of $80.9 million in the same period in 2023, which represents an increase of 22%. This increase is primarily due to increases of salaries, benefits, and share-based compensation of $11.0 million mainly driven by the primary care sales force expansion that occurred this quarter, professional fees and other costs of $3.4 million and marketing and advertising costs of $3.4 million. Compensation and related benefit costs for our commercial functions for the three-month periods ended September 30, 2024 and 2023 constituted 35% and 35%, respectively, of our selling costs.
General and administrative expenses were $33.4 million for the three-month period ended September 30, 2024 as compared to $24.3 million in the same period in 2023, which represents an increase of 37%. This increase is due to increases in IT related services of $3.8 million, salaries of $3.0 million and professional fees and other costs of $2.3 million. Compensation and related benefit costs for our general and administrative functions for the three-month periods ended September 30, 2024 and 2023 constituted 24% and 18%, respectively, of our general and administrative costs.
Selling, general and administrative expenses for the nine-month period ended September 30, 2024 were $366.8 million as compared to $305.1 million in the nine-month period ended September 30, 2023, which represents an increase of 20%.
Selling costs were $279.3 million for the nine-month period ended September 30, 2024 as compared to selling costs of $233.5 million in the same period in 2023, which represents an increase of 20%. This increase is primarily due to increases of salaries, benefits and share-based compensation of $23.3 million mainly driven by the primary care sales force expansion that occurred this quarter, marketing and advertising costs of $11.2 million, commercialization costs of $9.2 million and professional fees and other costs of $2.1 million. Compensation and related benefit costs for our commercial functions for the nine-month periods ended September 30, 2024 and 2023 constituted 33% and 35%, respectively, of our selling costs.
General and administrative expenses were $87.5 million for the nine-month period ended September 30, 2024 as compared to $71.6 million in the same period in 2023, which represents an increase of 22%. This increase is due to increases in IT related services of $9.0 million, salaries of $4.7 million and professional fees and other costs of $2.2 million. Compensation and related benefit costs for our general and administrative functions for the nine-month periods ended September 30, 2024 and 2023 constituted 24% and 22%, respectively, of our general and administrative costs.

Research and Development Expenses
The following tables set forth our research and development expenses for the three and nine-month periods ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
External service costs	$53,188	$29,123	$126,029	$94,579
Internal and other costs	13,631	12,427	39,806	34,789
Total research and development expenses	$66,819	$41,550	$165,835	$129,368

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lumateperone costs	$40,605	$23,149	$100,328	$78,510
Non-lumateperone costs	16,383	9,614	37,859	27,670
Overhead and other costs	9,831	8,787	27,648	23,188
Total research and development expenses	$66,819	$41,550	$165,835	$129,368
Research and development expenses were $66.8 million for the three-month period ended September 30, 2024 as compared to $41.6 million in the same period in 2023, which represents an increase of 61%. This increase is due primarily to increases of $17.4 million for lumateperone costs, $6.8 million for non-lumateperone costs and $1.0 million for overhead and other costs. External service costs increased by $24.0 million for the period due to the increased number of clinical trials for lumateperone and non-lumateperone projects. Internal and other costs increased by $1.2 million for the period due primarily to labor related costs and share-based compensation.
Research and development expenses were $165.8 million for the nine-month period ended September 30, 2024 as compared to $129.4 million in the same period in 2023, which represents an increase of 28%. This increase is due primarily to increases of $21.8 million for lumateperone costs, $10.2 million for non-lumateperone costs and $4.4 million for overhead and other costs. External service costs increased by $31.4 million for the period due to the increased number of clinical trials for lumateperone and non-lumateperone projects. Internal and other costs increased by $5.0 million for the period due primarily to labor related costs and share-based compensation.
Liquidity and Capital Resources

Sources of Liquidity
To date, we have funded our operations through proceeds from public and private offerings of our common stock and other securities, as well as collections from net product revenue related to the sales of CAPLYTA. As of September 30, 2024, our cash and cash equivalents, investment securities, and restricted cash totaled approximately $1.0 billion, which we believe, along with cash generated from ongoing operations, will enable us to fund our operating expenses and capital expenditure requirements for at least the foreseeable future from the filing date of this report. During that time, we expect to have increased net product revenue as well as increases in our operating expenses.
We balance the level of cash, cash equivalents and investments on hand with our projected needs. We then assess the availability of funding on favorable terms with minimal risk. Subject to market conditions, interest rates, results of our clinical trials, progress of our commercialization efforts and other factors, we may pursue opportunities to obtain additional financing in the future, which could include public or private sales of our equity securities, sales of debt securities, incurrence of debt from commercial lenders, strategic collaborations, and licensing a portion or all of our product candidates and technology. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Net cash used in operating activities	$(60,099)	$(122,138)	$62,039
Net cash (used in) provided by investing activities	(185,258)	58,119	(243,377)
Net cash provided by financing activities	561,902	14,806	547,096
Net increase (decrease) in cash, cash equivalents, and restricted cash	$316,545	$(49,213)	$365,758
Net cash used in operating activities totaled $60.1 million for the nine months ended September 30, 2024 compared to $122.1 million of net cash used in operating activities for the nine months ended September 30, 2023. This decrease in cash used in operations primarily resulted from an increase in our net product sales.
Net cash used in investing activities totaled $185.3 million for the nine months ended September 30, 2024 compared to $58.1 million of cash provided by investing activities for the nine months ended September 30, 2023. The increase in net cash used in investing activities was primarily due to an increase in purchases of investment securities.
Net cash provided by financing activities totaled $561.9 million for the nine months ended September 30, 2024 compared to $14.8 million of cash provided by financing activities for the nine months ended September 30, 2023. This increase in net cash provided by financing activities was attributable primarily to the completion of an underwritten public offering of shares of our common stock in April 2024 resulting in net proceeds of approximately $543.1 million, after deducting underwriting discounts and commissions and offering expenses.

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
Critical Accounting Policies and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies during the nine-month period ended September 30, 2024.

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
Certain Factors That May Affect Future Results of Operations
The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: our estimates regarding expenses, revenues, uses of cash, cash equivalents and investment securities, capital requirements and the need for additional financing; our expectations regarding our commercialization of CAPLYTA; the supply and availability of and demand for our product; our recently completed and future sales force expansions; the initiation, cost, timing, progress and results of our development activities, non-clinical studies and clinical trials; the timing of and our ability to obtain and maintain regulatory approval, or submit an application for regulatory approval, of lumateperone and our other existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates; our plans to research, develop and commercialize lumateperone and our other current and future product candidates; the election by any collaborator to pursue research, development and commercialization activities; our ability to obtain future reimbursement and/or milestone payments from our collaborators; our ability to attract collaborators with development, regulatory and commercialization expertise; our ability to obtain and maintain intellectual property protection for our product candidates, including through our litigation against the ANDA Filers; our ability to successfully commercialize lumateperone and our other product candidates; the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials; our ability to obtain additional financing; our use of the proceeds from our securities offerings; our exposure to investment risk, interest rate risk, inflation risk, capital market risk, foreign currency fluctuations and geopolitical instability; and our ability to attract and retain key scientific, management, or sales and marketing personnel.

Words such as “may,” “anticipate,” “estimate,” “expect,” “may,” “project,” “intend,” “plan,” “believe,” “potential,” “predict,” “project,” “likely,” “will,” “would,” “could,” “should,” “continue” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: there are no guarantees that CAPLYTA will be commercially successful; we may encounter issues, delays or other challenges in commercializing CAPLYTA; whether CAPLYTA receives adequate reimbursement from third-party payers; the degree to which CAPLYTA receives acceptance from patients and physicians for its approved indications; challenges associated with execution of our sales activities, which in each case could limit the potential of our product; results achieved in CAPLYTA in the treatment of schizophrenia and bipolar depression following commercial launch of the product may be different than observed in clinical trials, and may vary among patients; challenges associated with supply and manufacturing activities, which in each case could limit our sales and the availability of our product; risks associated with our current and planned clinical trials; we may encounter unexpected safety or tolerability issues with CAPLYTA following commercial launch for the treatment of schizophrenia or bipolar depression or in ongoing or future trials and other development activities; there is no guarantee that a generic equivalent of CAPLYTA will not be approved and enter the market before the expiration of our patents; there is no guarantee that our planned sNDA for the treatment of MDD will be submitted or approved, if at all, on the timeline that we expect; our other product candidates may not be successful or may take longer and be more costly than anticipated; product candidates that appeared promising in earlier research and clinical trials may not demonstrate safety and/or efficacy in larger-scale or later clinical trials or in clinical trials for other indications; our proposals with respect to the regulatory path for our product candidates may not be acceptable to the FDA; our reliance on collaborative partners and other third parties for development, commercialization, manufacturing or supply of our product and product candidates; risks related to changes in interest rates, high rates of inflation, global supply chain disruptions, and geopolitical instability on our business; disruptions resulting from the impact of public health pandemics or epidemics (including, for example, the COVID-19 pandemic), the conflicts in the Ukraine, Russia or the Middle East, man-made or natural disasters, global economic uncertainty, market disruptions, cybersecurity incidents or other causes; and the other risk factors detailed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K, as updated under the heading “Risk Factors” from time to time in our subsequent periodic and current reports filed with the SEC.
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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity. As of September 30, 2024, we had cash, cash equivalents, investment securities and restricted cash of approximately $1.0 billion, consisting of cash deposited in highly rated financial institutions in the United States and in short-term U.S. Treasury bonds, money market funds, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates as we intend and have the ability to hold our investments to maturity. During the third quarter of 2024, there was an unrealized gain due to a decline in interest rates that resulted in a net unrealized gain position of $1.6 million as of September 30, 2024.
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
Foreign Currency Risk. Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, our foreign currency exposure has been limited so we have not hedged for this exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our results of operations or our cash flows. For the nine-month periods ended September 30, 2024 and 2023, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, our results of operations or our cash flows.
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
(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three-month period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 16, 2024, the U.S. District Court for the District of New Jersey issued an order consolidating the cases described above for all pretrial purposes. A scheduling conference for the consolidated cases was held on July 29, 2024 and on August 8, 2024, the U.S. District Court for the District of New Jersey issued a scheduling order that set the date for the bench trial to begin on October 27, 2026.
In July and August 2024, we received an additional notice from each of (i) Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd., and (ii) Alkem Laboratories Ltd., respectively, each of which is an ANDA Filer, that such ANDA Filer had filed an additional Paragraph IV Patent Certification alleging that an additional patent covering CAPLYTA is invalid and/or will not be infringed by such ANDA Filer’s manufacture, use or sale of the medicine for which the ANDA was submitted. On August 29, 2024, we filed additional lawsuits in the U.S. District Court for the District of New Jersey against each of the seven ANDA Filers with respect to two additional patents covering CAPLYTA (including the patent referenced in the July and August ANDA Filer notices) seeking a declaratory judgment that our patents have been infringed by the respective ANDA Filer, an order that any FDA approval of the ANDA Filer’s product be not earlier than the date of expiration of our applicable patents, injunctions against the commercialization of the ANDA Filer’s product prior to such expiration date, and an award for attorneys’ fees, costs and expenses. In the ANDA Filers’ respective answers to these complaints filed up to the date of this report, two of the ANDA Filers asserted counterclaims against us seeking a declaratory judgment of noninfringement and invalidity of our patents. On October 15, 2024, the U.S. District Court for the District of New Jersey issued an order consolidating these additional cases with the consolidated case described above for all pretrial purposes.
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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
Not applicable.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended September 30, 2024.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION

During the fiscal quarter ended September 30, 2024, the following director and executive officers adopted a "Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K of the Exchange Act):
•On August 13, 2024, Michael I. Halstead, President, adopted a Rule 10b5-1 Sales Plan having an end date of December 31, 2024. The plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of up to an aggregate of 41,583 shares of our common stock upon the exercise of stock options. On August 13, 2024, Mr. Halstead adopted a subsequently commencing Rule 10b5-1 Sales Plan with a start date of January 2, 2025 and an end date of April 10, 2025. The plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of (i) an aggregate of 32,717 shares of our common stock upon the vesting of restricted stock units and (ii) an indeterminate number of shares of our common stock sufficient to cover Mr. Halstead’s tax liability upon the vesting of performance restricted stock units for up to 11,017 shares of our common stock at maximum achievement of the performance vesting conditions.
•On September 3, 2024, Sharon Mates, Ph.D., Chairman and Chief Executive Officer, adopted a Rule 10b5-1 Sales Plan having an end date of December 16, 2024. The plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of up to an aggregate of 102,697 shares of our common stock upon the exercise of stock options.

There were no other “Rule 10b5-1 trading arrangements” or "non-Rule 10b5-1 trading arrangements" (as each term is defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended September 30, 2024 by our directors and executive officers.

Item 6.    EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1	Offer Letter, dated as of August 2, 2024, by and between Intra-Cellular Therapies, Inc. and Sanjeev Narula*		8-K (Exhibit 10.1)	8/7/2024	001-36274

10.2	Employment Agreement, effective as of August 12, 2024, by and between Intra-Cellular Therapies, Inc. and Sanjeev Narula*		8-K (Exhibit 10.2)	8/7/2024	001-36274

10.3	Employee Proprietary Information, Inventions, and Non-Competition Agreement, effective as of August 12, 2024, by and between Intra-Cellular Therapies, Inc. and Sanjeev Narula*		8-K (Exhibit 10.3)	8/7/2024	001-36274

10.4	Separation Agreement, dated as of August 2, 2024, by and between Intra-Cellular Therapies, Inc. and Lawrence J. Hineline*		8-K (Exhibit 10.4)	8/7/2024	001-36274

10.5	Consulting Agreement, dated as of August 2, 2024, by and between Intra-Cellular Therapies, Inc. and Lawrence J. Hineline*		8-K (Exhibit 10.5)	8/7/2024	001-36274

10.6	Form of Release replacing the version included in each executive officer employment agreement.*	X

10.7	Form of Amended and Restated Employee Proprietary Information, Inventions, and Non-Competition Agreement of Intra-Cellular Therapies, Inc. with each executive officer.*	X

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).
X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*     Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: October 30, 2024	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman and Chief Executive Officer

Date: October 30, 2024	By:	/s/ Sanjeev Narula
Sanjeev Narula
Executive Vice President, Chief Financial Officer and Treasurer