Form 10-K
period 2024-12-31
Intra-Cellular Therapies, Inc.
filed 2025-02-21
CIK 1567514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $7.1 billion.
As of February 19, 2025, the registrant had 106,327,952 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
If the Registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders (the “Proxy Statement”) is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, then portions of the Proxy Statement will be incorporated by reference into Part III of this Annual Report on Form 10-K. If the Proxy Statement is not filed within such 120-day period, then the Registrant will file an amendment to this Annual Report (the “Form 10-K/A”) within such 120-day period that will contain the information required to be included or incorporated by reference into Part III of this Annual Report.

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
On January 10, 2025, we entered into a definitive agreement with Johnson & Johnson pursuant to which Johnson & Johnson has agreed to acquire the Company for $132 per share in cash, for a total equity value of approximately $14.6 billion, on the terms and subject to the conditions set forth therein. The transaction is expected to close this year, subject to customary closing conditions, including approval of our stockholders and receipt of required regulatory approvals. See Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the transaction.
Commercial Product
In December 2019, CAPLYTA® (lumateperone) was approved by the U.S. Food and Drug Administration, or the FDA, for the treatment of schizophrenia in adults (42 mg/day) and we initiated the commercial launch of CAPLYTA in March 2020. In December 2021, CAPLYTA was approved by the FDA for the treatment of bipolar depression in adults (42 mg/day). We initiated the commercial launch of CAPLYTA for the treatment of bipolar depression in December 2021. Additionally, in April 2022, the FDA approved two additional dosage strengths of CAPLYTA, 10.5 mg and 21 mg capsules, to provide dosage recommendations for patients concomitantly taking strong or moderate CYP3A4 inhibitors, and 21 mg capsules for patients with moderate or severe hepatic impairment (Child-Pugh class B or C). We initiated the commercial launch of these special population doses in August 2022. As used in this report, “CAPLYTA” refers to lumateperone approved by the FDA for the treatment of schizophrenia in adults and for the treatment of bipolar depression in adults, and “lumateperone” refers to, where applicable, CAPLYTA as well as lumateperone for the treatment of indications beyond schizophrenia and bipolar depression.
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
The efficacy of CAPLYTA 42 mg in bipolar depression was demonstrated in two placebo-controlled trials, which evaluated the effects of CAPLYTA on depression in adult patients with bipolar I or bipolar II disorder both as monotherapy and as adjunctive therapy with lithium or valproate. In these studies, the efficacy of CAPLYTA 42 mg was established by demonstrating statistically significant improvements over placebo for the change from baseline in the Montgomery-Asberg Depression Rating scale, or MADRS, total score. CAPLYTA 42 mg also showed a statistically significant improvement in the key secondary endpoint relating to clinical global impression of bipolar disorder in each study. In addition, CAPLYTA demonstrated a favorable tolerability and safety profile consistent with findings in prior clinical studies in schizophrenia. The most common reported adverse reactions (occurring at a rate of 5% or more and at least twice the rate of placebo) were somnolence/sedation, dizziness, nausea, and dry mouth. Mean changes from baseline in weight, fasting glucose, total cholesterol, triglycerides, and LDL cholesterol were similar between CAPLYTA and placebo.

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

Lumateperone is in clinical development as a novel treatment for MDD. In April 2024 and June 2024, we announced positive topline results from our Phase 3 clinical trials, Study 501 and Study 502, respectively, evaluating lumateperone 42 mg as an adjunctive therapy to antidepressants for the treatment of MDD. In both studies, lumateperone 42 mg given once daily as adjunctive therapy to antidepressants met the primary endpoint by demonstrating a statistically significant and clinically meaningful reduction in the Montgomery Asberg Depression Rating Scale (MADRS) total score compared to placebo at Week 6. In Study 501, in the modified intent-to-treat (mITT) study population, the least squares (LS) mean reduction from baseline for lumateperone 42 mg was 14.7 points, versus 9.8 points for placebo (LS mean difference = -4.9 points; p<0.0001; ES= 0.61). In Study 502, in the mITT study population, the LS mean reduction from baseline for lumateperone 42 mg was 14.7 points, versus 10.2 points for placebo (LS mean difference= -4.5 points; p<0.0001; ES= 0.56). Lumateperone 42 mg also met the key secondary endpoint in both studies by demonstrating a statistically significant and clinically meaningful reduction in the Clinical Global Impression Scale for Severity of Illness (CGI-S) score compared to placebo at Week 6 (Study 501: p<0.0001; ES= 0.67; Study 502: p<0.0001; ES= 0.51). In Study 501, statistically significant efficacy was seen at the earliest time point tested (Week 1) and maintained throughout the study in both the primary and the key secondary endpoints. In Study 502, numerical improvement versus placebo on the MADRS total score was seen as early as Week 1 and statistically significant efficacy was seen at Week 2 and maintained throughout the study, and statistically significant separation on the CGI-S versus placebo was observed starting at Week 3 and maintained throughout the study. In both Studies 501 and 502, lumateperone 42 mg robustly improved depressive symptoms as reported by patients as measured by the Quick Inventory of Depressive Symptomatology Self Report (QIDS-SR-16) (p<0.0001). Lumateperone was generally safe and well-tolerated in these studies. In the pooled safety data for Studies 501 and 502, the most commonly reported adverse events that were observed at a rate greater than or equal to 5% and greater than twice the rate of placebo in the total population were dizziness (16.6% v. 5.0%), dry mouth (12.6% v. 3.3%), somnolence (12.4% v. 2.3%), nausea (8.5% v. 4.0%) and fatigue (7.7% v. 1.7%).
We recently completed clinical conduct of our open label roll-over study, Study 503, to assess long-term safety in patients with MDD. In Study 503, long-term treatment with lumateperone 42 mg was generally safe and well tolerated in adult patients with MDD.
In December 2024, we announced that we submitted a supplemental new drug application, or sNDA, to the FDA for potential regulatory approval of lumateperone for MDD in adults, as adjunctive therapy to antidepressants. In the first quarter of 2025, the FDA accepted the sNDA for review.
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

We also completed Study 304, evaluating lumateperone for the prevention of relapse in patients with schizophrenia and announced topline results in November 2024. The study was conducted in five phases consisting of a screening phase; a 6-week, open-label run-in phase during which all patients will receive 42 mg of lumateperone per day; a 12-week, open-label stabilization phase during which all patients will receive 42 mg of lumateperone per day; a double-blind treatment phase, 26 weeks in duration, during which patients receive either 42 mg of lumateperone per day or placebo (1:1 ratio); and a 2-week safety follow-up phase. On the primary endpoint, time to relapse during the double-blind treatment phase was significantly longer in patients receiving lumateperone compared to those receiving placebo (p=0.0002). There were 18 relapses (16.4%) in the lumateperone group versus 44 relapses (38.6%) in the placebo group. Treatment with lumateperone was associated with 63% reduction in risk of relapse versus placebo (hazard ratio [95% CI] = 0.37, [0.22, 0.65]. Lumateperone also met the key secondary endpoint, time to all cause discontinuation during the double-blind phase (p=0.0007). This study was conducted in accordance with our post approval marketing commitment to the FDA in connection with the approval of CAPLYTA for the treatment of schizophrenia as is typical for antipsychotics.
Other Indications for Lumateperone
Within the lumateperone portfolio, we are conducting studies with pediatric patients in schizophrenia, bipolar disorder and irritability associated with autism spectrum disorder. Our lumateperone pediatric program includes a double-blind, placebo-controlled study in bipolar depression and two double-blind, placebo-controlled studies in irritability associated with autism spectrum disorder. Additionally, the program includes an open-label safety study in schizophrenia and bipolar disorder. Patient enrollment is ongoing in the open-label safety study, the double-blind, placebo-controlled study in bipolar depression and the two double-blind, placebo-controlled studies in irritability associated with autism spectrum disorder.
In addition, in the second quarter of 2024, we initiated two Phase 3 studies evaluating lumateperone for the acute treatment of manic or mixed episodes associated with bipolar I disorder (bipolar mania). Our adult bipolar mania program is the result of an agreement with the FDA in connection with our lumateperone pediatric exclusivity program. This agreement provides that pharmacokinetic obligations in adolescents and children, together with bipolar mania studies in adults, would be sufficient to satisfy our obligations with respect to obtaining pediatric exclusivity.
In addition, we are developing a long-acting injectable, or LAI, formulation to provide more treatment options to patients suffering from mental illness. We have conducted a Phase 1 single ascending dose study with an LAI formulation. This study evaluated the pharmacokinetics, safety and tolerability of a lumateperone LAI in patients with stable symptoms of schizophrenia and was generally safe and well-tolerated. We are evaluating several additional formulations of a lumateperone LAI with treatment durations of one month and longer, and clinical conduct is ongoing in a Phase 1 study with additional formulations of our LAI. Given the encouraging efficacy and favorable safety profile to date with oral lumateperone, we believe that an LAI option, in particular, may lend itself to being an important formulation choice for certain patients.
We hold exclusive, worldwide commercialization rights to lumateperone and a family of compounds from Bristol-Myers Squibb Company pursuant to an exclusive license.

ITI-1284 Program
We are developing ITI-1284-ODT-SL for the treatment of generalized anxiety disorder, psychosis in patients with Alzheimer’s disease and agitation in patients with Alzheimer’s disease. ITI-1284-ODT-SL is a deuterated form of lumateperone, a new molecular entity formulated as an oral disintegrating tablet for sublingual administration. ITI-1284-ODT-SL is formulated as an oral solid dosage form that dissolves almost instantly when placed under the tongue, allowing for ease of use in the elderly and may be particularly beneficial for patients who have difficulty swallowing conventional tablets. Phase 1 single and multiple ascending dose studies in healthy volunteers and healthy elderly volunteers (> than 65 years of age) evaluated the safety, tolerability and pharmacokinetics of ITI-1284-ODT-SL. In these studies, there were no reported serious adverse events in either age group. In the elderly cohort, reported adverse events were infrequent with the most common adverse event being transient dry mouth (mild). Based on these results, we have initiated Phase 2 programs evaluating ITI-1284-ODT-SL for the treatment of generalized anxiety disorder, psychosis in patients with Alzheimer's disease and agitation in patients with Alzheimer’s disease. The FDA has informed us that they do not believe the deuterated and undeuterated forms of lumateperone are identical. As a result, the non-clinical data from lumateperone may not be broadly applied to ITI-1284-ODT-SL, and we completed additional toxicology studies. Patient enrollment is ongoing in our Phase 2 study evaluating ITI-1284-ODT-SL as adjunctive therapy to anti-anxiety medications in patients with generalized anxiety disorder. We initiated patient enrollment in our Phase 2 study evaluating ITI-1284-ODT-SL as monotherapy in patients with generalized anxiety disorder in the fourth quarter of 2024. Patient enrollment is ongoing in a Phase 2 clinical study evaluating ITI-1284-ODT-SL in patients with psychosis associated with Alzheimer’s disease and in a Phase 2 clinical study evaluating ITI-1284-ODT-SL in patients with agitation associated with Alzheimer’s disease. We are continuing with Phase 1 studies with ITI-1284-ODT-SL, including drug-drug interaction studies.
ITI-1500 Program
We also have our ITI-1500 program focused on the development of novel non-hallucinogenic psychedelics, which we refer to as neuroplastogens. Compounds in this series interact with serotonergic (5-HT2a) receptors in a unique way, potentially allowing the development of this new drug class in mood, anxiety and other neuropsychiatric disorders without the known limitations of psychedelics including the hallucinogenic potential and risk for cardiac valvular pathologies. Our lead compound in this program, ITI-1549, is currently being evaluated in IND enabling studies.
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
Lenrispodun (ITI-214) is our lead compound in this program. Following the favorable safety and tolerability results in our Phase 1 program, we initiated our development program for lenrispodun for Parkinson’s disease and conducted a Phase 1/2 clinical trial of lenrispodun in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints. In this study, lenrispodun was generally well-tolerated with a favorable safety profile and clinical signs consistent with improvements in motor symptoms and dyskinesias. Our Phase 2 clinical trial of lenrispodun evaluating improvements in motor symptoms, changes in cognition, and inflammatory biomarkers in patients with Parkinson’s disease is ongoing. We also have an active Investigational New Drug (IND) application to evaluate our newest candidate within the PDE1 inhibitor program, ITI-1020, as a novel cancer immunotherapy. Our Phase 1 program with ITI-1020 in healthy volunteers is ongoing.

ITI-333 Program
We also have had a development program with our ITI-333 compound as a potential treatment for substance use disorders, pain and psychiatric comorbidities including depression and anxiety. We have conducted a Phase 1 single ascending dose study evaluating the safety, tolerability and pharmacokinetics of ITI-333 in healthy volunteers. In addition, we completed a multiple ascending dose study with ITI-333 in healthy volunteers. In this study, ITI-333 was generally safe and well-tolerated. However, based on our review of the current pipeline, we have discontinued this program.
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
According to the John Hopkins School of Medicine, about 1% of the population (2.6 million adults in the United States) suffers from schizophrenia in any given year. A landmark study funded by the National Institute of Mental Health, the Clinical Antipsychotic Trials of Intervention Effectiveness, also referred to as CATIE, which was published in The New England Journal of Medicine in September 2005, found that 74% of patients taking typical or atypical antipsychotics discontinued treatment within 18 months because of side effects or lack of efficacy.
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
GAD affects approximately 19 million adults in the U.S. About half of the patients with GAD were estimated to not respond adequately to existing pharmacological interventions. There are currently no approved adjunctive treatments for GAD.
Given that a considerable proportion of patients with GAD fail to adequately respond to currently available pharmacological treatments, there is a high unmet need for effective therapies with a favorable safety profile.
Behavioral Disturbances in Alzheimer’s Disease
The World Health Organization estimates that approximately 55 million people worldwide have Alzheimer’s disease, and there are nearly 10 million new cases every year. The Alzheimer’s Association estimates that nearly 7 million Americans are living with Alzheimer’s disease, or AD, in 2024. While the diagnostic criteria for AD and other dementias mostly focus on the related cognitive deficits, it is often the behavioral and psychiatric symptoms that are most troublesome for caregivers and lead to poor quality of life for patients. Several behavioral symptoms are quite prevalent in patients with AD.
We believe there is a large unmet medical need for a safe and effective therapy to treat the behavioral symptoms in patients with dementia, including AD, and, we believe that ITI-1284 may provide a novel therapy for treating the behavioral disturbances accompanying dementia, including AD.
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

According to the National Parkinson Foundation, about 1 million people in the United States and more than 10 million people worldwide suffer from this disease. Parkinson’s disease is more common in people over 60 years of age, and the prevalence of this disease is expected to increase significantly as the average age of the population increases. Parkinson’s disease patients are commonly treated with dopamine replacement therapies, such as levodopa, commonly referred to as L-DOPA, which is metabolized to dopamine, and dopamine agonists, which are molecules that mimic the action of dopamine. Global Data estimated global sales of therapeutics such as L-DOPA, and dopamine agonists used to treat the disease to be approximately $4 billion in 2024.
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
•obtain FDA approval of our sNDA of lumateperone for MDD in adults, as adjunctive therapy to antidepressants and, subject to FDA approval, achieve a successful commercial launch in this indication;
•complete the development of lumateperone for additional psychiatric indications;
•expand the commercial potential of lumateperone by investigating its usefulness in additional neurological areas;
•continue to advance our other product candidates in clinical development, such as ITI-1284, for the treatment of generalized anxiety disorder, psychosis in patients with Alzheimer's disease and agitation in patients with Alzheimer's disease; and PDE1 inhibitors, including lenrispodun for the treatment of CNS and other disorders; and
•advance the earlier stage product candidates in our pipeline, such as ITI-1500, for mood and other neuropsychiatric disorders.
Intellectual Property
Our Patent Portfolio
As of February 1, 2025, we owned or controlled approximately 142 patent families filed in the United States and other major markets worldwide, including approximately 158 issued or allowed U.S. patents, 80 pending U.S. patent applications, 615 issued or allowed foreign patents and 323 pending foreign patent applications, directed to novel compounds, formulations, methods of treatment, synthetic methods, and platform technologies.

Lumateperone tosylate is FDA-approved as CAPLYTA® for the treatment of schizophrenia and for the treatment of bipolar depression. We have extensively characterized this compound and related compounds and filed additional patent applications on salt forms, polymorphs, pharmaceutical formulations, new indications, improved methods of manufacture, metabolites, derivatives, and structurally related novel compounds. As of February 1, 2025, our lumateperone program consisted of approximately 38 patent families that we own or control, filed in the United States and other major markets, including 65 issued or allowed U.S. patents, 30 pending U.S. patent applications, 193 issued or allowed foreign patents and 112 pending foreign patent applications. 21 patents are currently Orange Book listed in the United States. During 2023, the RE48,839 patent was selected for Patent Term Extension, extending its term by 215 days, through August 2033. Other pending U.S. and foreign patent applications may protect additional indications and formulations through 2045. Patent protection for lumateperone includes:

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
Pending in IL, IN
December 1, 2029 (US; does not include expected 6-month extension for pediatric studies); March 12, 2029 (ex-US)

ITI-007 Dosage and Method of Treatment Patents (including schizophrenia, bipolar depression, sleep disorder indications)	Granted: US (8,598,119*; 9,186,258*; 9,616,061*; 10,117,867*; 10,702,522; RE48,839*), AU, CA, CN, JP, KR, MX Pending: US (continuation), MX (divisional)	August 19, 2033** (US; does not include expected 6-month extension for pediatric studies); May 27, 2029 (ex-US)

ITI-007 Residual Symptoms Patent (treatment of negative/residual symptoms of schizophrenia and bipolar depression)	Granted: US (9,956,227*; 10,960,009*; 11,026,951*), AU, CA, JP, KR, IL, IN, MX, RU Pending: US (continuation), JP (divisional), EP, KR (divisional), MX (divisional), CA (divisional), BR, CN	December 3, 2034 (US and ex-US; does not include expected US 6-month extension for pediatric studies)

Patents for Additional Compositions and Dosage Forms
Granted: US (10,716,786, 10,695,345*; 11,052,083, 11,052,084*, 11,690,842*, 11,753,419*, 11,806,348*, 12,070,459*, 12,128,043*, 12,122,792*), AU, CA, CN, IN, IL, KR, JP, MX, RU
Pending: US (continuation), AU, CA, CN, EP, IN, IL, JP, KR, MX, RU
2037-2040

Patents for Additional Indications (including post-traumatic stress disorder, impulse control disorder, symptoms associated with dementia, acute depression, bipolar disorder, acute anxiety, psychiatric disorders associated with inflammation or infection)
	Granted: US (11,053,245; 11,124,514, 11,958,852, 11,980,617*, 12,090,155*) Granted or pending in US, EP, JP, and other countries	2033-2043
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

Our ITI-1284 program relates to a deuterated form of lumateperone for the treatment of generalized anxiety disorder, and other central nervous system disorders. Ten families of patent applications have been filed which provide coverage for ITI-1284, which have already resulted in 11 U.S. patents and 76 foreign patents. The ITI-1284 molecule has composition of matter protection to 2037, with possible extensions and additional Orange Book-listable protection to 2042.
Our early-stage ITI-1500 program relates to novel compounds as non-hallucinogenic psychedelics, which we refer to as neuroplastogens, for the treatment of a variety neuropsychiatric disorders, including depression and anxiety. Five families of patent applications have been filed, which will provide composition of matter patent protection through at least 2043, with possible extensions and additional Orange Book-listable protection to 2048.
Our program on PDE1 inhibitors for cognition, dopamine-mediated and other disorders, as well as several others, includes patent protection across 60 families, including 31 families for the lead molecule, lenrispodun, as well as a wide range of filings on other proprietary compounds and indications. The lenrispodun lead molecule has composition of matter protection to 2029, with possible extensions and additional Orange Book-listable protection to 2034. Additionally, we expect to have data exclusivity in the European Union (EU) for up to 11 years from commercial launch. We are also evaluating potential follow-on compounds for lenrispodun which would have patent protection beyond 2030.
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
Under the agreement, we have made payments of $10.8 million to BMS related to milestones achieved through December 31, 2024 for lumateperone. Possible milestone payments remaining total $5.0 million. Under the agreement, we may be obliged to make other milestone payments to BMS for each licensed product of up to an aggregate of approximately $14.75 million. We are also obliged to make tiered single digit percentage royalty payments ranging between 5 – 9% on sales of licensed products. We are obliged to pay to BMS a percentage of non-royalty payments made in consideration of any sublicense.
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

The Siegfried Supply Agreement
On January 4, 2017, we entered into a supply agreement with Siegfried Evionnaz SA, an affiliate of Siegfried AG, or Siegfried. Following the automatic expiration of the agreement on January 4, 2023, we entered into a new supply agreement with Siegfried effective January 5, 2023, or the Siegfried Agreement. Under the Siegfried Agreement, Siegfried has agreed to manufacture and supply the API and its intermediates for lumateperone in commercial quantities. We agreed to provide Siegfried with a rolling forecast of our anticipated requirements for supply of the API. Under the agreement, our purchase prices for supply of the API and its intermediates from Siegfried are specified based on the volume of API produced. The initial term of the Siegfried Agreement is three years until January 5, 2026. The Siegfried Agreement will automatically renew on an evergreen basis for a consecutive one-year period, unless either party notifies the other party of its election to not renew the agreement at least 12 months prior to the end of the initial term or any renewal period then in effect. Either party may terminate the agreement prior to its expiration upon an uncured material breach by the other party, the liquidation or dissolution of the other party, the commencement of insolvency procedures or other bankruptcy-related proceedings that are not dismissed within a certain period of time, the appointment of any receiver, trustee or assignee to take possession of the properties of the other party, the cessation of all or substantially all of the other party’s business operations, or a continuing force majeure event affecting the other party. Under the Siegfried Agreement, we have the right to and may purchase the API and its intermediates for lumateperone from other suppliers. As of December 31, 2024, the Company has committed to purchasing production campaigns of API and intermediate product from Siegfried that are expected to be delivered in 2025.
The Lonza Manufacturing Services Agreement
On January 10, 2017, we entered into a manufacturing services agreement, as amended on December 19, 2022, or the Lonza Agreement, with Lonza Ltd., or Lonza. Under the Lonza Agreement, Lonza has agreed to manufacture and supply the API for lumateperone, with purchase prices specified based on the volume produced. We agreed to provide Lonza with a written forecast of our estimated quarterly requirements. On December 19, 2022, the Lonza Agreement was amended to, among other items, extend the current term of the agreement until December 31, 2028 and provide for certain minimum annual purchase commitments by the Company for the years 2025 through 2028 for delivery in 2026 through 2029. Either party may terminate the agreement prior to its expiration upon a prior written notice, an uncured material breach by the other party, the insolvency, liquidation, dissolution or bankruptcy of the other party, or a continuing force majeure event affecting the other party, and may be extended by mutual consent. As of December 31, 2024, the Company has committed to purchasing production campaigns of API from Lonza that are expected to be delivered in 2025 in addition to the minimum annual purchase commitments for delivery in 2026 through 2029.
Development and commercial quantities of any products that we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval. We currently employ internal resources to manage our manufacturing contractors.
Commercial Operations
We initiated the commercial launch of CAPLYTA for the treatment of schizophrenia in adults in the United States in March 2020. In December 2021, we launched CAPLYTA for the treatment of bipolar depression in adults. In support of our commercialization efforts we employ a national sales force, which we expanded in 2024 and continue to expand in 2025. In the future, we may choose to commercialize CAPLYTA or any other products, in markets outside of the United States, if approved for sale in such markets, by establishing one or more strategic alliances.
Customers
We are currently approved to sell CAPLYTA for the treatment of schizophrenia in adults and for the treatment of bipolar depression in adults in the United States. CAPLYTA is priced in line with other currently marketed branded antipsychotics indicated for the treatment of schizophrenia and bipolar depression. We distribute CAPLYTA principally through three third-party wholesale drug distributors whose concentration are each between 28% and 38% of total sales.

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
Even if we are successful in expanding the commercialization of CAPLYTA and developing and obtaining approval of our product candidates, we would compete with a variety of established drugs in the areas of our targeted CNS therapeutic indications. CAPLYTA for the treatment of schizophrenia and for the treatment of bipolar depression competes with, among other branded products, Vraylar®, marketed by AbbVie, Rexulti®, marketed by Otsuka Pharmaceutical, Lybalvi®, marketed by Alkermes, Fanapt®, marketed by Vanda Pharmaceuticals, and Cobenfy®, marketed by Bristol Myers Squibb. In addition, CAPLYTA competes and our product candidates, if approved, would compete with, among other generic antipsychotic products, aripiprazole, clozapine, haloperidol, lurasidone, olanzapine, paliperidone, quetiapine/XR and risperidone.
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

Government Regulation
United States—FDA Process
The research, development, testing, manufacture, labeling, promotion, advertising, import and export, distribution and marketing, among other things, of prescription drug products are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, clinical holds, warning letters, fines, civil penalties, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution.
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
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the API and finished drug product are produced and tested to assess compliance with current Good Manufacturing Practice, or cGMP, regulations;
•satisfactory completion of FDA inspections of clinical trial sites to assure that data supporting the safety and effectiveness of the product candidate have been generated in compliance with Good Clinical Practice, or GCP, regulations; and
•FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.
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

Clinical trials involve administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be provided to the FDA as part of a separate submission to the IND. Further, an IRB for each site proposing to conduct the clinical trial must review and approve the study protocol and informed consent information for study subjects for any clinical trial before it commences at each site, and the IRB must monitor the study until it is completed. Study subjects must provide informed consent before being enrolled to participate in a clinical trial. There are also requirements governing reporting of on-going clinical trials and clinical trial results to public registries. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The ClinicalTrials.gov registration and reporting final rule became effective in 2017, and the government has brought enforcement actions against clinical trial sponsors that failed to comply with such requirements.
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
Congress also amended the FDCA, as part of the Consolidated Appropriations Act for 2023, in order to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Sponsors must submit a diversity action plan to the FDA by the time the sponsor submits the relevant clinical trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. If the FDA objects to a sponsor’s diversity action plan, it may delay trial initiation.
During the development of a new drug, sponsors are given an opportunity to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach an agreement on the next phase of development. Sponsors typically use the end of Phase 2 meeting to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial (or trials) that they believe will support approval of the new drug. A sponsor may request a Special Protocol Assessment, or SPA, to reach an agreement with the FDA that the protocol design, clinical endpoints, and statistical analyses are acceptable to support regulatory approval of the product candidate with respect to effectiveness in the indication studied. If such an agreement is reached, it will be documented and made part of the administrative record, and it will be binding on the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining the safety or effectiveness of the product after clinical studies begin, or if the sponsor fails to follow the protocol that was agreed upon with the FDA. There is no guarantee that a study will ultimately be adequate to support an approval even if the study is subject to an SPA.

Concurrent with clinical trials, companies usually complete additional animal safety studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate, and the manufacturer must develop methods for testing the quality, purity and potency of the final drugs. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.
Assuming successful completion of the required clinical testing, the results of non-clinical studies and of clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. An NDA must be accompanied by a significant user fee, and the sponsor of an approved NDA is also subject to an annual program fee. These fees are typically adjusted annually, but exemptions and waivers may be available under certain circumstances. The NDA is subject to a 60-day acceptance period, and if sufficiently complete to permit substantive review, will be filed by the FDA at the end of that period. For NDAs that are assigned a standard review designation, the FDA’s goal is to complete its review 10 months from the date the FDA files the NDA for review and, for NDAs determined by the agency to be eligible for priority review, six months from the date the FDA files the NDA for review. These goals can be extended by the FDA through requests for additional information from the sponsor.
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
Before approving an NDA, the FDA inspects the facility or the facilities at which the drug and/or its active pharmaceutical ingredient is manufactured and will not approve the product unless the manufacturing process is in compliance with cGMP requirements. On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, it may issue an approval letter or a Complete Response Letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of NDA approval, the FDA may require post-marketing testing and surveillance to monitor the drug’s safety or efficacy, or impose other conditions, as discussed further below. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its current form. A Complete Response Letter outlines the deficiencies in the submission and may require additional clinical data and/or additional clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, non-clinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may choose to either resubmit the NDA addressing all of the deficiencies identified in the letter or withdraw the application. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials is not always conclusive and the FDA may interpret such data differently than we or our collaborators do. Alternatively, the FDA could approve the NDA with a Risk Evaluation and Mitigation Strategy, or REMS, to mitigate potential risks associated with the drug, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. Once the FDA approves a drug, the FDA may withdraw product approval if on-going regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase 4 clinical trials, and surveillance programs to monitor the safety of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a drug product based on the results of these post-marketing programs or other information.
Post-Approval Requirements. After a drug has been approved by the FDA for sale, the FDA may require that certain post-approval requirements be satisfied, including the conduct of additional clinical trials. If post-approval conditions are not satisfied, the FDA may withdraw its approval of the drug. In addition, certain changes to an approved product, such as adding new indications, making certain manufacturing changes, or making certain additional labeling claims, are subject to further FDA review and approval. Before a company can market drug products for additional indications, it must obtain additional approvals from the FDA, typically through the submission and approval of a supplemental NDA. Obtaining approval for a new indication generally requires that additional clinical trials be conducted. A company cannot be sure that any additional approval for new indications for any product candidate will be approved on a timely basis, or at all.

In addition, holders of an approved NDA are required to (i) report certain adverse reactions to the FDA and maintain pharmacovigilance programs to proactively look for these adverse events; (ii) comply with certain requirements concerning advertising and promotional labeling for their products; and (iii) continue to have quality control and manufacturing procedures conform to cGMP regulations after approval. The FDA periodically inspects the sponsor’s records related to safety reporting and the approved drug’s manufacturing facilities, which includes assessment of on-going compliance with cGMP requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. We intend to continue to use third-party manufacturers to produce our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a drug product after approval may result in new restrictions on the product, the manufacturer or holder of the approved NDA, including recall of the product from the market, imposition of a REMS program, or withdrawal of approval of the NDA for that drug, among other potential consequences.
Moreover, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or the PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription drug product samples and impose requirements to ensure accountability in distribution. The Drug Supply Chain Security Act, or DSCSA, was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a ten-year period that culminated in November 2023. After an additional one-year stabilization period to give entities subject to the DSCSA additional time to finalize interoperable tracking systems and to ensure supply chain continuity, the applicable requirements under the DSCSA are fully enforceable as of November 27, 2024. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.
The Hatch-Waxman Act, Patent Term Restoration and Marketing Exclusivity. Depending upon the timing, duration and specifics of FDA approval of the use of our drugs, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. Under the Hatch-Waxman Amendments, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute and also enacted Section 505(b)(2) of the FDCA. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD. For an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug.
In contrast, Section 505(b)(2) enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy data for an existing product, or published literature, in support of its application. Section 505(b)(2) NDAs may provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products; for example, an applicant may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. A Section 505(b)(2) applicant may eliminate the need to conduct certain nonclinical or clinical studies, if it can establish that reliance on studies conducted for a previously approved product is scientifically appropriate. Unlike the ANDA pathway used by developers of bioequivalent versions of innovator drugs, which does not allow applicants to submit new clinical data other than bioavailability or bioequivalence data, the 505(b)(2) regulatory pathway does not preclude the possibility that a follow-on applicant would need to conduct additional clinical trials or nonclinical studies; for example, they may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness. The FDA may then approve the new product for all or some of the label indications for which the RLD has been approved, or for any new indication sought by the Section 505(b)(2) applicant, as applicable.

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
Data and market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the data and information associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full, traditional NDA under 505(b)(1) of the FDCA; however, an applicant submitting a full, traditional NDA would be required to conduct or obtain a right of reference to all of the non-clinical studies and clinical trials necessary to demonstrate safety and effectiveness. The FDCA also provides seven years of market exclusivity for a drug designated for a rare disease or condition (e.g., a disease or condition that affects less than 200,000 people in the United States) that begins to run after the drug’s marketing approval for that disease or condition. The exclusivity prohibits the approval of the same drug for the same disease or condition unless there is a showing of clinical superiority or other exceptions are triggered.
In addition, pediatric exclusivity is a type of non-patent marketing exclusivity available in the United States and, if granted, it provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity or listed patents. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. The issuance of a written request does not require the sponsor to undertake the described studies.
Foreign Regulation
In addition to regulations in the United States, we may become subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the European Union, before we can commence clinical trials or market products in those countries or areas. The approval processes and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country, and the time may be longer or shorter than that required for FDA approval.

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
In addition, particularly in the United States and increasingly in other countries, we are required to provide discounts and pay rebates to state and federal governments and agencies in connection with purchases of our products that are reimbursed by such entities. It is possible that future legislation in the United States and other jurisdictions could be enacted to potentially impact reimbursement rates for the products we are developing and may develop in the future and could further impact the levels of discounts and rebates paid to federal and state government entities. Any legislation that impacts these areas could impact, in a significant way, our ability to generate revenues from sales of any approved product that we bring to market. Most recently, on August 16, 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. In addition, a manufacturer of drugs or biological products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a product-by-product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug or biological product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, the Centers for Medicare & Medicaid Services (CMS) will negotiate drug prices annually for a select number of single source Part D drugs. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with pharmaceutical manufacturers for negotiated prices of 10 drug products, which will become applicable for payment year 2026. However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.
In addition to the IRA’s drug price negotiation provisions, President Biden’s Executive Order 14087, issued in October 2022, called for CMS to prepare and submit a report to the White House on potential payment and delivery modes that would complement to IRA, lower drug costs, and promote access to innovative drugs. In February 2023, CMS published its report which described three potential models focusing on affordability, accessibility and feasibility of implementation for further testing by the CMS Innovation Center. The CMS Innovation Center continues to test the proposed models and has started to roll out plans for access model testing of certain product types (e.g., cell and gene therapies) by states and manufacturers.

Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the health care system in ways that could significantly affect our future business. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, or collectively, the ACA, enacted in March 2010, substantially changed the way health care is financed by both governmental and private insurers. Certain legislative changes to and regulatory changes under the ACA have occurred over the past few years and further legislative changes to and regulatory changes under the ACA remain possible. We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that may be charged for any of our product candidates, if approved. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in recent years, several states have formed prescription drug affordability boards (PDABs). Much like the IRA’s drug price negotiation program, these PDABs have attempted to implement upper payment limits (UPLs) on drugs sold in their respective states in both public and commercial health plans. For example, in August 2023, Colorado’s PDAB announced a list of five prescription drugs that would undergo an affordability review. The effects of these efforts remain uncertain pending the outcomes of several federal lawsuits challenging state authority to regulate prescription drug payment limits. Furthermore, in December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers (PBMs) and other members of the health care and pharmaceutical supply chain, an important decision that appears to be leading towards further and more aggressive efforts by states in this area. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including pharmaceutical companies like us.
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
Physicians may prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties, and often reflect a physician’s professional judgment that the off-label use is the best treatment for the patient. The FDA does not regulate the behavior of physicians in their choice of treatments, but FDA regulations do impose stringent restrictions on manufacturers’ communications regarding off-label uses.
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
Human Capital
As of February 1, 2025, we employed 860 employees all of whom were full-time. We consider our relations with our employees to be good. To successfully commercialize CAPLYTA and develop our drug candidates, we must be able to attract and retain highly skilled personnel. During 2024, we expanded our sales force by approximately 150 representatives who will focus on commercial sales of CAPLYTA to primary care physicians. We are further expanding our sales force in 2025 to support the potential sNDA approval of CAPLYTA for the treatment of MDD as adjunctive therapy to antidepressants. We continually evaluate the business need and opportunity and balance in-house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantial clinical trial work to clinical research organizations and drug manufacturing to contract manufacturers.

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
Our financial, medical, and mental health benefits are designed to support our employees, and foster their overall well-being. During the global health challenges, we further expanded our offerings to create appropriate “work from home” conditions for success and wellness, including purchasing additional IT equipment and office supplies and increasing communications related to our mental health benefits. In particular, we offered sessions on seasonal stress to further support the mental health of our employees. As part of our ongoing commitment to employee well-being, we have also introduced a return-to-office initiative designed to foster collaboration and connection while maintaining flexibility to support a productive and healthy work environment.
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
At the management level, we have implemented a cross-functional Sustainability Working Group. The Sustainability Working Group is responsible for preparing our annual Sustainability report, which is reviewed by senior leadership.
All employees are responsible for upholding our core values, including to communicate, collaborate, innovate and be respectful, as well as for adhering to our Code of Ethics and Business Conduct, including our policies on bribery, corruption, conflicts of interest and our whistleblower program. On a regular basis, we review and update our policies to reflect the dynamic regulatory environment in which we operate. To foster a culture of open communication, we encourage employees to come to us with concerns through our dedicated anonymous hotline. Our compliance resources encourage a proactive approach to reporting ethical concerns and raising questions. If a complaint is financial in nature, the Audit Committee Chair is notified concurrently, which triggers an investigation, action and report.

Our approach to social responsibility encompasses a wide range of patient assistance and community involvement initiatives. Our patient support programs include co-pay assistance for commercially insured individuals and a free goods initiative for patients who meet program eligibility criteria, including financial thresholds. We actively advocate for good mental health policies that improve access to mental health treatments.
We recognize the essential role of environmental responsibility in delivering innovative treatments. We focus on practical and impactful environmental strategies to manage waste in our supply chain and adapt our business to climate change.
In order to reduce the overall impact of our product on the environment, we have taken steps to enhance the sustainability of our manufacturing processes optimizing the small- and large-scale manufacturing processes. Our supply chain encompasses geographic diversity to strengthen our contingency strategies to help ensure resilience. These strategies include maintaining a safety stock capable of sustaining manufacturing, even amid global disruptions such as geopolitical changes, labor or resource shortages, market fluctuations, or extreme weather events.
We are systematically addressing the environmental impacts of the buildings we rent as we make improvements, including adding energy control systems and other energy efficiency measures. Smart design elements contribute to reduced energy consumption. Our labs minimize greenhouse gas (GHG) emissions by utilizing electricity for reactions. We have safety protocols in place for handling biohazardous waste in our labs, and we use third-party vendors to ensure proper disposal of biohazardous, flammable and chemical waste. Our focus extends across the supply chain, emphasizing reduced packaging and minimizing finished goods wastage. With each packaging decision, we aim to ensure the safe and compliant storage of our products.
We published our 2023 Sustainability report on our website that highlights our commitment to patients, communities, employees, and society. Our Sustainability report can be found on our website at www.intracellulartherapies.com/about-us/sustainability/. This website reference is provided for convenience only and the content on the referenced website is not incorporated by reference into this Annual Report on Form 10-K.
Given the nature of our research and development and business activities, we do not expect that compliance with federal, state and local environmental laws will result in material costs or have a significant negative effect on our operations.
Corporate Information
We were originally incorporated in the State of Delaware in August 2012 under the name “Oneida Resources Corp.” Oneida Resources Corp. was a “shell” company registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, with no specific business plan or purpose until it began operating the business of Intra-Cellular Therapies, Inc. (now re-named ITI, Inc., or ITI) through a reverse merger transaction on August 29, 2013, or the 2013 Merger. ITI was incorporated in Delaware in May 2001 to focus primarily on the development of novel drugs for the treatment of neuropsychiatric and neurologic diseases and other disorders of the central nervous system. Effective upon the 2013 Merger, a wholly owned subsidiary of the Company merged with and into ITI. ITI continues as the operating subsidiary of the Company. As used herein, the words the “Company,” “we,” “us,” and “our” refer to Intra-Cellular Therapies, Inc. and its wholly owned subsidiary, ITI, Inc.
Our corporate headquarters is located at 135 Route 202/206, Suite 6, Bedminster, NJ 07921, and our telephone number is (646) 440-9333. We also have an office and laboratory in New York, New York and an office in Towson, Maryland. We maintain a website at www.intracellulartherapies.com, to which we regularly post copies of our press releases as well as additional information about us. We make available free of charge through the Investors section of our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Securities and Exchange Commission maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

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
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, including those highlighted in this section below, that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in more detail in the risk factors below, alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:
•We may not complete the pending transaction with Johnson & Johnson within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results, operations and/or the market price of our common stock.
•The pendency of the Merger with Johnson & Johnson could adversely affect our business, financial results, operations and/or the market price of our common stock.
•In order to execute our business plan and achieve profitability, we need to continue to effectively expand the commercialization of CAPLYTA, which has been approved by the FDA for the treatment of schizophrenia in adults and for the treatment of bipolar depression in adults.
•If we do not obtain regulatory approval of lumateperone for other indications in the United States, or for any indication in foreign jurisdictions, we will not be able to market lumateperone for other indications or in other jurisdictions, which will limit our commercial revenues.
•If the sales and marketing capabilities we have established or our third-party relationships for the commercialization of CAPLYTA are not effective, we may not be able to continue to grow our product revenues.
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
•CAPLYTA and our product candidates, if approved, may not gain or maintain acceptance among physicians, patients, or the medical community, thereby limiting our potential to generate revenues, which will undermine our future growth prospects.
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
Risks Related to the Pending Transaction With Johnson & Johnson
We may not complete the pending transaction with Johnson & Johnson within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results, operations and/or the market price of our common stock.
On January 10, 2025, we entered into the Merger Agreement with Johnson & Johnson, a New Jersey corporation, or Parent, and Fleming Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent, or Merger Sub, pursuant to which, subject to the terms and conditions thereof, Merger Sub will merge with and into the Company, or the Merger, with the Company surviving the Merger as a wholly owned subsidiary of Parent.

At the effective time of the Merger, or the Effective Time, each share of common stock of the Company issued and outstanding immediately prior to the Effective Time (other than certain shares of common stock to be canceled pursuant to the Merger Agreement and shares of common stock with respect to which appraisal rights have been properly and validly exercised) will automatically be converted into the right to receive an amount equal to $132.00 per share in cash, or the Merger Consideration, without interest thereon and less any applicable tax withholdings.
Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal restraints preventing or otherwise making illegal the consummation of the Merger, no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the signing of the Merger Agreement that is continuing as of immediately prior to the Effective Time, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, and the adoption of the Merger Agreement and approval of the Merger by the affirmative vote of the holders of a majority of the outstanding shares of common stock, or the Company Stockholder Approval. In addition, the Merger Agreement contains certain termination rights for the Company and Parent. Subject to the terms and conditions of the Merger Agreement, we or Parent may terminate the Merger Agreement if the Merger is not consummated on or before July 10, 2025, which period may be extended automatically for two automatic 6-month periods if at the end of the prior period, either of the conditions relating to approval of the Merger pursuant to the HSR Act or the absence of certain legal restraints preventing or otherwise making illegal the consummation of the Merger (solely in respect of any antitrust law or order under any antitrust law) has not been satisfied, or the Termination Date. We also have the right to terminate the Merger Agreement to accept a “Superior Proposal” (as defined in the Merger Agreement) subject to compliance with certain procedures specified in the Merger Agreement. Upon termination of the Merger Agreement, under specified circumstances, we will be required to pay Parent a termination fee of $475.5 million. As a result, we cannot assure you that all of the various closing conditions will be satisfied and that the Merger with Johnson & Johnson will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.
If the Merger is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices of our common stock reflect a market assumption that the Merger will be completed. We could also be required to pay Johnson & Johnson a termination fee of $475.5 million if the Merger Agreement is terminated under specific circumstances set forth in the Merger Agreement. The failure to complete the Merger also may result in negative publicity, a decline in investor confidence, stockholder litigation being brought against us, adverse impacts to our relationships with our existing and prospective employees, collaborators, customers, regulators, suppliers and other business partners, us being unable to recruit prospective employees or to retain and motivate existing employees, and adverse financial impacts due to costs incurred in connection with the Merger. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.
The pendency of the Merger with Johnson & Johnson could adversely affect our business, financial results, operations and/or the market price of our common stock.
Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our financial condition, our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following consummation of the Merger. Our management’s and certain of our employees’ attention is being directed toward the completion of the Merger and thus is being diverted to some extent from our day-to-day operations.
Uncertainty as to our future could adversely affect our business and our relationship with collaborators, customers, regulators, suppliers and other business partners. For example, collaborators, suppliers, and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business, in all material respects, in the ordinary course consistent with past practice, and subjecting us to a variety of specified restrictions absent Johnson & Johnson’s prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents, and incur indebtedness. Furthermore, we are limited in our ability to solicit other acquisition proposals during the pendency of the Merger. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may, as a result, materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the price of our common stock.
The Merger Agreement contains provisions that could make it difficult for a third party to acquire us prior to the completion of the Merger.
The Merger Agreement contains restrictions on our ability to obtain a third-party proposal for an acquisition of the Company. These provisions include our agreement not to solicit or initiate any additional discussions with third parties regarding other proposals to acquire us, as well as restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our Board of Directors. Under the terms of the Merger Agreement, we may be required to pay Johnson & Johnson a termination fee of $475.5 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, including, but not limited to, a termination of the Merger Agreement by Johnson & Johnson in response to a “Company Board Recommendation Change” (as defined in the Merger Agreement) of our Board of Directors or a termination of the Merger Agreement by us to accept a “Superior Proposal” (as defined in the Merger Agreement). If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn could materially and adversely affect the price of our common stock.
These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of the Company, even one that may be deemed of greater value to our stockholders than the Merger. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee may result in that third party offering a lower value to our stockholders than such third party might otherwise have offered.
A lawsuit may be filed against us and/or Johnson & Johnson challenging the transactions contemplated by the Merger Agreement. An adverse ruling in any such lawsuit may delay or prevent the Merger from being completed.
Lawsuits arising out of or relating to the Merger Agreement and/or the proposed acquisition of us by Johnson & Johnson may be filed in the future. There can be no assurances that we will be successful in the outcome of any lawsuits challenging the Merger. One of the conditions to completion of the Merger is the absence of any applicable injunction or other order being in effect that prohibits completion of the Merger. Accordingly, if a plaintiff is successful in obtaining an injunction, then such order may prevent the Merger from being completed, or from being completed within the expected timeframe.
Lawsuits challenging the Merger could divert to some extent our management’s and certain of our employee’s attention from our day-to-day operations. We may also incur costs in connection with the defense or settlement of any litigation, including costs associated with the indemnification of our directors and officers and settlement payments. For these and other reasons, litigation related to the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn could materially and adversely affect the price of our common stock.
We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Johnson & Johnson.
We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending Merger. We must pay substantially all of these costs and expenses whether or not the Merger is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

Risks Related to Our Business
In order to execute our business plan and achieve profitability, we need to continue to effectively expand the commercialization of CAPLYTA, which has been approved by the FDA for the treatment of schizophrenia in adults and for the treatment of bipolar depression in adults.
CAPLYTA is our only drug that has been approved for sale and it has been approved only for the treatment of schizophrenia in adults and bipolar depression in adults in the United States only. We are focusing a significant portion of our activities and resources on CAPLYTA, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize CAPLYTA for its approved indications in the United States.
Successful commercialization of CAPLYTA is subject to many risks. We have never, as an organization, launched or commercialized any other product, and there is no guarantee that we will be successful in continuing to commercialize CAPLYTA for its approved indications. There are numerous examples of failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. We expect that continued commercial success of CAPLYTA for its approved indications will depend on many factors, including the following:
•the efficacy, cost, approved use, and side-effect profile of CAPLYTA regimens relative to competitive treatment regimens for its approved indications;
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
While we believe that CAPLYTA for its approved indications has a commercially competitive profile, we cannot accurately predict the amount of revenue that will be generated from the sale of CAPLYTA. If we do not effectively commercialize CAPLYTA, we will not be able to execute our business plan and may not be able to achieve profitability. If our revenues, market share and/or other indicators of market acceptance of CAPLYTA do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.

If we do not obtain regulatory approval of lumateperone for other indications in the United States, or for any indication in foreign jurisdictions, we will not be able to market lumateperone for other indications or in other jurisdictions, which will limit our commercial revenues.
While CAPLYTA has been approved by the FDA for the treatment of schizophrenia and bipolar depression in adults, lumateperone has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for these indications or for any other indication. In order to market lumateperone for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of CAPLYTA by the FDA for the treatment of schizophrenia and bipolar depression does not ensure that lumateperone will be approved by the FDA for additional indications or populations, nor does not it ensure that foreign jurisdictions will also approve CAPLYTA for any indications or populations. In the fourth quarter of 2024, we submitted an sNDA to the FDA for lumateperone for the treatment of MDD in adults, as adjunctive therapy to antidepressants. In the first quarter of 2025, the FDA accepted the sNDA for review. There is no guarantee that the FDA will approve our sNDA for the adjunctive treatment of MDD in adults or any other indication beyond CAPLYTA’s currently approved indications, or that any ongoing or future studies of lumateperone will be successful. Furthermore, there is no guarantee that any regulatory authority in foreign jurisdictions will approve lumateperone for any indications. The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, whose regulations differ from the FDA and from each other. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and we have not yet identified all of the requirements that we will need to satisfy to submit lumateperone for approval for other indications or in other jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support our NDA submission in schizophrenia, our sNDA submissions in bipolar depression or our sNDA submission in MDD. In addition, strategic considerations need to be taken into account when determining whether and when to submit lumateperone for approval in other jurisdictions. If we do not receive marketing approval for lumateperone for any other indication from the FDA or for any indication from any regulatory agency outside of the United States, we will never be able to commercialize lumateperone for any other indication in the United States or for any indication in any other jurisdiction. Even if we do receive additional regulatory approvals, we may not be successful in commercializing those opportunities.
If the results or timing of regulatory filings, the regulatory process, regulatory developments, clinical trials or non-clinical studies, or other activities, actions or decisions related to lumateperone do not meet our or others’ expectations, the market price of our common stock could decline significantly.
If the sales and marketing capabilities we have established or our third-party relationships for the commercialization of CAPLYTA are not effective, we may not be able to continue to grow our product revenues.
Prior to the commercial launch of CAPLYTA in March 2020, we had no experience as a company in marketing drugs or with respect to pricing and obtaining adequate third-party reimbursement for drugs. We continue to build our commercial organization and capabilities in the United States in order to market CAPLYTA for the treatment of schizophrenia and bipolar depression and to prepare for the potential commercial launch of CAPLYTA for the treatment of MDD as adjunctive therapy to antidepressants, subject to approval of our sNDA by the FDA. We will need to continue to expand successfully our capabilities and/or enter into arrangements with third parties to sell and market CAPLYTA for the treatment of schizophrenia and bipolar depression and, if approved, for the adjunctive treatment of MDD and, if approved, to sell and market our other product candidates. If our sales and marketing capabilities or our third-party relationships for the commercialization of our products are not effective, our business could be materially harmed.

We have generated revenues from product sales but there is no guarantee that our revenues from the sale of CAPLYTA will result in us achieving profitability.
Our ability to generate revenue from product sales and achieve profitability depends on our ability to successfully commercialize CAPLYTA for the treatment of schizophrenia and bipolar depression in adults in the United States, and, if approved, for the adjunctive treatment of MDD in the United States, as well as our ability to complete the development of and obtain regulatory approvals necessary to manufacture and market our other product candidates. We have a limited operating history on which to evaluate our business and prospects. While we have generated product revenues from CAPLYTA, we cannot guarantee that we will be successful in continuing to commercialize CAPLYTA or that any of our product candidates currently in development will ever become marketable products. Even if we are successful in continuing to commercialize CAPLYTA or obtaining approval of our other product candidates, there is no guarantee that we will achieve profitability.
There is no guarantee that our planned clinical trials for lumateperone or our other product candidates will be successful.
The historical rate of failures for product candidates in clinical development and late-stage clinical trials is high. We are conducting and plan to conduct further clinical trials in lumateperone as well as clinical trials of our other product candidates, and there is no guarantee that we will have the same level of success in these trials as we have had in certain of our previous clinical trials, or be successful at all. Any positive results of non-clinical studies and early clinical trials of any product candidate may not be predictive of the results of later-stage clinical trials, such that candidates may reach later stages of clinical trials and fail to show the desired safety and efficacy profile despite having shown evidence of positive safety and/or efficacy profile in non-clinical studies and early-stage clinical trials.
If we do not successfully complete clinical development and obtain approval of lumateperone in indications beyond schizophrenia and bipolar depression, we will be unable to market, sell and generate revenue from lumateperone in any of these other indications. Even though we have successfully completed certain clinical trials for lumateperone in patients with MDD, those results do not guarantee that the FDA would approve our sNDA for lumateperone for the adjunctive treatment of MDD. Furthermore, our completed clinical trials for lumateperone are not necessarily predictive of results of future trials that may be needed before we may submit any additional sNDA to the FDA for any indication beyond schizophrenia, bipolar depression or MDD. Of the vast number of drugs in development, only a small percentage result in the submission of an NDA or sNDA to the FDA, and even fewer result in the NDA or sNDA ultimately being approved by the FDA for commercialization.
We expect our net losses to continue and are unable to predict the extent of future losses or when we will become profitable, if ever.
We have experienced significant net losses since inception. As of December 31, 2024, we had an accumulated deficit of approximately $1.7 billion. We expect to continue to incur net losses as we advance our programs and incur significant commercialization and clinical development costs. To date, we have received product revenues only from the commercialization of CAPLYTA. To continue to grow our revenues from lumateperone, we must continue to successfully commercialize lumateperone in its approved indications and, subject to FDA approval, successfully launch the commercialization of lumateperone for the adjunctive treatment of MDD. To obtain revenues from our product candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.
We may require additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.
We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, investment securities and restricted cash totaled $1.0 billion at December 31, 2024. With our cash, cash equivalents and investment securities, we intend to fund our drug development programs and our working capital needs in connection with the commercialization of CAPLYTA. Accordingly, we may require additional capital to continue our clinical development and commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:
•any failure or delay in completing the Merger;
•the amount of product sales from lumateperone;
•the costs of maintaining and expanding our sales and marketing capabilities for lumateperone as we prepare for, subject to FDA approval, the potential commercial launch of lumateperone for the adjunctive treatment of MDD;
•our ability to obtain regulatory approval for, and subsequently generate product sales from, lumateperone for the adjunctive treatment of MDD or other additional indications beyond schizophrenia and bipolar depression or in jurisdictions other than the United States;
•the costs of manufacturing and distributing lumateperone for commercial use in the United States;
•the costs of preparing applications for regulatory approvals for our product candidates in the United States, and potentially in jurisdictions other than the United States, as well as the costs required to support review of such applications;
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
•the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights, including our ongoing Hatch-Waxman litigation;
•the costs of maintaining or securing manufacturing and supply arrangements for clinical or commercial production of lumateperone or our other product candidates;
•the costs of preparing for and establishing, or contracting for, sales and marketing capabilities if we obtain regulatory approvals for product candidates beyond lumateperone;
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
The commencement of clinical trials can be delayed for a variety of reasons, including delays in: demonstrating sufficient safety and pharmacological activity to justify seeking to commence a clinical trial; reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites; manufacturing sufficient quantities of a product candidate; obtaining clearance from the FDA to commence clinical trials pursuant to an IND; obtaining IRB approval to conduct a clinical trial at a prospective clinical trial site; and subject enrollment, which is a function of many factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical trial sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial.
Once a clinical trial has begun, it may be delayed, suspended or terminated due to a number of factors, including: ongoing discussions with regulatory authorities regarding the scope or design of our clinical trials or requests by them for supplemental information with respect to our clinical trial results; failure to conduct clinical trials in accordance with regulatory requirements; lower than anticipated screening or retention rates of subjects in clinical trials; serious adverse events or side effects experienced by subjects; and insufficient supply or deficient quality of product candidates or other materials necessary for the conduct of our clinical trials.
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
The manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for CAPLYTA also continue to be subject to extensive and ongoing regulatory requirements. These requirements include, but are not limited to, submissions of safety and other post-marketing information and reports and manufacturing establishment registration. We will also have to continue to comply with cGMP, GCP and GLP requirements, as well as international council for harmonization guidelines and good laboratory practices, all of which are enforced by the FDA for all of our non-clinical and clinical development programs and for any clinical trials that we conduct post-approval.
Discovery of any issues post-approval, including any safety concerns, such as unexpected side effects or drug-drug interaction problems, adverse events of unanticipated severity or frequency, or concerns over misuse or abuse of the product, problems with the facilities where the product is manufactured, packaged or distributed, or failure to comply with regulatory requirements, may result in, among other things, restrictions on CAPLYTA or on us, including:
•withdrawal of approval, addition of warnings or contraindications, or narrowing of the approved indication in the product label;
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
Problems with product candidates or approved products marketed by third parties that utilize the same therapeutic target or that belong to the same therapeutic class as our product candidates or approved product could adversely affect the development and regulatory approval of our product candidates or commercialization of our approved product. In 2012, the FDA released draft guidance recommending that prospective suicidality assessments be performed in clinical trials of any drug being developed for a psychiatric indication. Our development programs are focused primarily on psychiatric indications. Our PDE program is a novel target and may have unexpected safety effects that do not appear until late in clinical development or after commercial approval. As we continue the development and clinical trials of our product candidates and continue to commercialize our approved product, there can be no assurance that our product candidates or approved product will not experience significant safety issues.

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
An important element of a biotechnology company’s strategy for developing, manufacturing and commercializing its drug candidates may be to enter into strategic alliances with pharmaceutical companies or other industry participants to advance its programs and enable it to maintain its financial and operational capacity. We may face significant competition in seeking appropriate alliances. If we seek such alliances, we may not be able to negotiate alliances on acceptable terms, if at all. In addition, these alliances may be unsuccessful. In 2014, we entered into an agreement to terminate our license agreement with Takeda, pursuant to which all rights granted under the Takeda license agreement were returned to us. If we seek such alliances and then fail to create and maintain suitable alliances, we may have to limit the size or scope of, or delay, one or more of our drug development or research programs.

To the extent we are able to enter into collaborative arrangements or strategic alliances, we will be exposed to risks related to those collaborations and alliances.
Biotechnology companies sometimes become dependent upon collaborative arrangements or strategic alliances to complete the development and commercialization of drug candidates, particularly after the Phase 2 stage of clinical testing. If we elect to enter into collaborative arrangements or strategic alliances, these arrangements may place the development of our drug candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.
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

Even though our reliance on third parties for development activities reduces our control over such activities, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on third parties does not relieve us of our oversight and regulatory responsibilities. For example, we must ensure that our non-clinical studies are conducted in accordance with GLP requirements, as appropriate. In addition, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocol for each trial. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with established GCP standards for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. In addition, our clinical trials must be conducted with product candidates produced under cGMP conditions. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical and non-clinical investigators, manufacturers and trial sites. If we or any of our third-party service providers fails to comply with applicable regulatory requirements, we or they may be subject to enforcement or other legal actions, the data generated in our trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional studies, which may significantly delay our clinical development plans and the regulatory approval process. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that we or our third-party service providers or clinical trial sites are in substantial compliance with the applicable regulatory requirements.
Further, we are currently conducting clinical trials for our product candidates in many countries, including the United States, Europe, Asia, and South America and may expand to other geographies. Timely enrollment of, completion of and reporting on our clinical trials is dependent upon these global clinical trial sites which are, or in the future may be, adversely affected by political instability or conflict, among other factors. Political instability and conflict in areas in the world where we have clinical operations, may delay our trials and negatively affect our business and operations in those regions.
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
CAPLYTA and our product candidates, if approved, may not gain or maintain acceptance among physicians, patients, or the medical community, thereby limiting our potential to generate revenues, which will undermine our future growth prospects.
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
We have no manufacturing facilities and have limited experience in the manufacturing of drugs or in designing drug-manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, our product candidates, including lumateperone, for clinical trials and to produce CAPLYTA for commercial sales. For example, in January 2017, we entered into a supply agreement with Siegfried and entered into a new supply agreement with Siegfried in January 2023, under which Siegfried has agreed to manufacture and supply the active pharmaceutical ingredient (API) and its intermediates for lumateperone in commercial quantities. Each month, we will provide Siegfried with a rolling forecast of our anticipated requirements for supply of the API. Under the Siegfried Agreement, we have the right to and may purchase the API and its intermediates for lumateperone from other suppliers. In addition, in January 2017, we entered into a manufacturing services agreement with Lonza, as amended in December 2022, under which Lonza has agreed to manufacture and supply the API for lumateperone in commercial quantities. We agreed to provide Lonza with a written forecast of our estimated quarterly requirements. While we believe that there are alternative sources available to manufacture our product candidates, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts. If our existing or planned third-party manufacturing arrangements are terminated or if the sources of supply from such arrangements are inadequate and we must seek supply agreements from alternative sources, we may be unable to enter into such agreements or do so on commercially reasonable terms, which could delay a product launch or subject our commercialization efforts to significant supply risk.
Manufacturers of our product candidates are obliged to operate in accordance with FDA-mandated cGMP requirements. The manufacture of pharmaceutical products in compliance with cGMP regulations requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product or product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to provide product for commercial sale or product candidates in our clinical trials would be jeopardized. Any delay or interruption in the supply of commercial quantities of approved product could have a material adverse impact on our revenue from product sales and any delay or interruption in the supply of clinical trial materials could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at significant additional expense or terminate the clinical trials completely.

In addition, the facilities used by our contract manufacturers or other third-party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections conducted following our request for regulatory approval for our product candidates from the FDA. Drug manufacturing facilities are also subject to periodic inspections by FDA and other regulatory authorities. The pre-approval and periodic inspections are intended to confirm compliance with cGMP requirements including, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our product candidates may be unable or fail to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. The FDA or similar foreign regulatory agencies may also implement new standards at any time, or change their interpretation and enforcement of existing standards for the manufacture, packaging or testing of products. We have little control over our manufacturers’ compliance with these regulations and standards. A failure of any of our current or future contract manufacturers to comply with applicable cGMP requirements or to document their adherence to such practices may lead to significant delays in obtaining regulatory approval of product candidates or the ultimate launch of products, if approved, into the market. Failure by our current or future third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant marketing approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical studies, regulatory submissions, approvals or commercialization of our product candidates or approved product, entail higher costs or impair our reputation.
As our business expands and evolves, we may find that our staffing is not adequate in size or capability to manage these changes and to perform under the new circumstances.
As our business expands and evolves, we will need to manage our operations and facilities effectively in order to support the commercialization of CAPLYTA, advance our drug development programs (including lumateperone, ITI-1284, ITI-1500 and lenrispodun), facilitate any future collaborations, and pursue other development activities as we may find that our staffing is not adequate in size or capability to manage these changes and to perform under the new circumstances. For example, during the third quarter of 2024, we expanded our sales force by approximately 150 representatives who will focus on commercial sales of CAPLYTA to primary care physicians. We are further expanding our sales force in 2025 to support the potential sNDA approval of CAPLYTA for the treatment of MDD as adjunctive therapy to antidepressants. It is possible that our infrastructure may be inadequate to support our future efforts and growth. In particular, we will need to further develop information technology systems and internal sales, marketing, and distribution capabilities for any drug that we may successfully develop, including additional indications for lumateperone. We may not successfully manage our operations and, accordingly, may not achieve our research, development, commercialization, and profitability goals.
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
In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals in recent years to change the health care system in ways that could impact our ability to sell our products profitably. For example, in August 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. For example, a manufacturer of drugs or biological products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with pharmaceutical manufacturers for negotiated prices of 10 drug products, which will become applicable for payment year 2026. However, the IRA's impact on the biopharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing. Further legislative changes to health care and pharmaceutical laws in the United States remain possible. We expect that health care reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that may be charged for lumateperone or any of our other product candidates, if approved. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other health care reforms may prevent us from being able to generate revenue, attain profitability, or commercialize CAPLYTA or any other products for which we receive regulatory approval.
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
In the event we are unable to effectively maintain and expand our commercial team, including our U.S. sales force, or maintain and, if needed, expand, our network of distributors, our ability to effectively commercialize CAPLYTA and generate product revenues would be limited.

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
We may be unable to use certain of our net operating losses and other tax assets.
We have substantial tax loss carry forwards in the U.S. (both federal and state). In general, our net operating losses and tax credits have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits.

As of December 31, 2024, we had federal net operating loss carryforwards, or NOLs, of approximately $479.0 million, of which $21.3 million will begin to expire at various dates starting 2035 through 2037 and $457.7 million do not expire. The gross amount of the state net operating loss carryforwards is equal to or less than the federal net operating loss carryforwards and expires over various periods based on individual state tax law. We also have $31.1 million of research and development credits carryforwards, or R&D credits which are available to reduce any future tax liability incurred. The use of our NOLs and R&D credits may be restricted due to changes in ownership, including as a result of public offerings.
Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, changes in our ownership (as defined by the foregoing sections of the Code) may limit the amount of NOLs and tax credit carryforwards that could be utilized annually in the future to offset taxable income.
For the years ended December 31, 2015 through 2023, we performed a Section 382 ownership analysis and determined that no ownership change occurred (within the meaning of Section 382 of the Code) as a result of our public offering in 2022. Our previous ownership analysis through December 31, 2015 reflected an ownership change occurred as a result of our 2015 public offerings.

Changes in tax laws could adversely affect our business and financial condition.
On August 9, 2022, the United States enacted the CHIPS and Science Act which provides an investment tax credit for 25% of qualified investments primarily used for manufacturing of semiconductors and related equipment in the U.S. On August 16, 2022, the United States enacted the Inflation Reduction Act (“IRA”) which includes a provision for a 15% corporate alternative minimum tax on companies with average annual adjusted financial statement income over $1 billion effective for tax years ending after December 31, 2022. In addition to other provisions included such as stock buy-back and prescription drug pricing, we reviewed the provisions and there was not a material tax impact on our financial statements for the year ended December 31, 2024.
We continue to examine the impact this and any future tax reform legislation may have on our business and depending on possible foreign operations, among other things, the impact of this tax reform is uncertain and could be adverse. This report does not discuss any such tax legislation or the manner in which it might affect holders of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.
Cybersecurity incidents, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information, impact our ability to manufacture, distribute and sell CAPLYTA and any future products, or expose us to liability and reputational harm. Any of these risks could adversely affect our business and our reputation.
We rely upon information technology systems for our business, many of which are licensed from, and therefore operated and hosted by, third parties who process, transmit and store our electronic information. These systems, some of which are native cloud technologies, are used to manage or support our research and operational activities. We continue to work in a hybrid working model where our employees and contingent workers at times operate from locations other than our corporate offices or are fully remote. As a result, we are dependent upon our information technology systems to operate our business. We rely on IT security measures to ensure the availability, reliability, and integrity of our technology systems and data.
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
Techniques used in cybersecurity attacks to obtain unauthorized access, disable or sabotage information technology systems are evolving rapidly with data breaches and other cybersecurity events becoming commonplace. This is a direct result of the intensification of state-sponsored cybersecurity attacks and the monetary gains being made by cyber criminals.

Cybersecurity incidents and attacks are increasing in their frequency, sophistication and intensity, are becoming increasingly difficult to detect, and they can impact vendors, customers or companies, including vendors, suppliers and other companies in our supply chain. They are often carried out by motivated, well-resourced, skilled and persistent actors, including nation states, organized crime groups, “hacktivists” and employees or contractors acting with careless or malicious intent. Cyber-attacks include deployment of harmful malware and key loggers, ransomware, a denial-of-service attack, a malicious website, the use of social engineering and other means to affect the confidentiality, integrity and availability of our technology systems and data. Cyber-attacks also include manufacturing, hardware or software supply chain attacks, which could cause a delay in the manufacturing of products or products produced for contract manufacturing or lead to a compromise of data or other cybersecurity incident. Our key business partners face similar risks and any cybersecurity incident affecting their systems could adversely affect our security posture. In addition, our use of dispersed technologies heightens these and other operational risks, and any failure by cloud or other technology service providers to adequately safeguard their systems and prevent cyber-attacks under the shared responsibility model could disrupt our operations and result in misappropriation, corruption or loss of confidential or trade secret information, personal data and/or personal/protected health information. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, there can be no assurance that we will promptly detect any such disruption or cybersecurity incident, if at all. To the extent that any disruption or cybersecurity incident were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the commercialization of our approved product and the further development of our product candidates could be delayed or otherwise adversely impacted.
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
Our commercial success depends on obtaining and maintaining proprietary rights to our products, product candidates and technologies and their uses, as well as successfully defending these rights against third-party challenges. We will only be able to protect our products and product candidates, proprietary technologies, and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. We have patent rights under issued patents in many cases covering our lumateperone, ITI-1284, ITI-1500, lenrispodun and ITI-1020 development programs. Nonetheless, the issued patents and patent applications covering our primary technology programs remain subject to uncertainty and continuous monitoring and action by us due to a number of factors, including:
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
In addition, generic drug companies have in the past and may in the future file abbreviated new drug applications, or ANDAs, with the FDA seeking approval to market generic versions of CAPLYTA, or any of our other product candidates that receive marketing approval, if any, before the expiration of the patents covering such products, which may trigger Hatch-Waxman litigation over the associated patent. For example, we have ongoing litigation against generic drug manufacturers in the U.S. District Court for the District of New Jersey. Refer to Item 3, Legal Proceedings. Similarly, another applicant may submit a 505(b)(2) NDA referencing the approved CAPLYTA marketing application, which would also trigger Hatch-Waxman litigation, depending upon the types of certifications made by the applicant for any of our listed patents. Settlements and related licensing agreements resulting from Hatch-Waxman litigation can be challenged and have the potential to generate additional litigation which can be costly. The success of such litigation depends on the strength of the patents covering our branded products and our ability to prove that the follow-on applicant's product would infringe one or more such patents. The outcome of such litigation is inherently uncertain and may result in potential loss of market exclusivity for any of our approved products, including CAPLYTA, which may have a significant financial impact on our product revenue. Furthermore, the Federal Trade Commission, or FTC, has brought successful lawsuits challenging Hatch-Waxman litigation settlements as anti-competitive, and such decisions have been upheld by federal circuit courts. If we engage in Hatch-Waxman litigation, we may also face an FTC challenge with respect to any settlement or proposed settlement related to such litigation, which may result in additional expense or penalty. The FTC also has more recently been questioning pharmaceutical company patent listings in the Orange Book and raising concerns about "improper" listings that may be intended to discourage competition by generic drug developers, and certain members of Congress have been investigating similar issues. Accordingly, there could be future changes to federal laws, regulations, or guidelines related to Hatch-Waxman requirements or procedures that could have a material adverse impact on all pharmaceutical innovators, including us.
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

The FDA is prohibited by statute from approving an ANDA or 505(b)(2) NDA when certain marketing or data exclusivity protections apply to the reference listed drug. If any such competitor or third party is able to demonstrate bioequivalence without infringing our patents, then this competitor or third party may then be able to gain approval of an ANDA and introduce a competing generic product onto the market. In addition, CAPLYTA was protected by new chemical entity (“NCE”) exclusivity that expired on December 20, 2024. Loss of this period of marketing exclusivity could negatively affect our business, operating results and financial condition.
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
Because we operate in the highly technical field of drug discovery and development of small molecule drugs, we rely in part on trade secret protection in order to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties any confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. These agreements also generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property or in some cases, jointly-owned property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.
A dispute concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and costly, and an unfavorable outcome could harm our business.
There is significant litigation in our industry regarding patent and other intellectual property rights. While we are not currently subject to any pending intellectual property litigation beyond our ongoing ANDA litigation, and are not aware of any such threatened litigation, we may be exposed to future litigation by third parties based on claims that our products, product candidates, technologies or activities infringe the intellectual property rights of others. If our drug development or commercialization activities are found to infringe any such patents, we may have to pay significant damages or seek licenses to such patents. We may need to resort to litigation to enforce a patent issued to us, protect our trade secrets or determine the scope and validity of third-party proprietary rights. From time to time, we may hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. Either we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. If we become involved in such litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. We also may not be able to afford the costs of litigation.

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
The pharmaceutical industry is subject to stringent regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Neither we nor our collaborators can market a pharmaceutical product in the United States until we or they have completed rigorous non-clinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA. Satisfaction of regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product, and requires substantial resources. Even if regulatory approval is obtained, it may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, and/or marketing of such products, and requirements for post-approval studies, including additional research and development and clinical trials. For example, the label for CAPLYTA contains a “boxed” warning that elderly patients with dementia-related psychosis treated with antipsychotic drugs are at an increased risk of death and that CAPLYTA is not approved for the treatment of patients with dementia-related psychosis. These limitations may reduce the size of the market for the product or result in the incurrence of additional costs. Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues and continue our business.
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

For example, CAPLYTA for the treatment of schizophrenia and for the treatment of bipolar depression competes with, among other branded products, Vraylar®, marketed by AbbVie, Rexulti®, marketed by Otsuka Pharmaceutical, Lybalvi®, marketed by Alkermes, Fanapt®, marketed by Vanda Pharmaceuticals, and Cobenfy®, marketed by Bristol Myers Squibb. In addition, CAPLYTA competes and our product candidates, if approved, would compete with, among other generic antipsychotic products, aripiprazole, clozapine, haloperidol, lurasidone, olanzapine, paliperidone, quetiapine/XR and risperidone.
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
Our business, including our research and development activities, involves the controlled use of potentially harmful hazardous materials, including volatile solvents, biological materials such as blood from patients that have the potential to transmit disease and chemicals that cause cancer, which requires us and our third party manufacturers and suppliers to comply with environmental, health and safety laws and regulations. Our operations also produce hazardous waste products. We face increasing complexity in our product development as we adjust to new and upcoming requirements relating to the materials composition of many of our product candidates. We face the risk of contamination or injury from the use, storage, handling or disposal of these materials.
We are subject to federal, state, local, and foreign laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant, and current or future environmental regulations may impair our research, development, or production efforts. If one of our employees were accidentally injured from the use, storage, handling, or disposal of these materials, there is no assurance that the medical costs related to their treatment would be covered by our workers’ compensation insurance policy. In the event of contamination or injury, we could be subject to criminal sanctions or fines or be held liable for damages, our operating licenses could be revoked, and we could be required to suspend or modify our operations and our research and development efforts.

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
•the U.S. federal civil and criminal false claims laws, including the civil False Claims Act, which can be enforced through civil whistleblower or qui tam actions, and civil monetary penalties laws, which impose criminal and civil penalties on individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent or for knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
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

•the U.S. federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”, which was enacted as part of the ACA and its implementing regulations and requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to certain payments and other transfers of value made to physicians, certain advanced non-physician healthcare practitioners, and, teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members during the previous year; and
•analogous state and local laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payer, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities and/or the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of personal data and protected / personal health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA.
Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from U.S. government-funded healthcare programs, such as Medicare and Medicaid, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits, additional reporting requirements and/or oversight, and the curtailment or restructuring of our operations. Moreover, while we do not bill third-party payers directly and our customers make the ultimate decision on how to submit claims, from time-to-time, for CAPLYTA, and any other product candidates that may be approved, we may provide reimbursement guidance to patients and healthcare providers. If a government authority were to conclude that we provided improper advice and/or encouraged the submission of a false claim for reimbursement, we could face action against us by government authorities. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations. In addition, if we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the United States, we could be subject to additional reimbursement requirements, fines, sanctions and exposure under other laws which could have a material adverse effect on our business, results of operations and financial condition. In addition, the approval and commercialization of CAPLYTA, or any other product candidates that may be approved, outside of the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of CAPLYTA or any other product for which we obtain regulatory approval, or development or commercialization of our product candidates.
We face an inherent risk of product liability as a result of commercial sales of CAPLYTA in the United States and the clinical testing of our product candidates, and will face an even greater risk following commercial launch of CAPLYTA in additional jurisdictions, if approved, or if we engage in the clinical testing of new product candidates or commercialize any additional products.

For example, we may be sued if CAPLYTA or any other product we develop allegedly causes injury or is found to be otherwise unsuitable for administration in humans. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection laws. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
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
Although we currently have product liability insurance that covers our clinical trials and the commercialization of CAPLYTA for the treatment of schizophrenia and bipolar depression, we may need to increase and expand this coverage, including if lumateperone is approved for the adjunctive treatment of MDD or for the treatment of other indications beyond schizophrenia and bipolar depression or if other product candidates are approved for commercial sale. This insurance may be prohibitively expensive or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products that we or our collaborators develop. If we determine that it is prudent to increase our product liability coverage, we may be unable to obtain such increased coverage on acceptable terms or at all. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. Our liability could exceed our total assets if we do not prevail in a lawsuit from any injury caused by our drug products. Product liability claims could have a material adverse effect on our business and results of operations.
Unfavorable domestic or global economic conditions could adversely affect our business, financial condition, or results of operations.
Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, foreign currency, interest rates, tariffs and overall economic conditions and uncertainties, failures and instability in U.S. and international banking systems, downgrades of the U.S. credit rating, slower economic growth or recession, and other unfavorable changes resulting from the current and future conditions in the global financial markets. For instance, if inflation, tariffs or other factors were to significantly increase our business costs, it may not be feasible to pass price increases on to our customers due to the process by which healthcare providers are reimbursed for our product by the government. Interest rates, the liquidity of the credit markets and the volatility of the capital markets has and could continue to also affect the value of our investments and our ability to liquidate our investments in order to fund our operations. We purchase or enter into a variety of financial instruments and transactions, including high-grade corporate bonds and commercial paper. If any of the issuers or counterparties to these instruments were to default on their obligations, it could materially reduce the value of the transaction and adversely affect our cash flows. Interest rates, tariffs and the ability to access credit markets could also adversely affect the ability of our customers and distributors to purchase, pay for and effectively distribute our products. Similarly, these macroeconomic factors could affect the ability of our suppliers and manufacturers to supply or manufacture our product.

Risks Related to Owning Our Common Stock
Numerous factors could result in substantial market volatility in the trading price of our common stock.
The trading price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to meet our growth projections and expectations and to complete the Merger with Johnson & Johnson, operating results of other companies in the same industry, trading volume in our common stock, and other developments affecting our business and the business of others in our industry. During the year ended December 31, 2024, the price per share of our common stock on the Nasdaq Global Select Market has ranged from a high of $93.45 to a low of $62.78. We have several stockholders who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.
In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:
•any failure or delay in completing the Merger;
•the success of our commercialization of CAPLYTA in the United States for the treatment of schizophrenia and bipolar depression;
•any failure or delay in the approval or commercialization of CAPLYTA for the adjunctive treatment of MDD;
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
•commencement of, or our involvement in, litigation, including our ongoing ANDA litigation;
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
The trading market for our common stock is and will be influenced by whether industry or securities analysts publish or continue to publish research and reports about us, our business, our market or our competitors and, to the extent analysts do publish such reports, what they publish in those reports. We may not continue to have or to obtain analyst coverage in the future. Any analysts that do cover us may make adverse recommendations regarding our stock, adversely change their recommendations from time to time, and/or provide more favorable relative recommendations about our competitors. If any analyst who covers us or may cover us in the future were to cease coverage of us or fail to regularly publish reports on us, or if analysts fail to cover us or publish reports about us at all, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. The description of our Business set forth in Item 1, the Risk Factors set forth in this Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 as well as other sections in this report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:
•the proposed transaction with Johnson & Johnson, including the likelihood of the satisfaction of the conditions to the completion of the transaction and whether and when the transaction will be consummated;
•the accuracy of our estimates regarding expenses, revenues, uses of cash, cash equivalents and investment securities, capital requirements and the need for additional financing;
•our expectations regarding our commercialization of CAPLYTA;
•the supply and availability of and demand for our product;
•our sales force expansion;
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
•our ability to obtain and maintain intellectual property protection for our product candidates, including through our litigation against the ANDA Filers;
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
To identify and assess material risks from cybersecurity threats, we have an active risk management program that identifies potential vulnerabilities, threats and assesses risk magnitude. This data informs our comprehensive cybersecurity program to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process.
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
We have experienced attempts by cyber criminals to gain access to our systems for the purposes of monetary gain. To the best of our knowledge, in the last three years, we have not experienced any material cybersecurity incidents.
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
Our board of directors and our audit committee periodically receive an update from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, our board of directors generally receives materials discussing current and emerging material cybersecurity threat risks, and describing our ability to mitigate those risks, as well as recent developments, evolving standards, technological developments and information security considerations arising with respect to our peers and third parties, and discusses such matters with our Chief Information Officer. Our audit committee also will receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.
Members of our board of directors are also encouraged to regularly engage in conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Material cybersecurity risks are also considered during separate board meeting discussions of important matters like enterprise risk management, operational budgeting, and other relevant matters.
We also have a cybersecurity steering committee responsible for assisting with our overall day-to-day cybersecurity responsibilities and implementing our cybersecurity programs. The members of our cybersecurity steering committee include a cross-functional team and is chaired by our Chief Information Officer.
Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by a team of senior level management, including our Chief Financial Officer, Chief Commercial Officer, Chief Medical Officer, Chief Information Officer, General Counsel, and Chief Compliance Officer, among others. Such individuals collectively have significant prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs, as well as several relevant degrees and certifications.
A qualified individual with over 35 years of cyber, IT security and risk management experience who holds both a Certified Information Security Professional (CISSP) and Certified Cloud Security Professional (CCSP) accreditations has been engaged to advise the CIO and build out our Cybersecurity Governance Model and the ISMP.

These management team members are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our Incident Response Policy, Procedures and Play Books. As discussed above, these management team members report to the audit committee of our board of directors about cybersecurity risks, among other cybersecurity related matters, on at least an annual basis.
Item 2.    PROPERTIES
Our headquarters are located at 135 Route 202/206, Suite 6, Bedminster, NJ 07921, where we occupy approximately 27,700 square feet of office space. The term of the lease expires in January 2030. We also lease approximately 32,000 square feet of office and laboratory space in New York, New York as well as 4,000 square feet of office space in Towson, Maryland. The term of these leases expires in March 2029 and August 2026, respectively. In addition, we sublease to a third party approximately 6,400 square feet of the office space that we lease in New York, New York described above under a sublease that expires in March 2026, subject to extension.

Item 3.    LEGAL PROCEEDINGS
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
Under the Federal Food, Drug, and Cosmetic Act, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, or the FDCA, we had 45 days from receipt of the notice letters to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court to trigger a stay precluding the FDA’s approval of any ANDA from being effective any earlier than 7.5 years from the date of approval of the CAPLYTA new drug application or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. After conducting the necessary due diligence, and within the 45 day period required under the FDCA, we filed lawsuits on March 27, 2024 and March 28, 2024 in the U.S. District Court for the District of New Jersey against each of the seven generic drug manufacturers who notified us of their ANDA filings. Our lawsuits seek a declaratory judgment that our patents have been infringed by the respective ANDA Filer, an order that any FDA approval of the ANDA Filer’s product be not earlier than the date of the expiration of our applicable patents, injunctions against the commercialization of the ANDA Filer’s product prior to such expiration date, and an award for attorneys’ fees, costs and expenses. In the ANDA Filers’ respective answers to our complaints filed in May, June and July 2024, five of the ANDA Filers asserted counterclaims against us seeking a declaratory judgment of noninfringement and invalidity of our patents.
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

In July and August 2024, we received additional notices from each of (i) Dr. Reddy’s Laboratories Inc. and Dr. Reddy’s Laboratories Ltd., and (ii) Alkem Laboratories Ltd., respectively, each of which is an ANDA Filer, that such ANDA Filer had filed an additional Paragraph IV Patent Certification alleging that an additional patent covering CAPLYTA is invalid and/or will not be infringed by such ANDA Filer’s manufacture, use or sale of the medicine for which the ANDA was submitted. On August 29, 2024, we filed additional lawsuits in the U.S. District Court for the District of New Jersey against each of the seven ANDA Filers with respect to two additional patents covering CAPLYTA (including the patent referenced in the July and August ANDA Filer notices) seeking a declaratory judgment that our patents have been infringed by the respective ANDA Filer, an order that any FDA approval of the ANDA Filer’s product be not earlier than the date of expiration of our applicable patents, injunctions against the commercialization of the ANDA Filer’s product prior to such expiration date, and an award for attorneys’ fees, costs and expenses. In the ANDA Filers’ respective answers to these complaints filed up to the date of this report, six of the ANDA Filers asserted counterclaims against us seeking a declaratory judgment of noninfringement and invalidity of our patents. On October 15, 2024, the U.S. District Court for the District of New Jersey issued an order consolidating these additional cases with the consolidated case described above for all pretrial purposes.
On November 1, 2024, we filed additional lawsuits in the U.S. District Court for the District of New Jersey against each of the seven ANDA Filers with respect to three additional patents covering CAPLYTA seeking a declaratory judgment that our patents have been infringed by the respective ANDA Filer, an order that any FDA approval of the ANDA Filer’s product be not earlier than the date of expiration of our applicable patents, injunctions against the commercialization of the ANDA Filer’s product prior to such expiration date, and an award for attorneys’ fees, costs and expenses. On January 10, 2025, the U.S. District Court for the District of New Jersey issued an order consolidating these additional cases with the consolidated case described above for all pretrial purposes. On January 14, 2025, we received the ANDA Filers’ Answers to these complaints.
Between December 2024 and February 2025, we received notice letters from Aurobindo, Alkem, Dr. Reddy’s Laboratories, and Zydus. These notice letters informed us that these ANDA Filers had each separately amended their ANDAs to contain additional Paragraph IV Patent Certifications alleging that certain of our patents covering CAPLYTA are invalid and/or will not be infringed by that ANDA Filer’s manufacture, use or sale of the medicine for which the ANDA was submitted. The notice letters from Aurobindo, Alkem, and Dr. Reddy’s Laboratories provided notice regarding patents that we had already asserted against these ANDA Filers in pending litigation in the U.S. District Court for the District of New Jersey. On January 31, 2025, we filed an additional lawsuit in the U.S. District Court for the District of New Jersey against Zydus with respect to four additional patents covering CAPLYTA seeking a declaratory judgment that our patents have been infringed by Zydus, an order that any FDA approval of Zydus’s product be not earlier than the date of expiration of our applicable patents, injunctions against the commercialization of Zydus’s product prior to such expiration date, and an award for attorneys’ fees, costs and expenses.
On January 8, 2025, we entered into a settlement agreement resolving the patent litigation against one of the ANDA Filers, Sandoz Inc., or Sandoz. As a result of this settlement agreement, we granted Sandoz the right to sell generic versions of CAPLYTA in the United States beginning July 1, 2040, or earlier under certain circumstances. As required by law, we submitted the agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice. The patent litigation that we brought against the other ANDA Filers remains pending in the U.S. District Court for the District of New Jersey.
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
Stockholders
As of February 19, 2025, we had 106,327,952 outstanding shares of common stock and no outstanding shares of preferred stock. As of February 19, 2025, there were approximately 73 holders of record of our outstanding shares of common stock.
Dividends
We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our future earnings to finance the growth and development of our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Unregistered Sales of Securities
Not applicable.
Issuer Purchases of Equity Securities
Not applicable.
Item 6.    [RESERVED]

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the notes to those statements appearing elsewhere in this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K generally discusses the fiscal years ended December 31, 2024 and 2023 items and year to year comparisons between the fiscal years ended December 31, 2024 and 2023. The discussion around results of operations for the fiscal year ended December 31, 2022 and a comparison of our results for the fiscal years ended December 31, 2023 and 2022 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal year ended December 31, 2023, filed with the SEC on February 22, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the Risk Factors set forth in Item 1A of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a biopharmaceutical company focused on the discovery, clinical development and commercialization of innovative, small molecule drugs that address underserved medical needs primarily in psychiatric and neurological disorders.
On January 10, 2025, we entered into a definitive agreement with Johnson & Johnson pursuant to which Johnson & Johnson has agreed to acquire the Company for $132 per share in cash, for a total equity value of approximately $14.6 billion, on the terms and subject to the conditions set forth therein. The transaction is expected to close this year, subject to customary closing conditions, including approval of our stockholders and receipt of required regulatory approvals. See Part I, Item 1A, “Risk Factors,” “–Agreement and Plan of Merger with Johnson & Johnson” in this Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the transaction.
Commercial Product
In December 2019, CAPLYTA® (lumateperone) was approved by the FDA, for the treatment of schizophrenia in adults (42 mg/day) and we initiated the commercial launch of CAPLYTA in March 2020. In December 2021, CAPLYTA was approved by the FDA for the treatment of bipolar depression in adults (42 mg/day). We initiated the commercial launch of CAPLYTA for the treatment of bipolar depression in December 2021. Additionally, in April 2022, the FDA approved two additional dosage strengths of CAPLYTA, 10.5 mg and 21 mg capsules, to provide dosage recommendations for patients concomitantly taking strong or moderate CYP3A4 inhibitors, and 21 mg capsules for patients with moderate or severe hepatic impairment (Child-Pugh class B or C). We initiated the commercial launch of these special population doses in August 2022. As used in this report, “CAPLYTA” refers to lumateperone approved by the FDA for the treatment of schizophrenia in adults and for the treatment of bipolar depression in adults, and “lumateperone” refers to, where applicable, CAPLYTA as well as lumateperone for the treatment of indications beyond schizophrenia and bipolar depression.
Clinical and Nonclinical Development Programs
Lumateperone Program
Lumateperone is in development as a novel treatment for MDD. In April 2024 and June 2024, we announced positive topline results from two Phase 3 global, double-blind, placebo-controlled clinical trials, Study 501 and Study 502, respectively, evaluating lumateperone 42 mg as an adjunctive therapy to antidepressants for the treatment of MDD. In December 2024, we announced that we submitted a supplemental new drug application, or sNDA, to the FDA for potential regulatory approval of lumateperone for MDD in adults, as adjunctive therapy to antidepressants. In the first quarter of 2025, the FDA accepted the sNDA for review.

In March 2023, we announced positive topline results from Study 403 evaluating major depressive episodes with mixed features in bipolar disorder in patients with bipolar or bipolar II disorder and mixed features in patients with MDD. We also completed Study 304, evaluating lumateperone for the prevention of relapse in patients with schizophrenia and announced topline results in November 2024.
Within the lumateperone portfolio, we are conducting studies with pediatric patients in schizophrenia, bipolar disorder and irritability associated with autism spectrum disorder. Our lumateperone pediatric program includes a double-blind, placebo-controlled study in bipolar depression and two double-blind, placebo-controlled studies in irritability associated with autism spectrum disorder. Additionally, the program includes an open-label safety study in schizophrenia and bipolar disorder. Patient enrollment in these four studies is ongoing.
In addition, in the second quarter of 2024, we initiated two Phase 3 studies evaluating lumateperone for the acute treatment of manic or mixed episodes associated with bipolar I disorder (bipolar mania). Our adult bipolar mania program is the result of an agreement with the FDA in connection with our lumateperone pediatric exclusivity program. This agreement provides that pharmacokinetic obligations in adolescents and children, together with bipolar mania studies in adults, would be sufficient to satisfy our obligations with respect to obtaining pediatric exclusivity.
In addition, we are developing a long-acting injectable, or LAI, formulation to provide more treatment options to patients suffering from mental illness. We have conducted a Phase 1 single ascending dose study with an LAI formulation. This study evaluated the pharmacokinetics, safety and tolerability of a lumateperone LAI in patients with stable symptoms of schizophrenia and was generally safe and well-tolerated. We are evaluating several additional formulations of a lumateperone LAI with treatment durations of one month and longer, and clinical conduct is ongoing in a Phase 1 study with additional formulations of our LAI. Given the encouraging efficacy and favorable safety profile to date with oral lumateperone, we believe that an LAI option, in particular, may lend itself to being an important formulation choice for certain patients.
ITI-1284 Program
We are developing ITI-1284-ODT-SL for the treatment of generalized anxiety disorder, psychosis in patients with Alzheimer’s disease and agitation in patients with Alzheimer’s disease. ITI-1284-ODT-SL is a deuterated form of lumateperone, a new molecular entity formulated as an oral disintegrating tablet for sublingual administration. ITI-1284-ODT-SL is formulated as an oral solid dosage form that dissolves almost instantly when placed under the tongue, allowing for ease of use in the elderly and may be particularly beneficial for patients who have difficulty swallowing conventional tablets. Phase 1 single and multiple ascending dose studies in healthy volunteers and healthy elderly volunteers (> than 65 years of age) evaluated the safety, tolerability and pharmacokinetics of ITI-1284-ODT-SL. In these studies, there were no reported serious adverse events in either age group. In the elderly cohort, reported adverse events were infrequent with the most common adverse event being transient dry mouth (mild). Based on these results, we have initiated Phase 2 programs evaluating ITI-1284-ODT-SL for the treatment of generalized anxiety disorder, psychosis in patients with Alzheimer's disease and agitation in patients with Alzheimer’s disease. The FDA has informed us that they do not believe the deuterated and undeuterated forms of lumateperone are identical. As a result, the non-clinical data from lumateperone may not be broadly applied to ITI-1284-ODT-SL, and we completed additional toxicology studies. Patient enrollment is ongoing in our Phase 2 study evaluating ITI-1284-ODT-SL as adjunctive therapy to anti-anxiety medications in patients with generalized anxiety disorder. We initiated patient enrollment in our Phase 2 study evaluating ITI-1284-ODT-SL as monotherapy in patients with generalized anxiety disorder in the fourth quarter of 2024. Patient enrollment is ongoing in a Phase 2 clinical study evaluating ITI-1284-ODT-SL in patients with psychosis associated with Alzheimer’s disease and in a Phase 2 clinical study evaluating ITI-1284-ODT-SL in patients with agitation associated with Alzheimer’s disease. We are continuing with Phase 1 studies with ITI-1284-ODT-SL, including drug-drug interaction studies.
ITI-1500 Program
We also have our ITI-1500 program focused on the development of novel non-hallucinogenic psychedelics, which we refer to as neuroplastogens. Compounds in this series interact with serotonergic (5-HT2a) receptors in a unique way, potentially allowing the development of this new drug class in mood, anxiety and other neuropsychiatric disorders without the known limitations of psychedelics including the hallucinogenic potential and risk for cardiac valvular pathologies. Our lead compound in this program, ITI-1549, is currently being evaluated in IND enabling studies.

PDE1 Program
We have another major program that has yielded a portfolio of compounds that selectively inhibit the enzyme phosphodiesterase type 1, or PDE1. PDE1 enzymes are highly active in multiple disease states, and our PDE1 inhibitors are designed to reestablish normal function in these disease states. Abnormal PDE1 activity is associated with cellular proliferation and activation of inflammatory cells. Our PDE1 inhibitors ameliorate both of these effects in animal models. We intend to pursue the development of our phosphodiesterase, or PDE, program, for the treatment of aberrant immune system activation in several CNS, and non-CNS conditions with a focus on diseases where excessive PDE1 activity has been demonstrated and increased inflammation is an important contributor to disease pathogenesis. Our potential disease targets include immune system regulation, neurodegenerative diseases, cancers and other non-CNS disorders. Lenrispodun (ITI-214) is our lead compound in this program. Following the favorable safety and tolerability results in our Phase 1 program, we initiated our development program for lenrispodun for Parkinson’s disease and conducted a Phase 1/2 clinical trial of lenrispodun in patients with Parkinson’s disease to evaluate safety and tolerability in this patient population, as well as motor and non-motor exploratory endpoints. In this study, lenrispodun was generally well-tolerated with a favorable safety profile and clinical signs consistent with improvements in motor symptoms and dyskinesias. Our Phase 2 clinical trial of lenrispodun evaluating improvements in motor symptoms, changes in cognition, and inflammatory biomarkers in patients with Parkinson’s disease is ongoing. We also have an active Investigational New Drug (IND) application to evaluate our newest candidate within the PDE1 inhibitor program, ITI-1020, as a novel cancer immunotherapy. Our Phase 1 program with ITI-1020 in healthy volunteers is ongoing.
ITI-333 Program
We also have had a development program with our ITI-333 compound as a potential treatment for substance use disorders, pain and psychiatric comorbidities including depression and anxiety. We have conducted a Phase 1 single ascending dose study evaluating the safety, tolerability and pharmacokinetics of ITI-333 in healthy volunteers. In addition, we completed a multiple ascending dose study with ITI-333 in healthy volunteers. In this study, ITI-333 was generally safe and well-tolerated. However, based on our review of the current pipeline, we have discontinued this program.
Agreement and Plan of Merger with Johnson & Johnson
On January 10, 2025, we entered into the Merger Agreement, with Johnson & Johnson, a New Jersey corporation, or Parent, and Fleming Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent, or Merger Sub, pursuant to which, subject to the terms and conditions thereof, Merger Sub will merge with and into the Company, or the Merger, with the Company surviving the Merger as a wholly owned subsidiary of Parent.
At the effective time of the Merger, or the Effective Time, each share of common stock, par value $0.0001 per share, of the Company issued and outstanding immediately prior to the Effective Time (other than certain shares of common stock to be canceled pursuant to the Merger Agreement and shares of common stock with respect to which appraisal rights have been properly and validly exercised) will automatically be converted into the right to receive an amount equal to $132.00 per share in cash, or the Merger Consideration, without interest thereon and less any applicable tax withholdings.
Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal restraints preventing or otherwise making illegal the consummation of the Merger, no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the signing of the Merger Agreement that is continuing as of immediately prior to the Effective Time, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, and the adoption of the Merger Agreement and approval of the Merger by the affirmative vote of the holders of a majority of the outstanding shares of common stock, or the Company Stockholder Approval. The Company expects the Merger and the other transactions contemplated by the Merger Agreement to close this year.
The Merger Agreement contains certain termination rights for the Company and Parent. Subject to the terms and conditions of the Merger Agreement, we or Parent may terminate the Merger Agreement if the Merger is not consummated on or before July 10, 2025, which period may be extended automatically for two automatic six-month periods if at the end of the prior period, either of the conditions relating to approval of the Merger pursuant to the HSR Act or the absence of certain legal restraints preventing or otherwise making illegal the consummation of the Merger (solely in respect of any antitrust law or order under any antitrust law) has not been satisfied, or the Termination Date. Upon termination of the Merger Agreement, under specified circumstances, we will be required to pay Parent a termination fee of $475.5 million.

At the Effective Time, each Company Option (as defined in the Merger Agreement) that is then outstanding and unexercised as of immediately prior to the Effective Time, whether vested or unvested will be canceled and converted into the right to receive an amount in cash (without interest) equal to the product of (i) the aggregate number of shares of common stock underlying such Company Option immediately prior to the Effective Time, and (ii) the excess of (A) the Merger Consideration over (B) the per share exercise price of such Company Option. In addition, at the Effective Time, each other Company Option with a per share exercise price that equals or exceeds the amount of the Merger Consideration will be canceled for no consideration.
At the Effective Time, each Company RSU Award (as defined in the Merger Agreement), other than Interim Equity Awards (as defined below), that is outstanding as of immediately prior to the Effective Time, whether vested or unvested, will be canceled and converted into the right to receive an amount in cash (without interest) equal to the product of (i) the aggregate number of shares of common stock underlying such Company RSU Award immediately prior to the Effective Time and (ii) the Merger Consideration.
At the Effective Time, each Company PSU Award (as defined in the Merger Agreement) that is outstanding as of immediately prior to the Effective Time, whether vested or unvested, will be canceled and converted into the right to receive an amount in cash (without interest) equal to the product of (i) the aggregate number of shares of common stock underlying such Company PSU Award immediately prior to the Effective Time determined by treating all applicable performance measures as satisfied at the target level of performance and (ii) the Merger Consideration.
At the Effective Time, each Company RSU Award that is granted during the period between the date of the Merger Agreement and the Effective Time, or Interim Equity Awards, to the extent unvested immediately prior to the Effective Time, will be converted to a time-vesting deferred cash award that will vest and be paid in accordance with its original vesting schedule, subject to full acceleration upon the occurrence of certain specified events.
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
Costs of product sales are comprised of:
•royalty payments on product sales;
•direct costs of formulating, manufacturing and packaging drug product; and
•overhead costs consisting of salaries, share-based compensation and related benefit costs, shipping, external inventory manufacturing and other miscellaneous operating costs.
Selling expenses are incurred in three major categories:
•salaries, share-based compensation, incentives and related benefit costs of a dedicated sales force and commercial organization;
•marketing and promotion expenses; and
•sales operation costs.

General and administrative expenses are incurred in three major categories:
•salaries, share-based compensation and related benefit costs;
•patent, legal, and professional costs; and
•office, facilities and infrastructure overhead.
Research and development costs are comprised of:
•fees paid to external parties that provide us with contract services, such as pre-clinical testing, manufacturing and related testing, clinical trial activities and license milestone payments; and
•internal recurring costs, such as costs relating to salaries, share-based compensation and related benefits, materials, supplies, facilities and maintenance.
The process of researching, developing and commercializing drugs for human use is lengthy, unpredictable and subject to many risks. The costs associated with the commercialization of CAPLYTA and development of our product candidates are substantial, and we have not yet generated sufficient revenue to offset our operating costs. Costs for the clinical development of lumateperone-related projects, including for the treatment of MDD, consume and, together with our required post-marketing studies and other anticipated clinical development programs, will continue to consume a large portion of our current, as well as projected, resources. We intend to continue to pursue other disease indications that lumateperone may address, but there are significant costs associated with pursuing FDA approval for those indications, which would include the cost of additional clinical trials.
A portion of product sold through December 31, 2024 consisted of active pharmaceutical ingredients (API) and drug product that was previously charged to research and development expenses prior to FDA approval of CAPLYTA. Because the Company’s policy does not allow for the capitalization of the cost of drug product that was incurred prior to FDA approval, the cost of drug product sold is lower than it would have been and has a positive impact on our cost of product sales for the years ended December 31, 2024 and 2023. In addition, as our net product sales increase and we exceed certain sales thresholds, the applicable royalty rate for payments we make under our License Agreement with Bristol Myers Squibb (BMS) increases, which results in an increase to cost of product sales.
We expect that our selling, general and administrative costs will increase from prior periods primarily due to costs associated with our recently completed and ongoing sales force expansions, promotional activities to support the commercial sales of CAPLYTA, as well as costs associated with expanding our infrastructure and anticipated increases in professional fees. During the third quarter of 2024, we expanded our sales force by approximately 150 representatives who will focus on commercial sales of CAPLYTA to primary care physicians. We also are in the process of further expanding our sales force in 2025 to support the potential sNDA approval of CAPLYTA for the treatment of MDD. We also expect that research and development expenses will increase as we are expanding our clinical trial programs and pre-clinical development activities. We granted significant share-based awards in 2024 and 2023. We expect to continue to grant share-based awards in the future. We expect that our growing employee base will increase our share-based compensation expense in future periods. In addition, inflation has and may continue to affect us by increasing clinical trial, selling, labor and other operational costs.

The following table sets forth our revenues, operating expenses, interest income, income tax expense and net loss for the years ended December 31, 2024 and 2023 (in thousands):

	For the Years Ended December 31,
	2024	2023
Revenues
Product sales, net	$680,501	$462,175
Grant revenue	351	2,195
Total revenues, net	680,852	464,370
Operating expenses
Cost of product sales	56,963	33,745
Selling, general and administrative	504,489	409,864
Research and development	236,121	180,142
Total operating expenses	797,573	623,751
Loss from operations	(116,721)	(159,381)
Interest income	42,518	20,343
Income tax expense	(473)	(636)
Net loss	$(74,676)	$(139,674)
Comparison of Years Ended December 31, 2024 and December 31, 2023
Product Sales, Net
Net product sales for the periods presented are comprised of sales of CAPLYTA for the treatment of schizophrenia and bipolar depression. Net product sales were approximately $680.5 million for the year ended December 31, 2024 and $462.2 million for the year ended December 31, 2023, which represents an increase of 47%. This increase is primarily due to continued growth in sales volume of CAPLYTA for the treatment of schizophrenia and for the treatment of bipolar depression, driven primarily by prescription growth.
Cost of Product Sales
Cost of product sales was approximately $57.0 million and $33.7 million for the years ended December 31, 2024 and 2023, respectively, which represents an increase of 69%. Cost of product sales consisted primarily of product royalty fees, direct costs and overhead, all of which increased as a result of the increased sales volume.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2024 were $504.5 million as compared to $409.9 million in the year ended December 31, 2023, which represents an increase of 23%.
Selling expenses were $384.7 million for the year ended December 31, 2024 as compared to $324.5 million in the year ended December 31, 2023, or an increase of 19%. This increase is primarily due to increases of salaries, benefits, and stock compensation expenses of approximately $28.8 million due to the sales force expansion, marketing and advertising of approximately $15.7 million, commercialization costs of approximately $13.2 million, and professional and other fees of approximately $2.5 million. Compensation and related benefit costs for our sales and marketing functions for the years ended December 31, 2024 and 2023 constituted approximately 34% and 33%, respectively, of our selling costs.
General and administrative expenses for the year ended December 31, 2024 were $119.7 million as compared to $85.4 million for the year ended December 31, 2023, an increase of 40%. This increase is due to increases in IT related services of approximately $11.5 million to enhance our infrastructure, salaries, benefits and stock compensation of approximately $10.7 million, legal fees of approximately $4.7 million relating to the ANDA litigation, taxes and government payments of approximately $2.8 million, professional and other fees of approximately $2.4 million and medical affairs educational programs of approximately $2.2 million. Compensation and related benefit costs for our general and administrative functions for the years ended December 31, 2024 and 2023 constituted approximately 23% and 25%, respectively, of our general and administrative costs.

Research and Development Expenses
The following tables set forth our research and development expenses for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
External costs	$182,461	$133,672
Internal costs	53,660	46,470
Total research and development expenses	$236,121	$180,142

	2024	2023
Lumateperone project costs	$138,561	$111,881
Non-lumateperone project costs	60,200	37,638
Overhead and other costs	37,360	30,623
Total research and development expenses	$236,121	$180,142
Research and development expenses were $236.1 million for the year ended December 31, 2024 as compared to $180.1 million for the year ended December 31, 2023, representing an increase of approximately 31%. This increase is due primarily to increases of $26.7 million for lumateperone costs, $22.6 million for non-lumateperone costs and $6.7 million for overhead and other costs. External costs increased by $48.8 million for the year due primarily to the increased number of clinical trials for lumateperone and non-lumateperone projects. Internal and other costs increased by $7.2 million for the year due primarily to labor related costs and share-based compensation.
Liquidity and Capital Resources
Sources of Liquidity
We have funded operations to date through proceeds from public and private offerings of our common stock and other securities, as well as collections from net product revenue related to the sales of CAPLYTA. As of December 31, 2024, our cash and cash equivalents, investment securities, and restricted cash totaled approximately $1.0 billion, which we believe, along with cash generated from ongoing operations, will enable us to fund our operating expenses and capital expenditure requirements for at least the foreseeable future from the filing date of this report. During that time, we expect increases in net product revenue as well as increases in operating expenses.
We balance the level of cash, cash equivalents and investments on hand with our projected needs. We then assess the availability of funding on favorable terms with minimal risk. Subject to the proposed merger with Johnson & Johnson, market conditions, interest rates, results of our clinical trials, progress of our commercialization efforts and other factors, we may pursue opportunities to obtain additional financing in the future, which could include public or private sales of our equity securities, sales of debt securities, incurrence of debt from commercial lenders, strategic collaborations, and licensing a portion or all of our product candidates and technology. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends.
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
Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	Twelve Months Ended December 31,
	2024	2023	Change
Net cash used in operating activities	$(73,177)	$(124,199)	$51,022
Net cash (used in) provided by investing activities	(335,150)	105,541	(440,691)
Net cash provided by financing activities	567,508	17,810	549,698
Net increase (decrease) in cash, cash equivalents, and restricted cash	$159,181	$(848)	$160,029
Net cash used in operating activities totaled $73.2 million for the year ended December 31, 2024 compared to $124.2 million of net cash used in operating activities for the year ended December 31, 2023. This decrease in net cash used in operations primarily resulted from an increase in our net product sales, partially offset by the increase in operating expenses and changes in working capital.
Net cash used in investing activities totaled $335.2 million for the year ended December 31, 2024 compared to $105.5 million of cash provided by investing activities for the year ended December 31, 2023. The increase in net cash used in investing activities was primarily due to an increase in purchases of investment securities.
Net cash provided by financing activities totaled $567.5 million for the year ended December 31, 2024 compared to $17.8 million of cash provided by financing activities for the year ended December 31, 2023. This increase in net cash provided by financing activities was attributable primarily to the completion of an underwritten public offering of shares of our common stock in April 2024 resulting in net proceeds of approximately $543.1 million, after deducting underwriting discounts and commissions and offering expenses.
Operational and Capital Funding Requirements
Our cash requirements in the short and long term consist of operational, manufacturing, and capital expenditures, a portion of which contain contractual or other obligations. Subject to the proposed merger with Johnson & Johnson, we plan to fund our cash requirements with our current financial resources together with our anticipated receipts from product sales. We manage future cash requirements relative to our long-term business plans. Our primary uses of cash and operating expenses relate to the commercialization of CAPLYTA for the treatment of schizophrenia and bipolar depression; preparation for the potential approval of our sNDA filing with the FDA of lumateperone for MDD in adults, as adjunctive therapy to antidepressants, the development of lumateperone in our late-stage clinical programs; the development of our other product candidates, including ITI-1284, PDE1, and ITI-1500; and infrastructure expansion and general operations.
We have three kinds of long-term contractual commitments - operating leases, licensing and royalty commitments, and purchase obligations. Our operating leases for 32,000 square feet of useable laboratory and office space, as amended, and 27,700 square feet of office space has a term of 14.3 and 5.7 years ending in May 2029 and January 2030, respectively. Refer to Note 7 - Leases to our consolidated financial statements for further details.
We entered into an exclusive license agreement with BMS for which we are obligated to make tiered single-digit percentage royalty payments on sales of licensed products. The amount of future royalty payments is dependent on future net product sales of the licensed product. We may also be obligated to make other milestone payments to BMS for each licensed product of up to an aggregate of $14.75 million. Refer to Note 11- Commitments and Contingencies to our consolidated financial statements for further details.
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
We believe that the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of our financial statements:
Revenue Recognition
Product Sales, net
We sell CAPLYTA to a limited number of customers which include national and regional distributors. These customers subsequently resell our products to retail pharmacies, specialty pharmacy providers, and certain medical centers or hospitals. In addition to distribution agreements with customers, we enter into arrangements with health care providers and payers that obligate us to have government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of our products. We also voluntarily offer patient assistance programs which are intended to provide financial assistance to qualified commercially-insured patients. We recognize revenue on product sales when the customer obtains control of our product, which occurs upon delivery. Product revenues are recorded net of applicable reserves for the sales obligations that are considered variable consideration, including rebates, discounts and allowances, among others.

Government and Payer Rebates— We contract with certain Medicaid, managed care and private payer organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of our product. The allowance for rebates is based on statutory discount rates or contractual percentages, estimated payer mix, and expected utilization. Our liability for these rebates consists of invoices received for claims from prior periods that have not been paid or for which an invoice has not yet been received, estimates of claims for the current period, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period
Research and Development Expenses
Research and development costs primarily consist of external costs for contract services, such as pre-clinical testing, manufacturing and related testing, clinical trial activities; and internal recurring costs for salaries, share-based compensation and related benefit costs and other costs. We recognize our research and development expenses as the work is incurred.
We have entered into various research and development contracts with clinical research organizations and other companies both inside and outside of the U.S. These agreements are generally cancellable. At the end of each financial reporting period, we record expenses incurred to date related to these agreements and recognize accruals or prepaid expenses, as appropriate. These accruals or prepaid expenses occur when billing terms under these contracts do not coincide with the timing of when the services are provided which determine the recording of expenses. Estimates are based on a number of factors, including our knowledge of the progress towards completion of the research and development activities, communication from the clinical research organizations or other companies of any actual costs incurred during the period that have not yet been invoiced, the costs included in the contracts, and invoicing to date under the contracts. Significant judgments and estimates are made in determining the accrued or prepaid balances at the end of any reporting period.

Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are also required to apply the disclosure requirements. The standard is effective for annual reporting periods beginning after December 15, 2023, and for interim reporting periods beginning January 1, 2025, with early adoption permitted. We adopted this pronouncement for the year ended December 31, 2024 and included additional disclosure regarding segments in Note 12 to our consolidated financial statements included elsewhere in this report.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid, requiring consistent categories and greater disaggregation of information in the rate reconciliation as well as income taxes paid disaggregated by jurisdiction. This standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the potential impact that this new standard will have on our consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement- Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, designed to improve financial reporting by requiring public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods, including amounts and qualitative descriptions of inventory purchases, employee compensation, depreciation and intangible asset amortization, among other requirements. The standard is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, on a prospective basis. Early adoption is permitted. We are currently evaluating the potential impact that this new standard will have on our consolidated financial statements and related disclosures.
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity. As of December 31, 2024, we had cash, cash equivalents, investment securities and restricted cash of approximately $1.0 billion, consisting of cash deposited in highly rated financial institutions in the United States and in short-term U.S. Treasury bonds, money market funds, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates as we intend and have the ability to hold our investments to maturity. During 2024, there was an unrealized gain due to decreases in interest rates that resulted in a net unrealized gain position of $0.2 million as of December 31, 2024.
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
Foreign Currency Risk. Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, our foreign currency exposure has been limited so we have not hedged for this exposure. Changes in the relative values of currencies occur regularly and, in some instances, could adversely affect our business, our results of operations or our cash flows. For the years ended December 31, 2024, 2023 and 2022, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, our results of operations or our cash flows.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment, management believes that, as of December 31, 2024, the Company’s internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting. This report appears further below in this Item 9A.
Changes in Internal Controls
There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Intra-Cellular Therapies, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Intra-Cellular Therapies, Inc. and subsidiary's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Intra-Cellular Therapies, Inc. and subsidiary (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024 and the related notes and our report dated February 21, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Baltimore, Maryland
February 21, 2025

Item 9B.    OTHER INFORMATION
During the fiscal quarter ended December 31, 2024, the following directors and executive officers adopted a "Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):
•On November 15, 2024, Robert Van Nostrand, a Director of the Company, adopted a Rule 10b5-1 Sales Plan having an end date of June 16, 2025. The plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of up to an aggregate of 20,000 shares of our common stock upon the exercise of stock options expiring on June 16, 2025. This Rule 10b5-1 Sales Plan was terminated on February 8, 2025.
•As previously disclosed on June 4, 2024, Suresh Durgam, M.D., Executive Vice President, Chief Medical Officer, adopted a Rule 10b5-1 Sales Plan having an end date of March 31, 2025. The plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of an indeterminate number of shares of our common stock sufficient to cover Dr. Durgam’s tax liability (x) upon the vesting of restricted stock units for an aggregate of 29,220 shares of our common stock and (y) upon the vesting of performance restricted stock units for up to 11,017 shares of our common stock at maximum achievement of the performance vesting conditions (the “Durgam Sell-to-Cover Plan”). On November 25, 2024, Dr. Durgam, adopted a Rule 10b5-1 Sales Plan having an end date of May 30, 2025. The plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of (i) an aggregate of up to the balance of the 29,220 shares of our common stock to be issued upon the vesting of restricted stock units, following the sales under the Durgam Sell-to-Cover Plan described in (x) above, and (ii) an aggregate of up to the balance of shares issuable upon the vesting of performance restricted stock units for up to 11,017 shares of our common stock at maximum achievement of the performance vesting conditions, following the sales under the Durgam Sell-to-Cover Plan described in (y) above. Both of these Rule 10b5-1 Sales Plans were terminated on January 24, 2025.
•On December 11, 2024, Sharon Mates, Ph.D., Chairman and Chief Executive Officer, adopted a Rule 10b5-1 Sales Plan, which commences subsequent to the completion of sales or the plan end date under her existing Rule 10b5-1 Sales Plan in March 2025, and has an end date of October 3, 2025. The plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of up to an aggregate of 273,872 shares of our common stock upon the exercise of stock options. These Rule 10b5-1 Sales Plans were terminated on January 24, 2025.

There were no other “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (as each term is defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended December 31, 2024 by our directors and executive officers.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Delinquent Section 16(a) Reports,” and “Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders (the “Proxy Statement”). If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2024, the information required by this item will be contained in the Form 10-K/A.
Item 11.    EXECUTIVE COMPENSATION
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation,” “Compensation Discussion and Analysis,” “Management and Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Risks Related to Compensation Practices and Policies” in the Proxy Statement. The section titled “Pay Versus Performance” in the Proxy Statement is not incorporated by reference herein.. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2024, the information required by this item will be contained in the Form 10-K/A.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2024, the information required by this item will be contained in the Form 10-K/A.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2024, the information required by this item will be contained in the Form 10-K/A.
Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2024, the information required by this item will be contained in the Form 10-K/A.

PART IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a).	The following documents are filed as part of this annual report on Form 10-K:

Item 15(a)(1) and (2)	See “Index to Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
2.1		Agreement and Plan of Merger, dated as of August 23, 2013, by and among the Registrant, ITI, Inc. and Intra-Cellular Therapies, Inc.		8-K (Exhibit 2.1)	8/29/2013	000-54896

2.2		Agreement and Plan of Merger, dated as of August 29, 2013, by and between the Registrant and Intra-Cellular Therapies, Inc., relating to the name change of the Registrant.		8-K (Exhibit 2.2)	9/5/2013	000-54896

2.3		Agreement and Plan of Merger, dated as of January 10, 2025, by and among Johnson & Johnson, Fleming Merger Sub, Inc. and the Registrant. ***		8-K (Exhibit 2.1)	1/13/2025	001-36274

3.1		Restated Certificate of Incorporation of the Registrant, as amended.	X

3.2		Certificate of Merger relating to the Merger of ITI, Inc. with and into Intra-Cellular Therapies, Inc., filed with the Secretary of State of the State of Delaware on August 29, 2013.		8-K (Exhibit 3.3)	9/5/2013	000-54896

3.3
Certificate of Ownership and Merger relating to the Merger of Intra-Cellular Therapies, Inc. with and into the Registrant, filed with the Secretary of State of the State of Delaware on August 29, 2013, relating to the name change of the Registrant.
				8-K (Exhibit 3.4)	9/5/2013	000-54896

3.4		Restated Bylaws of the Registrant.		8-K (Exhibit 3.5)	9/5/2013	000-54896

4.1		Form of common stock certificate.		8-K (Exhibit 4.1)	9/5/2013	000-54896

4.2		Description of securities.	X

10.1	.1	License Agreement dated as of May 31, 2005 by and between Bristol-Meyers Squibb Company and Intra-Cellular Therapies, Inc.**		8-K (Exhibit 10.1)	8/9/2022	001-36274

	.2	Amendment No. 1 to License Agreement dated as of November 3, 2010 by and between Bristol-Meyers Squibb Company and Intra-Cellular Therapies, Inc.		8-K (Exhibit 10.1.2)	9/5/2013	000-54896

10.2		Supply Agreement dated as of January 5, 2023 by and between Siegfried AG and the Registrant.**		10-K (Exhibit 10.2)	3/1/2023	001-36274

10.3	.1	Master Services Agreement, effective as of January 10, 2017, by and between ITI Limited and Lonza Ltd.**		10-Q (Exhibit 10.1)	11/9/2020	001-36274

	.2	Amendment No. 1 to Master Services Agreement dated as of December 19, 2022 by and between ITI Limited and Lonza Ltd.		10-K (Exhibit 10.3.2)	3/1/2023	001-36274

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.4		Employment Agreement effective as of February 26, 2008 by and between Sharon Mates, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.3)	9/5/2013	000-54896

10.5	.1	Employment Agreement effective as of August 3, 2015 by and between Michael I. Halstead and Intra-Cellular Therapies, Inc.*		10-Q (Exhibit 10.1)	11/5/2015	001-36274

	.2	Amendment No. 1 to Employment Agreement dated as of November 9, 2016 by and between Michael I. Halstead and Intra-Cellular Therapies, Inc.*		10-Q (Exhibit 10.1)	11/9/2016	001-36274

10.6		Offer Letter, dated as of August 2, 2024, by and between Sanjeev Narula and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.1)	8/7/2024	001-36274

10.7		Employment Agreement effective as of August 12, 2024 by and between Sanjeev Narula and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.2)	8/7/2024	001-36274

10.8		Employment Agreement effective as of October 15, 2018 by and between Mark Neumann and Intra-Cellular Therapies, Inc. *		10-K (Exhibit 10.9)	2/27/2019	001-36274

10.9		Employment Agreement effective as of September 12, 2018 by and between Suresh Durgam, M.D. and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.8)	3/1/2022	001-36274

10.10		Form of Release replacing the version included in each executive officer employment agreement.*		10-Q (Exhibit 10.6)	10/30/2024	001-36274

10.11		Employment Agreement effective as of February 26, 2008 by and between Lawrence J. Hineline and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.4)	9/5/2013	000-54896

10.12		Separation Agreement, dated as of August 2, 2024, by and between Intra-Cellular Therapies, Inc. and Lawrence J. Hineline*		8-K (Exhibit 10.4)	8/7/2024	001-36274

10.13		Consulting Agreement, dated as of August 2, 2024, by and between Intra-Cellular Therapies, Inc. and Lawrence J. Hineline*		8-K (Exhibit 10.5)	8/7/2024	001-36274

10.14		Form of Amended and Restated Employee Proprietary Information, Inventions, and Non-Competition Agreement of Intra-Cellular Therapies, Inc. with each executive officer*		10-Q (Exhibit 10.7)	10/30/2024	001-36274

10.15		Form of Indemnification Agreement by and between the Registrant and its directors and executive officers.*		8-K (Exhibit 10.13)	9/5/2013	000-54896

10.16		2003 Equity Incentive Plan, as amended.*		8-K (Exhibit 10.14)	9/5/2013	000-54896

10.17		Form of Stock Option Agreement under the 2003 Equity Incentive Plan, as amended.*		8-K (Exhibit 10.15)	9/5/2013	000-54896

10.18		Amended and Restated 2013 Equity Incentive Plan.*		8-K (Exhibit 10.1)	6/18/2015	001-36274

10.19		Form of Stock Option Agreement under the 2013 Equity Incentive Plan.*		10-K (Exhibit 10.19)	3/25/2014	001-36274

10.20		Amended and Restated 2018 Equity Incentive Plan.*		8-K (Exhibit 10.1)	6/18/2024	001-36274

10.21		Form of Stock Option Agreement under the 2018 Equity Incentive Plan.*		8-K (Exhibit 10.2)	6/21/2018	001-36274

10.22		Form of Director Stock Option Agreement under the 2018 Equity Incentive Plan.*		8-K (Exhibit 10.3)	6/21/2018	001-36274

10.23		Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan.*		8-K (Exhibit 10.4)	6/21/2018	001-36274

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.24	Form of Director Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan.*		8-K (Exhibit 10.5)	6/21/2018	001-36274

10.25	Form of Stock Option Agreement under the Amended and Restated 2018 Equity Incentive Plan.*		10-Q (Exhibit 10.2)	8/10/2020	001-36274

10.26	Form of Director Stock Option Agreement under the Amended and Restated 2018 Equity Incentive Plan.*		10-Q (Exhibit 10.3)	8/10/2020	001-36274

10.27	Form of Restricted Stock Unit Agreement under the Amended and Restated 2018 Equity Incentive Plan.*		10-Q (Exhibit 10.4)	8/10/2020	001-36274

10.28	Form of Director Restricted Stock Unit Agreement under the Amended and Restated 2018 Equity Incentive Plan.*		10-Q (Exhibit 10.5)	8/10/2020	001-36274

10.29	Form of Stock Option Agreement under the Amended and Restated 2018 Equity Incentive Plan.*		S-8 (Exhibit 99.2)	6/25/2024	333-280463

10.30	Form of Director Stock Option Agreement under the Amended and Restated 2018 Equity Incentive Plan (electronic version).*		S-8 (Exhibit 99.3)	6/25/2024	333-280463

10.31	Form of Director Stock Option Agreement under the Amended and Restated 2018 Equity Incentive Plan.*		S-8 (Exhibit 99.4)	6/25/2024	333-280463

10.32	Form of Restricted Stock Unit Agreement under the Amended and Restated 2018 Equity Incentive Plan.*		S-8 (Exhibit 99.5)	6/25/2024	333-280463

10.33	Form of Director Restricted Stock Unit Agreement under the Amended and Restated 2018 Equity Plan (electronic version).*		S-8 (Exhibit 99.6)	6/25/2024	333-280463

10.34	Form of Director Restricted Stock Unit Agreement under the Amended and Restated 2018 Equity Plan.*		S-8 (Exhibit 99.7)	6/25/2024	333-280463

10.35	Form of Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated 2018 Equity Incentive Plan.*		10-Q (Exhibit 10.2)	5/7/2024	001-36274

10.36	Non-Employee Director Compensation Policy, as amended.*		10-Q (Exhibit 10.1)	5/7/2024	001-36274

10.37	Redemption Agreement dated as of August 29, 2013 by and between the Registrant and NLBDIT 2010 Services, LLC.		8-K (Exhibit 10.17)	9/5/2013	000-54896

10.38	Indemnity Agreement dated as of August 29, 2013 by and among the Registrant, Intra-Cellular Therapies, Inc. and Samir N. Masri.		8-K (Exhibit 10.18)	9/5/2013	000-54896

10.39	Registration Rights Agreement dated as of August 29, 2013 by and among Intra-Cellular Therapies, Inc., the stockholders named therein and the Registrant.		8-K (Exhibit 10.19)	9/5/2013	000-54896

10.40	Intra-Cellular Therapies, Inc. 2019 Inducement Award Plan.*		10-K (Exhibit 10.32)	3/2/2020	001-36274

10.41	Form of Restricted Stock Unit Agreement under the 2019 Inducement Award Plan.*		10-K (Exhibit 10.33)	3/2/2020	001-36274

10.42	Form of Stock Option Agreement under the 2019 Inducement Award Plan.*		10-K (Exhibit 10.34)	3/2/2020	001-36274

19	Insider Trading Policy, as amended.*	X

21.1	Subsidiaries.		10-K (Exhibit 21.1)	3/1/2023	001-36274

23.1	Consent of Ernst & Young LLP.	X
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)	X

31.1	Certification of the Chief Executive Officer.	X

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
31.2		Certification of the Chief Financial Officer.	X

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97		Intra-Cellular Therapies, Inc. Clawback Policy. *		10-K (Exhibit 10.35)	2/22/2024	001-36274

101	.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

	.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

	.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

	.DEF	Inline XBRL Taxonomy Extension Definition.	X

	.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

	.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.	X

104		Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).	X
*Management contract or compensatory plan or arrangement.
**Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) are the type of information that the Company treats as private or confidential.
***Schedules (or similar attachments) have been omitted from this filing pursuant to Item 601(a)(5) of Regulations S-K. A copy of any omitted schedule will be furnished to the SEC upon request.
Item 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRA-CELLULAR THERAPIES, INC.

Date: February 21, 2025	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman and Chief Executive Officer
POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Sharon Mates, Ph.D. with full power of substitution and resubstitution and full power to act, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agent or her substitute or substitutes may lawfully do or cause to be done by virtue thereof
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date

By:	/s/ Sharon Mates, Ph.D.	Chairman and Chief Executive Officer (principal executive officer)	February 21, 2025
Sharon Mates, Ph.D.

By:	/s/ Sanjeev Narula	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 21, 2025
Sanjeev Narula

By:	/s/ Joel S. Marcus	Director	February 21, 2025
Joel S. Marcus

By:	/s/ Rory B. Riggs	Director	February 21, 2025
Rory B. Riggs

By:	/s/ Eduardo Rene Salas	Director	February 21, 2025
Eduardo Rene Salas

By:	/s/ Robert L. Van Nostrand	Director	February 21, 2025
Robert L. Van Nostrand

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Intra-Cellular Therapies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Intra-Cellular Therapies, Inc. and subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2025 expressed an unqualified opinion thereon.
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

Reserves for variable consideration associated with government and payer rebates

Description of the Matter
As described in Note 2 to the consolidated financial statements, product sales are calculated based on the wholesale acquisition cost that the Company charges to distributors for CAPLYTA less variable consideration for which reserves are established to arrive at net product sales. Variable consideration includes estimates to record government and payer rebates that are recorded within accrued customer programs on the consolidated balance sheets. These estimates involve the use of significant assumptions and judgements to arrive at the best estimate subject to the constraint associated with revenue recognition under ASC 606.
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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's estimation of reserves for variable consideration under ASC 606 for government and payer rebates. For example, we tested controls over management's calculations for government and payer rebates which included a review of key inputs and assumptions such as the estimated units in the inventory channel at period end that have not reached a patient, prescription volume activity for CAPLYTA, the percentage distribution of the payer mix for those sales where the payer has not been identified and the rate applied to Medicaid and Managed Care payers. We tested management's controls related to the completeness and accuracy of key inputs, identification of and review of applicable agreements and the calculations supporting the estimates. To test the reserves for variable consideration associated with government and payer rebates, our audit procedures included, among others, examining the support for key inputs and assumptions and testing the calculations prepared by management. As part of our procedures, we considered changes in contractual terms, prescription trends, and review of actual payments under these arrangements.

Furthermore, to test the variable consideration associated with government rebates, we involved our specialist to assist in the evaluation of government pricing inputs for government rebates.

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
Our principal consideration in evaluating this as a critical audit matter focused on the Company’s phase 2 and 3 studies with active subject enrollment due to the significant contractual obligations and the high degree of subjectivity and estimation required of management to determine the costs incurred at period end.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s estimation of the clinical trial expenses, including the process of estimating the expenses incurred to date based on the progress of these phase 2 and 3 clinical trials. For example, we observed management’s key review control which included quarterly interviews with clinical research organizations (CROs) and related documentation to support management’s estimate of costs incurred at period end. We also tested controls over management’s review of the clinical trial expense calculation including controls over the completeness and accuracy of data inputs.
To test the clinical trial expense, we performed procedures over a sample of applicable studies, that included, among others: 1) read agreements and change orders with the principal vendors supporting the clinical studies, 2) evaluated the significant assumptions related to enrollment, patient costs and other components of the study budget used to develop the clinical trial expense estimates and calculated the amounts that were accrued or prepaid at the balance sheet date, 3) tested the completeness and accuracy of invoicing activity associated with the Company’s contractual obligations, and 4) confirmed with the CRO the work orders, change orders, enrollment data and invoicing activity included in management’s calculation.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Baltimore, Maryland
February 21, 2025

Intra-Cellular Therapies, Inc. and Subsidiary
Consolidated Balance Sheets (in thousands except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$306,948	$147,767
Investment securities, available-for-sale	694,118	350,174
Restricted cash	1,750	1,750
Accounts receivable, net	166,500	114,018
Inventory	26,283	11,647
Prepaid expenses and other current assets	111,765	42,443
Total current assets	1,307,364	667,799
Property and equipment, net	1,468	1,654
Right of use assets, net	13,428	12,928
Inventory, non-current	38,890	38,621
Other assets	5,762	7,293
Total assets	$1,366,912	$728,295
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,074	$11,452
Accrued and other current liabilities	65,215	27,944
Accrued customer programs	75,408	53,173
Accrued employee benefits	34,774	27,364
Operating lease liabilities	4,233	3,612
Total current liabilities	205,704	123,545
Operating lease liabilities, non-current	12,748	13,326
Total liabilities	218,452	136,871
Stockholders’ equity:
Common stock, $0.0001 par value: 175,000,000 shares authorized at December 31, 2024 and December 31, 2023, respectively; 106,240,009 and 96,379,811 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	11	10
Additional paid-in capital	2,840,094	2,208,470
Accumulated deficit	(1,691,836)	(1,617,160)
Accumulated comprehensive income	191	104
Total stockholders’ equity	1,148,460	591,424
Total liabilities and stockholders’ equity	$1,366,912	$728,295
See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Consolidated Statements of Operations (in thousands except share and per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenues
Product sales, net	$680,501	$462,175	$249,132
Grant revenue	351	2,195	1,182
Total revenues, net	680,852	464,370	250,314
Operating expenses:
Cost of product sales	56,963	33,745	20,443
Selling, general and administrative	504,489	409,864	358,782
Research and development	236,121	180,142	134,715
Total operating expenses	797,573	623,751	513,940
Loss from operations	(116,721)	(159,381)	(263,626)
Interest income	42,518	20,343	7,376
Loss before provision for income taxes	(74,203)	(139,038)	(256,250)
Income tax expense	(473)	(636)	(6)
Net loss	$(74,676)	$(139,674)	$(256,256)
Net loss per common share:
Basic & Diluted	$(0.72)	$(1.46)	$(2.72)
Weighted average number of common shares:
Basic & Diluted	103,131,017	95,881,729	94,046,670
See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Consolidated Statements of Comprehensive Loss (in thousands)

	Years Ended December 31,
	2024	2023	2022
Net loss	$(74,676)	$(139,674)	$(256,256)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	87	4,294	(3,826)
Comprehensive loss	$(74,589)	$(135,380)	$(260,082)
See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity (in thousands except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	81,886,965	$8	$1,639,476	$(1,221,230)	$(364)	$417,890
Common shares issued January 7, 2022	10,952,381	1	433,717	—	—	433,718
Exercise of stock options and issuances of restricted stock	1,988,775	—	21,441	—	—	21,441
Stock issued for services	1,673	—	90	—	—	90
Share-based compensation	—	—	43,013	—	—	43,013
Net loss	—	—	—	(256,256)	—	(256,256)
Other comprehensive loss	—	—	—	—	(3,826)	(3,826)
Balance at December 31, 2022	94,829,794	$9	$2,137,737	$(1,477,486)	$(4,190)	$656,070
Exercise of stock options and issuances of restricted stock	1,548,468	1	17,809	—	—	17,810
Stock issued for services	1,549	—	92	—	—	92
Share-based compensation	—	—	52,832	—	—	52,832
Net loss	—	—	—	(139,674)	—	(139,674)
Other comprehensive income	—	—	—	—	4,294	4,294
Balance at December 31, 2023	96,379,811	$10	$2,208,470	$(1,617,160)	$104	$591,424
Common shares issued April 24, 2024	7,876,713	1	543,085	—	—	543,086
Exercise of stock options and issuances of restricted stock	1,982,340	—	24,422	—	—	24,422
Stock issued for services	1,145	—	82	—	—	82
Share-based compensation	—	—	64,035	—	—	64,035
Net loss	—	—	—	(74,676)	—	(74,676)
Other comprehensive income	—	—	—	—	87	87
Balance at December 31, 2024	106,240,009	$11	$2,840,094	$(1,691,836)	$191	$1,148,460
See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows used in operating activities
Net loss	$(74,676)	$(139,674)	$(256,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	508	528	656
Share-based compensation	64,035	52,832	43,013
Stock issued for services	82	92	90
Amortization of premiums and accretion of discounts on investment securities, net	(9,029)	(8,400)	447
Changes in operating assets and liabilities:
Accounts receivable, net	(52,482)	(38,829)	(55,033)
Inventory	(14,905)	(26,348)	(15,972)
Prepaid expenses and other assets	(67,791)	(4,457)	(19,749)
Accounts payable	14,622	1,057	1,704
Accrued and other current liabilities	37,271	8,287	8,584
Accrued customer programs	22,235	27,552	19,657
Accrued employee benefits	7,410	4,368	2,099
Lease liabilities, net	(457)	(1,207)	574
Net cash used in operating activities	(73,177)	(124,199)	(270,186)
Cash flows (used in) provided by investing activities
Purchases of investments	(739,679)	(415,269)	(759,209)
Maturities of investments	404,851	521,079	631,614
Purchases of property and equipment	(322)	(269)	(778)
Net cash (used in) provided by investing activities	(335,150)	105,541	(128,373)
Cash flows provided by financing activities
Proceeds of public offerings, net	543,086	—	433,718
Proceeds from exercise of stock options	24,422	17,810	21,441
Net cash provided by financing activities	567,508	17,810	455,159
Net increase (decrease) in cash, cash equivalents, and restricted cash	159,181	(848)	56,600
Cash, cash equivalents, and restricted cash at beginning of period	149,517	150,365	93,765
Cash, cash equivalents, and restricted cash at end of period	$308,698	$149,517	$150,365

Cash paid for taxes	$1,824	$162	$6
Non-cash investing and financing activities
Right of use assets under operating leases	$2,548	$—	$419

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

Cash and cash equivalents	$306,948	$147,767	$148,615
Restricted cash	1,750	1,750	1,750
Total cash, cash equivalents and restricted cash	$308,698	$149,517	$150,365
See accompanying notes to consolidated financial statements.

Intra-Cellular Therapies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2024
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
Agreement and Plan of Merger with Johnson & Johnson
On January 10, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Johnson & Johnson, a New Jersey corporation (“Parent”), and Fleming Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent, (“Merger Sub”), pursuant to which, subject to the terms and conditions thereof, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.
At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.0001 per share, of the Company (“common stock”) issued and outstanding immediately prior to the Effective Time (other than certain shares of common stock to be canceled pursuant to the Merger Agreement and shares of common stock with respect to which appraisal rights have been properly and validly exercised) will automatically be converted into the right to receive an amount equal to $132.00 per share in cash (the “Merger Consideration”), without interest thereon and less any applicable tax withholdings.
Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal restraints preventing or otherwise making illegal the consummation of the Merger, no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the signing of the Merger Agreement that is continuing as of immediately prior to the Effective Time, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the adoption of the Merger Agreement and approval of the Merger by the affirmative vote of the holders of a majority of the outstanding shares of common stock (the “Company Stockholder Approval”). The Company expects the Merger and the other transactions contemplated by the Merger Agreement to close this year.

The Merger Agreement contains certain termination rights for the Company and Parent. Subject to the terms and conditions of the Merger Agreement, the Company or Parent may terminate the Merger Agreement if the Merger is not consummated on or before July 10, 2025, which period may be extended automatically for two automatic six-month periods if at the end of the prior period, either of the conditions relating to approval of the Merger pursuant to the HSR Act or the absence of certain legal restraints preventing or otherwise making illegal the consummation of the Merger (solely in respect of any antitrust law or order under any antitrust law) has not been satisfied (the “Termination Date”). Upon termination of the Merger Agreement, under specified circumstances, the Company will be required to pay Parent a termination fee of $475.5 million.
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
Certain amounts in the consolidated financial statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts.
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
Financial Instruments
The Company considers the recorded costs of its financial assets and liabilities, which consist of cash equivalents, restricted cash, accounts receivable, prepaid expenses, right of use asset, net, other assets, accounts payable, accrued liabilities, accrued customer programs, accrued employee benefits, and operating lease liabilities to approximate their fair value because of their relatively short maturities at December 31, 2024 and 2023. Management believes that the risks associated with the Company’s financial instruments are minimal as the counterparties are various corporations, financial institutions and government agencies of high credit standing.
Restricted Cash
Restricted cash is collateral used under the letter of credit arrangement for the Company’s vehicle lease agreement (see Note 7). The Company adopted ASU No. 2016-18, Restricted Cash (“ASU 2016-18”) and includes restricted cash balances within the cash, cash equivalents and restricted cash balance on the statement of cash flows.
Accounts Receivable, net
The Company’s accounts receivable arises from product sales and are recorded net of allowances for returns, distribution fees, chargebacks, and prompt pay discounts.
The Company monitors the financial performance and creditworthiness of its customers so that it can respond to changes in the customers’ credit profiles. The Company reserves against accounts receivable for estimated losses that may arise from a customer’s inability to pay and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated collectability losses was not significant as of December 31, 2024 and 2023.
The Company estimates expected credit losses of its accounts receivable by assessing the risk of loss based on available relevant information. Historically, the Company has not experienced credit losses on its accounts receivable. As of December 31, 2024 and 2023, the Company’s credit loss reserve on receivables was not significant.

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable, net from customers and cash, cash equivalents and investments held at financial institutions. For the years ended December 31, 2024 and 2023, 98% and 97%, respectively, of product sales were generated from three major industry wholesalers.
Three individual customers accounted for approximately 32%, 28%, and 38% and 36%, 32%, and 29% of product sales for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company believes that these customers are of high credit quality.
Cash equivalents are held with major financial institutions in the United States. Certificates of deposit, cash and cash equivalents held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.
Inventory
The Company values its inventories at the lower of cost or estimated net realizable value. The Company determines the cost of its inventories, which includes amounts related to direct materials, production costs, and manufacturing overhead, on a first-in, first-out (“FIFO”) basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated net realizable value in the period in which the impairment is first identified. Such impairment charges, if they occur, are recorded within cost of product sales.
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
The Company analyzes its inventory based on the stage of production and classifies work in process and finished goods as current assets. Raw materials include the active pharmaceutical ingredients ("API") and any related intermediate compounds. The raw material supply exceeds 12 months of current operating requirements and is recorded as inventory, non-current on the consolidated balance sheet.
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
Government and Payer Rebates— The Company is liable for rebates that apply to Medicaid, managed care and private payer organizations, primarily insurance companies and pharmacy benefit managers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements with, or statutory requirements pertaining to, Medicaid, Medicare or commercial benefit providers. The allowance for rebates is based on statutory discount rates or contractual percentages, estimated payer mix, and expected utilization. The Company's estimates for expected utilization of rebates are based on historical and current data since product launch. The Company's liability for these rebates consists of invoices received for claims from prior periods that have not been paid or for which an invoice has not yet been received, estimates of claims for the current period, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. The Company estimates these rebates and records such estimates in the same period the related revenue is recognized and, records a reserve in accrued customer programs on the consolidated balance sheets.
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
Cost of Product Sales
The Company’s cost of product sales relates to sales of CAPLYTA. Cost of product sales primarily includes product royalty fees, and direct costs (inclusive of material and manufacturing costs), and overhead.
For the product royalty fees, the Company entered into an exclusive License Agreement with Bristol-Myers Squibb Company (“BMS”), for which the Company is obliged to make tiered single digit percentage royalty payments ranging between 5-9% on sales of licensed products. The related royalties are recorded within cost of product sales on the consolidated statements of operations.
Prior to the FDA approval of CAPLYTA, the Company expensed all costs associated with the manufacturing of lumateperone as part of research and development expenses. The cost of product sales in the years ended December 31, 2024, 2023 and 2022 are lower than incurred because of previously expensed inventory.

Research and Development Expenses
Research and development costs primarily consist of external costs for contract services, such as pre-clinical testing, manufacturing and related testing, clinical trial activities; and internal recurring costs for salaries, share-based compensation and related benefit costs and other costs. The Company recognizes research and development expenses as the work is incurred.
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
Advertising Expense
Advertising costs are expensed when services are rendered. The Company incurred $101.2 million, $92.2 million and $85.8 million in advertising expenses during the years ended December 31, 2024, 2023, and 2022, respectively, related to its marketed product, CAPLYTA.
Income Taxes
Income taxes are accounted for using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. In evaluating the need for a valuation allowance, the Company takes into account various factors, including the expected level of future taxable income and available tax planning strategies. If actual results differ from the assumptions made in the evaluation of a valuation allowance, the Company records a change in valuation allowance through income tax expense in the period such determination is made.
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
The Company’s effective tax rate for the years ended December 31, 2024, 2023 and 2022 was approximately (0.6)%, (0.5)% and 0%, respectively. This effective tax rate is substantially lower than the U.S. statutory rate of 21% due to valuation allowances recorded on current year losses where the Company is not more likely than not to recognize a future tax benefit.
On August 9, 2022, the United States enacted the CHIPS and Science Act which provides an investment tax credit for 25% of qualified investments primarily used for manufacturing of semiconductors and related equipment in the U.S. On August 16, 2022, the United States enacted the Inflation Reduction Act (“IRA”) which includes a provision for a 15% corporate alternative minimum tax on companies with average annual adjusted financial statement income over $1 billion effective for tax years ending after December 31, 2022. The Company reviewed the provisions and there was not a material tax impact on its financial statements for the years ended December 31, 2024 and 2023.

On December 31, 2022, ITI Limited, the Company’s wholly-owned Bermuda subsidiary, was merged into Intra-Cellular Therapies, Inc., a Delaware corporation. The intellectual property rights associated with lumateperone were transferred to the Delaware corporation as a result of this merger. This merger and the subsequent liquidation of ITI Limited does not have any material impact from a U.S. or Bermuda income tax perspective.
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
Share-Based Compensation
Share-based payments are accounted for in accordance with the provisions of ASC Topic 718, Compensation—Stock Compensation. For all awards granted with time-based vesting conditions, expense is amortized using the straight-line attribution method. Share-based compensation expense recognized in the statements of operations for the years ended December 31, 2024, 2023 and 2022 accounts for forfeitures as they occur.
The fair value of share-based payments related to stock options is estimated, on the date of grant, using the Black-Scholes-Merton option-pricing model (the “Black-Scholes Model”). The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the option. Option valuation models, including the Black-Scholes Model, require the input of subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility and expected life of the award.
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
In 2024, the Company’s stockholders approved the Company’s 2018 Amended and Restated Equity Incentive Plan (the “Amended 2018 Plan”) pursuant to which 5,000,000 additional shares of common stock were reserved for future equity grants. In December 2019, the Company adopted the 2019 Inducement Award Plan (the “2019 Inducement Plan”) for the grant of equity awards of up to 1,000,000 shares of common stock to newly hired employees. In April 2024, the Board of Directors approved the termination of the 2019 Inducement Plan.

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
Recently Issued Accounting Standards
New Accounting Standards or Updates Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are also required to apply the disclosure requirements. The standard is effective for annual reporting periods beginning after December 15, 2023, and for interim reporting periods beginning January 1, 2025, with early adoption permitted. The Company adopted this pronouncement for the year ended December 31, 2024 and included additional disclosure regarding segments in Note 12.
New Accounting Standards or Updates Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid, requiring consistent categories and greater disaggregation of information in the rate reconciliation as well as income taxes paid disaggregated by jurisdiction. This standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the potential impact that this new standard will have on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement- Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, designed to improve financial reporting by requiring public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods, including amounts and qualitative descriptions of inventory purchases, employee compensation, depreciation and intangible asset amortization, among other requirements. The standard is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, on a prospective basis. Early adoption is permitted. The Company is currently evaluating the potential impact that this new standard will have on its consolidated financial statements and related disclosures.

3. Investment Securities
Investment securities consisted of the following (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$257,908	$143	$(98)	$257,953
Certificates of Deposit	60,000	—	—	60,000
Commercial Paper	39,650	19	(3)	39,666
Corporate Notes/Bonds	336,369	401	(271)	336,499
	$693,927	$563	$(372)	$694,118

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government Agency Securities	$150,651	$148	$(204)	$150,595
FDIC Certificates of Deposit	4,410	2	(12)	4,400
Certificates of Deposit	60,000	—	—	60,000
Commercial Paper	78,610	59	(27)	78,642
Corporate Notes/Bonds	118,899	281	(143)	119,037
	$412,570	$490	$(386)	$412,674
The Company has classified all of its investment securities as available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of December 31, 2024 and 2023, the Company held $186.0 million and $77.8 million, respectively, of available-for-sale investment securities with contractual maturity dates more than one year and less than two years, with the remainder of the available-for-sale investment securities having contractual maturity dates less than one year. Accrued interest receivable from investment securities as of December 31, 2024 and 2023 was $5.0 million and $2.3 million, respectively, and is included within prepaid expenses and other current assets.
The aggregate related fair value of investments with unrealized losses as of December 31, 2024 was $190.6 million, which consisted of $56.3 million from U.S. government agency securities, $7.4 million of commercial paper, and $126.9 million of corporate notes/bonds. None of the aggregate fair value of investments with unrealized losses as of December 31, 2024 has been held in a continuous unrealized loss position for over 12 months. As of December 31, 2023, the aggregate related fair value of investments with unrealized losses was $165.2 million. $70.1 million of the aggregate fair value of investments with unrealized losses as of December 31, 2023 has been held in a continuous unrealized loss position for over than 12 months, with the remaining $95.1 million held in a continuous unrealized loss position for less than 12 months.
The Company reviewed all of the investments which were in a loss position at the respective balance sheet dates, as well as the remainder of the portfolio and determined that market conditions were the primary factor driving changes in unrealized losses. After analyzing the securities in an unrealized loss position, the portion of these losses that relate to changes in credit quality is insignificant. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the end of their contractual terms. Furthermore, the Company does not believe that these securities expose the Company to undue market risk or counterparty credit risk.

4. Fair Value Measurements
The Company has no assets or liabilities that were measured using prices with significant unobservable inputs (Level 3 assets and liabilities) as of December 31, 2024 and 2023. The carrying value of cash held in money market funds of approximately $193.5 million as of December 31, 2024 and $10.7 million as of December 31, 2023 is included in cash and cash equivalents and approximates market value based on quoted market price or Level 1 inputs. The carrying value of cash held in U.S. Government Agency Securities of $2.5 million, and certificates of deposit of $60.0 million as of December 31, 2023 are included in cash and cash equivalents.
The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$193,522	$193,522	$—	$—
U.S. Government Agency Securities	257,953	—	257,953	—
Certificates of Deposit	60,000	—	60,000	—
Commercial Paper	39,666	—	39,666	—
Corporate Notes/Bonds	336,499	—	336,499	—
	$887,640	$193,522	$694,118	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	$10,698	$10,698	$—	$—
U.S. Government Agency Securities	150,595	—	150,595	—
FDIC Certificates of Deposit	4,400	—	4,400	—
Certificates of Deposit	60,000	—	60,000	—
Commercial Paper	78,642	—	78,642	—
Corporate Notes/Bonds	119,037	—	119,037	—
	$423,372	$10,698	$412,674	$—
5. Inventory
Inventory consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Raw materials	$38,890	$38,621
Work in process	14,971	4,277
Finished goods	11,312	7,370
Total	65,173	50,268
Less: Current portion	(26,283)	(11,647)
Total inventory, non-current	$38,890	$38,621

As of December 31, 2024 and 2023, the Company has $0 and $7.7 million, respectively, recorded in inventory on the consolidated balance sheets which is subject to supplemental regulatory procedures but believes it is probable that it has future economic benefit.
6. Prepaid and Other Assets
Prepaid expenses and other assets consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Production campaign deposits	$43,898	$15,127
Clinical trial advances	40,278	11,630
Prepaid operating expenses	27,787	19,465
Prefunded customer programs	5,564	3,514
Total	117,527	49,736
Less: Current portion	(111,765)	(42,443)
Total other assets	$5,762	$7,293
7. Right of Use Assets and Lease Liabilities
In 2014, the Company entered into a long-term lease with a related party which, as amended, provided for a lease of useable laboratory and office space located in New York, New York. A member of the Company’s board of directors is the Executive Chairman of the parent company to the landlord under this lease. Concurrent with this lease, the Company entered into a license agreement to occupy certain vivarium-related space in the same facility for the same term and rent escalation provisions as the lease. This license has the primary characteristics of a lease and is characterized as a lease in accordance with ASU Topic 842, Leases, for accounting purposes. In September 2018, the Company further amended the lease to obtain an additional office space beginning October 1, 2018 and to extend the term of the lease for previously acquired space. The lease, as amended, has a term of 14.3 years ending in May 2029. In addition to the New York space, in May 2024, the Company entered into a long-term lease of office space in Bedminster, New Jersey which has subsequently become the Company headquarters. The lease has a term of 5.7 years ending in January 2030.
The Company has also entered into agreements (the “Vehicle Leases”) with two companies (the “Lessors”) to acquire motor vehicles for certain employees. The Vehicle Leases provide for individual leases for the vehicles, which at each lease commencement was determined to qualify for operating lease treatment. The contractual period of each lease is 12 months, followed by month-to-month renewal periods. The Company estimates the lease term for each vehicle to be 12 months. Leases which the Company determined to have a lease term of 12 months or less will be treated as short-term in accordance with the accounting policy election and are not recognized on the balance sheet. Each lease permits either party to terminate the lease at any time via written notice to the other party. The Company neither acquires ownership of, nor has the option to purchase the vehicles at any time. The Company is required to maintain an irrevocable $1.75 million letter of credit that one of the Lessors may draw upon in the event the Company defaults on the Vehicle Lease, which has been recorded as restricted cash on the consolidated balance sheets.
The following table presents the lease cost for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Years Ended December 31,
	2024	2023	2022
Lease cost
Operating lease cost	$4,139	$3,851	$4,719
Variable lease cost	1,679	1,536	1,612
Short-term lease cost	2,423	2,298	873
	$8,241	$7,685	$7,204

The following table presents the weighted average remaining lease term, and the weighted average discount rates related to leases as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Other information
Weighted average remaining lease term	4.4 years	5.3 years
Weighted average discount rate	8.82%	9.07%
Maturity analysis under the lease agreements are as follows:

Year ending December 31, 2025	$4,435
Year ending December 31, 2026	4,513
Year ending December 31, 2027	4,573
Year ending December 31, 2028	4,707
Year ending December 31, 2029	2,451
Thereafter	6
Total	20,685
Less: Present value discount	(3,704)
Total Lease liability	16,981
Less: Current portion	(4,233)
Long-term lease liabilities	$12,748
8. Share-Based Compensation
The Board of Directors determines who receives options, the vesting periods (which are generally one to three years) and the exercise prices of such options. Options have a maximum term of 10 years. The exercise price of stock options granted under the Amended 2018 Plan must be at least equal to the fair market value of the common stock on the date of grant.
Total share-based compensation expense related to all of the Company’s share-based awards, including stock options and RSUs granted to employees and directors recognized during the years ended December 31, 2024, 2023, and 2022, was comprised of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Inventoriable costs	$1,904	$1,610	$1,791
Research and development	19,500	15,781	15,387
Selling, general and administrative	42,631	35,441	25,835
Total share-based compensation expense	$64,035	$52,832	$43,013
The following table describes the assumptions used for calculating the value of options granted during the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
Dividend yield	0%	0%	0%
Expected volatility	74.2%	74.8-78.0%	78.7-88.7%
Weighted-average risk-free interest rate	4.08%	3.92%	2.22%
Expected term (in years)	6.0	6.0	5.9

The weighted-average grant date fair value for awards granted during the years ended December 31, 2024, 2023 and 2022 was $48.49, $33.49 and $41.71 per share, respectively.
Information regarding the stock options activity, including with respect to grants to employees, directors and consultants under the Amended 2018 Plan as of December 31, 2024, and changes during the year then ended, are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2023	4,239,982	$28.22	5.2 years
Options granted 2024	34,539	71.33
Options exercised 2024	(1,164,610)	21.26
Options canceled 2024	(11,896)	49.85
Options expired 2024	—	—
Outstanding at December 31, 2024	3,098,015	$31.23	4.9 years
Vested and expected to vest at December 31, 2024	3,098,015	$31.23
Exercisable at December 31, 2024	2,745,262	$28.39	4.6 years
The unrecognized share-based compensation expense related to stock option awards at December 31, 2024 was $5.7 million, and will be recognized over a weighted-average period of 0.9 years.
The following table details the value of options during the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2024	2023	2022
Intrinsic value of options exercised	$61,830	$27,187	$48,267
Intrinsic value of options outstanding	161,995	184,027	130,078
Intrinsic value of options exercisable	151,353	166,820	118,340
Fair value of shares vested	15,363	19,120	17,145
Information regarding time based RSU activity, including with respect to grants to employees under the Amended 2018 Plan as of December 31, 2024, and changes during the year then ended, is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life
Outstanding at December 31, 2023	1,645,130	$48.92	1.0 years
Time based RSUs granted in 2024	1,178,612	68.82
Time based RSUs vested in 2024	(745,401)	47.32
Time based RSUs cancelled in 2024	(76,391)	58.85
Outstanding at December 31, 2024	2,001,950	$60.85	1.0 years

The following table details the value of time based RSUs during the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2024	2023	2022
Intrinsic value of time based RSUs outstanding	167,203	117,824	67,455
Fair value of RSUs vested	35,275	24,400	17,873
The fair value of time based RSUs is based on the closing price of the Company’s common stock on the date of grant. As of December 31, 2024, there was $79.0 million of unrecognized compensation costs related to unvested time based RSUs which will be recognized over a weighted-average period of 1.4 years.
9. Loss per Share
The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect could be anti-dilutive as applied to the net loss for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
Stock options	3,098,015	4,239,982	4,785,972
RSUs (including performance share units)	2,226,452	1,860,714	1,469,678
10. Income Taxes
Loss before income taxes is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
U.S.	$(74,203)	$(139,038)	$(223,465)
Non-U.S.	—	—	(32,785)
Total loss before taxes	$(74,203)	$(139,038)	$(256,250)
Total income tax expense for the years ended December 31, 2024, 2023 and 2022 is allocated as follows:

	Years Ended December 31,
	2024	2023	2022
Current	$473	$636	$6
Deferred	(26,861)	(51,341)	(52,789)
Valuation allowance	26,861	51,341	52,789
Provision for income taxes	$473	$636	$6

A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Years Ended December 31,
	2024	2023	2022
Income tax at statutory federal rate	21.0%	21.0%	21.0%
Executive and share-based compensation	3.8	(0.4)	1.9
Subpart F Inclusion	—	—	(3.4)
Foreign rate differential	—	—	(2.7)
Change in effective state tax rates	3.9	(1.6)	0.2
State income tax expense	9.1	4.8	3.6
Research and development credits	—	14.1	—
Meals & entertainment	(2.1)	(0.8)	—
Other permanent items	—	(0.7)	—
Change in valuation allowance	(36.3)	(36.9)	(20.6)
Provision for income taxes	(0.6)%	(0.5)%	—%
Deferred income taxes reflect the net tax effect of temporary differences that exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse.
As of December 31, 2024, the Company had $479.0 million of federal net operating loss carryforwards, of which $21.3 million expire at various dates starting in 2035 through 2037 and $457.7 million do not expire. The gross amount of the state net operating loss carryforwards is equal to or less than the federal net operating loss carryforwards and expires over various periods based on individual state tax law. In general, businesses with U.S. net operating losses (“NOLs”) are considered loss corporations for U.S. federal income tax purposes. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), loss corporations that undergo an ownership change, as defined under the Code, may be subject to an annual limitation on the amount of NOLs (and certain other tax attributes) available to offset taxable income earned after such ownership change. For the years ended December 31, 2015 through 2023, the Company performed a Section 382 ownership analysis and determined that an ownership change occurred (within the meaning of Section 382 of the Code) in 2015 but not in subsequent periods. Based on the analysis performed through December 31, 2024, the Company does not believe that the Section 382 annual limitation will impact the Company’s ability to utilize the tax attributes that existed as of the date of the ownership change in a material manner. If the Company experiences an ownership change in the future, the tax benefits related to the NOLs and tax credit carryforwards may be further limited or lost.

The following summarizes the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023, respectively (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$130,066	$138,685
Accrued expenditures	20,968	17,842
Research and development credit, net	31,109	31,109
Research and development expenditures	93,585	62,432
Share-based compensation	21,249	19,753
Other	408	—
Capital lease	4,361	4,198
Deferred tax liabilities:
Right of use asset—capital lease	(3,449)	(3,204)
Depreciation	(120)	(140)
Other	(728)	(86)
Net deferred tax asset before valuation allowance	297,449	270,589
Valuation allowance	(297,449)	(270,589)
Net deferred tax asset	$—	$—
Based upon the Company’s historical operating performance and the reported cumulative net losses to date, the Company presently does not have sufficient objective evidence to support the recovery of its net deferred tax assets. Accordingly, the Company has established a full valuation allowance against its net deferred tax assets in 2024 and 2023, for financial reporting purposes because it is not more likely than not that these deferred tax assets will be realized.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The open years subject to tax audits vary depending on the tax jurisdictions. In the U.S. federal jurisdiction, the Company is no longer subject to income tax audits by taxing authorities for years before 2021. In addition, for federal tax purposes and certain state taxing jurisdictions, in the case of carryover tax attributes to years open for assessment, such attributes may be subject to reduction by taxing authorities.
The total amount of unrecognized tax benefits was $2.4 million and $2.5 million as of December 31, 2024 and 2023 respectively. If recognized, none of these tax benefits would affect the effective tax rate due to valuation allowances.
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

The agreement extends, and royalties are payable, on a country-by-country and product-by-product basis, through the later of 10 years after first commercial sale of a licensed product in such country, expiration of the last licensed patent covering a licensed product, its method of manufacture or use, or the expiration of other government grants providing market exclusivity, subject to certain rights of the parties to terminate the agreement on the occurrence of certain events. On termination of the agreement, the Company may be obliged to convey to BMS rights in developments relating to a licensed compound or licensed product, including regulatory filings, research results and other intellectual property rights. The Company expensed approximately $43.2 million, $26.4 million, and $12.5 million in cost of product sales to satisfy its obligation under the BMS agreement for the years ended December 31, 2024, 2023 and 2022, respectively.
Purchase Commitments
The Company enters into certain other long-term commitments for goods and services that are outstanding for periods greater than one year. The Company has manufacturing service agreements committing the Company to certain minimum annual purchase commitments which the Company anticipates making payments for within the years 2025 through 2029. As of December 31, 2024, the Company has committed to purchasing production campaigns for various raw materials including API and its intermediates from each of its supply vendors. The current campaigns are expected to be received into inventory through 2027. The Company has paid deposits of $43.9 million and $15.1 million as of December 31, 2024 and 2023, respectively, for these campaigns. Of the $43.9 million as of December 31, 2024, $38.3 million is recorded within prepaid expenses and other current assets as the campaigns are expected to be received within one year of the balance sheet date and $5.6 million is recorded within other assets on the consolidated balance sheet as the campaigns are expected to be received after December 31, 2025. Of the $15.1 million balance as of December 31, 2023, $7.9 million is recorded within prepaid expenses and other current assets and $7.2 million is recorded within other assets on the consolidated balance sheet.
Retirement savings plan 401(k) contributions
The Company sponsors a defined contribution 401(k) plan covering all full-time employees that is serviced by a related party. Participants may elect to contribute their annual pre-tax earnings up to the federally allowed maximum limits. The Company made a matching contribution of 100% on the first 6% of contributions made by participants in the years ended December 31, 2024, 2023 and 2022. Participant and company contributions vest immediately. During the years ended December 31, 2024, 2023 and 2022, the Company recorded matching contribution expense of $5.3 million, $4.3 million and $3.9 million, respectively.
Contingencies
During the normal course of the Company’s business, the Company is occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. At December 31, 2024 and 2023, no material reserves were recorded. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. However, the Company believes that the likelihood that any such excess might have a material adverse effect on its financial statements is remote.
12. Segment Reporting
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision making group, in deciding how to allocate resources in assessing performance. The Company has one reportable segment. The segment consists of the discovery, clinical development and commercialization of innovative, small molecule drugs that address underserved medical needs primarily in psychiatric and neurological disorders. The Company’s chief operating decision maker (“CODM”) is the chief executive officer.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment based on net product sales and operating expenses as reported on the Consolidated Statement of Operations. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development, clinical trials and additional regulatory approvals; as well as, continued promotional activities to support the commercial sales of CAPLYTA and costs associated with expanding the Company’s infrastructure. In addition, the measure of segment assets is reported on the balance sheet as total assets.
As such, the CODM uses cash forecast models in deciding how to invest into the segment. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment, while net product sales results are used in establishing management’s compensation.
The table below summarizes the significant revenue and expense categories regularly reviewed by the CODM for the years ended December 31, 2024, and 2023:

	For the Years Ended December 31,
	2024	2023
Revenues
Product sales, net	$680,501	$462,175
Grant revenue	351	2,195
Total revenues, net	680,852	464,370
Expenses
Cost of product sales	56,963	33,745
SG&A: Selling expenses	384,744	324,499
SG&A: General and administrative expenses	119,745	85,365
R&D: Lumateperone project costs	138,561	111,881
R&D: Non-lumateperone project costs	60,200	37,638
R&D: Other and overhead	37,360	30,623
Other segments items(1)	(42,045)	(19,707)
Net loss	$(74,676)	$(139,674)
(1) Other segment items included in expenses includes interest income and income tax (benefit) loss.
13. Unaudited Quarterly Financial Information
The tables herein set forth the Company’s unaudited condensed consolidated 2024 and 2023 quarterly statements of operations.
The following table sets forth the Company’s unaudited condensed consolidated statements of operations for the 2024 quarters ended (in thousands):

2024 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Revenue, net	$199,223	$175,375	$161,388	$144,866
Operating expenses	(228,420)	(214,224)	(189,111)	(165,818)
Interest income	11,995	12,899	11,560	6,064
Income tax benefit (expense)	317	(374)	(57)	(359)
Net loss	$(16,885)	$(26,324)	$(16,220)	$(15,247)
Basic and diluted net loss per share	$(0.16)	$(0.25)	$(0.16)	$(0.16)

The following table sets forth the Company’s unaudited condensed consolidated statements of operations for the 2023 quarters ended (in thousands):

2023 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Revenue, net	$132,099	$126,173	$110,792	$95,306
Operating expenses	(166,196)	(155,886)	(157,971)	(143,698)
Interest income	5,966	5,498	4,530	4,349
Income tax expense	(448)	(43)	(135)	(10)
Net loss	$(28,579)	$(24,258)	$(42,784)	$(44,053)
Basic and diluted net loss per share	$(0.30)	$(0.25)	$(0.45)	$(0.46)