Form 10-K/A
period 2024-12-31
Intra-Cellular Therapies, Inc.
filed 2025-03-20
CIK 1567514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K/A
(Amendment No. 1)
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
As of March 10, 2025, the registrant had 106,521,576 shares of common stock outstanding.

Documents Incorporated by Reference
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Intra-Cellular Therapies, Inc. (the “Company,” “we,” “our,” or “us”) for the fiscal year ended December 31, 2024, as originally filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2025 (the “Original 10-K”). The purpose of this Amendment is to include information required by Part III of the Annual Report on Form 10-K that was intentionally omitted from Part III of the Original 10-K. In addition, this Amendment amends Item 15 of Part IV of the Original 10-K to update the exhibit list and to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Amendment also amends Item 9B of Part II of the Original 10-K to include the grant of a cash retention bonus to Suresh Durgam, M.D., in the amount of $800,000.
Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the dates described in the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original 10-K, as information in such filings may update or supersede certain information contained in this Amendment. As used in this Amendment, unless otherwise stated or the context otherwise indicates, references to the “Company,” “we,” “our,” “us” or similar terms refer to Intra-Cellular Therapies, Inc. and its wholly owned subsidiary, ITI, Inc.
As previously disclosed in our Current Report on Form 8-K filed with the SEC on January 13, 2025, on January 10, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Johnson & Johnson, a New Jersey corporation (“Parent”), and Fleming Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions thereof, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. At the effective time of the Merger (the “Effective Time”), each share of our common stock, par value $0.0001 per share (“Company Shares”), issued and outstanding immediately prior to the Effective Time (other than certain Company Shares to be canceled pursuant to the Merger Agreement and Company Shares with respect to which appraisal rights have been properly and validly exercised) will automatically be converted into the right to receive an amount equal to $132.00 per share in cash (the “Merger Consideration”), without interest thereon and less any applicable tax withholdings. The closing of the Merger remains subject to the satisfaction or waiver of customary closing conditions, including, without limitation, the adoption of the Merger Agreement and approval of the Merger by the affirmative vote of the holders of a majority of the outstanding Company Shares. As previously disclosed, we have scheduled the special meeting of stockholders for March 27, 2025 to vote on the adoption of the Merger Agreement and approval of the Merger.

Item 9B.    OTHER INFORMATION
Cash Retention Bonus
In connection with the Merger, the Company may establish a cash retention and transaction bonus program, under which the Company’s executive officers may receive awards in the aggregate amount of up to $2.5 million. On March 19, 2025, our board of directors approved the grant of a cash retention bonus to Suresh Durgam, M.D., in the amount of $800,000 pursuant to the terms of a Retention Award Agreement (the “Retention Agreement”).
The cash retention bonus will vest 50% on the date of the closing of the Merger and 50% on the first anniversary of the closing of the Merger, subject to Dr. Durgam’s continued employment with the Company through the applicable vesting date. However, upon termination of Dr. Durgam’s employment without cause (as defined in the Retention Agreement) or Dr. Durgam’s resignation for good reason (as defined in the Retention Agreement), the cash retention bonus will vest in full, subject to his execution and non-revocation of a release of claims.
The foregoing description of the Retention Agreement is subject to and qualified in its entirety by the terms and conditions of the Retention Agreement.
Rule 10b5-1 Trading Arrangements
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

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Board of Directors
The following table provides information regarding our directors as of March 10, 2025:

Name	Age	Position(s) with the Company
Sharon Mates, Ph.D.	72	Chairman and Chief Executive Officer
Joel S. Marcus(2)(3)	77	Director
Rory B. Riggs(1)(2)	71	Director
E. Rene Salas(1)(3)	63	Director
Robert L. Van Nostrand(1)(2)(4)	67	Director
(1)Member of our audit committee
(2)Member of our compensation committee
(3)Member of our nominating and governance committee
(4)Lead independent director
Sharon Mates, Ph.D. has been Chairman and Chief Executive Officer of the Company since the 2013 Merger in August 2013, was the President of the Company from August 2013 until March 2024, and has been the Chairman of the board of directors and Chief Executive Officer of ITI (as defined below) since June 2002. Dr. Mates co-founded ITI in May 2002. Prior to co-founding ITI, Dr. Mates was a co-founder of Functional Genetics, and served as its Chairman and Chief Executive Officer from December 2000 until August 2003. From 1989 to 1998, Dr. Mates was the President and a board member of North American Vaccine Inc. and its predecessor companies. Dr. Mates serves on the board of the Biotechnology Innovation Organization (BIO). Dr. Mates has also served on the Advisory Council of the Center for Society and Health at the Harvard School of Public Health, the Board of Visitors of the Biotechnology Institute of the University of Maryland and the board of directors of Gilda’s Club of New York. Earlier in her career, Dr. Mates spent several years as a research analyst and investment banker, and as an advisor to the life sciences industry. Dr. Mates received her B.S. from the Ohio State University and her Ph.D. from the University of Washington, and completed her postdoctoral fellowships at The Massachusetts General Hospital and Harvard Medical School.
We believe that Dr. Mates possesses specific attributes that qualify her to serve as chairman of our board of directors, including the perspective and experience she brings as the co-founder and Chief Executive Officer of ITI, which brings historic knowledge, operational expertise and continuity to our board of directors, and her industry expertise, including over 25 years of experience leading both private and public companies.
Joel S. Marcus, JD, CPA, became a director of the Company following the 2013 Merger that occurred in August 2013 and has served on the board of directors of ITI since April 2006. Mr. Marcus is Executive Chairman and Founder of Alexandria Real Estate Equities, Inc. (NYSE: ARE) (“Alexandria”), a real estate investment trust (“REIT”) that pioneered life science real estate and transformed it from a specialty niche to a mainstream asset class. Alexandria is the preeminent, largest, and longest-tenured owner, operator, and developer uniquely focused on collaborative Megacampus™ ecosystems in AAA life science innovation cluster locations. Since co-founding the company in 1994 as a garage startup with $19 million in Series A capital and a mission to advance human health, Mr. Marcus has led the remarkable growth of Alexandria into an S&P 500 company that has become the leading REIT focused on the life science industry, with a total market capitalization of $29.0 billion and an operating asset base in North America of 39.8 million RSF as of December 31, 2024. From its IPO in May 1997 through December 31, 2024, Alexandria, which celebrated its 25th anniversary as a New York Stock Exchange listed company in May 2022, has generated an outstanding total shareholder return exceeding 1,199%. Mr. Marcus also founded and continues to lead Alexandria Venture Investments, the company’s strategic venture capital platform. Since its inception in 1996, Alexandria Venture Investments has actively invested in disruptive life science companies as well as promising agrifoodtech and technology companies that are advancing new, transformative therapeutic modalities and platforms to meaningfully improve human health. Mr. Marcus previously served as a director of Applied Therapeutics, Inc., Atara Biotherapeutics, Inc., Frequency Therapeutics, Inc. (now Korro Bio, Inc.), MeiraGTx Holdings plc, and Yumanity Therapeutics, Inc. He earned his undergraduate and Juris Doctor degrees from the University of California, Los Angeles.

We believe that Mr. Marcus possesses specific attributes that qualify him to serve as a member of our board of directors, including his many years of experience in the life sciences industry and his extensive experience serving as a director and an executive officer of other public companies.
Rory B. Riggs has served on our board of directors since January 2014. Mr. Riggs is a founder and Chairman of Cibus, Inc. (NASDAQ: CBUS), a leading company in gene editing in agriculture. Mr. Riggs is a co-founder and formerly served as chairman and director of Royalty Pharma (NASDAQ: RPRX), an investment company focused on drug royalties. From 1996 until 2000, Mr. Riggs served as President and as a director of Biomatrix, Inc. (NYSE: BXM) until its sale to Genzyme Biosurgery. From 1991 to 1995, Mr. Riggs served as CEO of RF&P Corporation, an investment company owned by the State of Virginia Retirement System. Mr. Riggs is founder and executive chairman of SyntaxData, LLC, a relational data company for risk management, serves as a director of StageZero Life Sciences Ltd., an integrated healthcare company, and serves as a Managing Member of Scientia Ventures, a healthcare venture fund. Mr. Riggs previously was a founder and served as a director of Sugen and Fibrogen. Mr. Riggs holds a B.A. from Middlebury College and an M.B.A. from Columbia University.
We believe that Mr. Riggs possesses specific attributes that qualify him to serve as a member of our board of directors, including his financial expertise, extensive knowledge of the life sciences industry, and many years of experience as a developer (founder), executive officer and director of successful companies (both public and private) in the life sciences and healthcare industries.
E. Rene Salas, CPA has served on our board of directors since April 2022. Mr. Salas has over 35 years of experience with accounting and advisory projects in the life sciences and technology industries. From 2020 to 2022, he served as the Chief Financial Officer of Wellstat, LLC, an early-stage biopharmaceutical company. Before joining Wellstat, from 1987 to 2019, Mr. Salas worked at Ernst & Young, LLP in a variety of roles, most recently as a senior client partner from 2010 to 2019. At Ernst & Young LLP, Mr. Salas also served in various leadership roles on diversity, equity and inclusion (DEI) at the national and regional level, including the firm’s national task force on DEI. Mr. Salas serves on the board of directors of ADMA Biologics, Inc., a publicly-traded biopharmaceutical company, and Mr. Salas previously served on the board of directors for Embody, Inc., a privately-held medical device company prior to its acquisition by Zimmer Biomet, Inc. Currently, Mr. Salas serves as the audit committee chair for Northern Virginia Family Services and is a member of the Dean’s Advisory Council of the Alvarez School of Business at the University of Texas at San Antonio. Mr. Salas received his B.B.A. in accounting from the University of Texas at San Antonio. He has also completed executive education programs in strategic leadership for Ernst & Young partners at Harvard Business School and Northwestern University’s Kellogg School. Mr. Salas is a Certified Public Accountant.
We believe that Mr. Salas possesses specific attributes that qualify him to serve as a member of our board of directors, including his many years of experience in the healthcare industry and his accounting and advisory expertise.

Robert L. Van Nostrand, CPA has served on our board of directors since January 2014. Mr. Van Nostrand has been a self-employed advisor and investor since 2010, as well as a member of various public and private company boards of directors. Mr. Van Nostrand was Executive Vice President and Chief Financial Officer of Aureon Biosciences, Inc., a private pathology life science company, from January 2010 to July 2010. Prior to joining Aureon Biosciences, Mr. Van Nostrand served as Executive Vice President and Chief Financial Officer of AGI Dermatics, Inc., a private biotechnology company, from July 2007 to September 2008 when the company was acquired. From May 2005 to July 2007, Mr. Van Nostrand served as the Senior Vice President and Chief Compliance Officer of OSI Pharmaceuticals, Inc., then a publicly-traded biotechnology company, where he previously served as Vice President and Chief Financial Officer from December 1996 through May 2005 and as Vice President, Finance and Administration prior to that. He also served as OSI’s Treasurer from March 1992 to May 2005 and Secretary from March 1995 to January 2004. Mr. Van Nostrand joined OSI as Controller and Chief Accounting Officer in September 1986. Prior to joining OSI, Mr. Van Nostrand served in a managerial position with the accounting firm, Touche Ross & Co., currently Deloitte. Mr. Van Nostrand serves as chairman of the board of directors of Yield10 Bioscience, Inc., an agricultural bioscience company which has filed a voluntary petition for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code, as well as chairman of its audit committee and a member of its compensation committee. He also serves on the board of SELLAS Life Sciences Group, Inc., a publicly-traded biotechnology company, where he serves as chairman of the audit committee and a member of the nominating and governance committee. From December 2014 until May 2018, Mr. Van Nostrand served on the board of directors of Enumeral Biomedical Holdings, Inc., a publicly-traded biotechnology company, and from April 2007 to January 2020, Mr. Van Nostrand served on the board of directors of Achillion Pharmaceuticals, a publicly-traded biotechnology company. Mr. Van Nostrand is the former chairman of, and serves on, the board of the New York Biotechnology Association and serves on the Foundation Board of Farmingdale University. Previously, Mr. Van Nostrand served on the board of directors of Apex Bioventures, Inc., a special purpose acquisition company focused on life sciences. Mr. Van Nostrand holds a B.S. in Accounting from Long Island University, New York. He is a Certified Public Accountant.
We believe that Mr. Van Nostrand possesses specific attributes that qualify him to serve as a member of our board of directors, including his many years of experience in the life sciences industry, as well as his expertise in financial operations, transaction structuring and risk management.
There are no family relationships between or among any of our directors. The principal occupation and employment during the past five years of each of our directors was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. There is no arrangement or understanding between any of our directors and any other person or persons pursuant to which he or she is to be selected as a director.
There are no legal proceedings to which any of our directors is a party adverse to us or any of our subsidiaries or in which any such person has a material interest adverse to us or any of our subsidiaries.
Description of the 2013 Merger
On August 29, 2013, Intra-Cellular Therapies, Inc. (“ITI”) completed a reverse merger, referred to throughout this Amendment as the “2013 Merger,” with a public shell company named Oneida Resources Corp. (“Oneida”). As a result of the 2013 Merger and related transactions, ITI survived as a wholly-owned subsidiary of Oneida, Oneida changed its name to Intra-Cellular Therapies, Inc. and we began operating ITI and its business, and therefore ceased being a shell company.

Director Diversity

Board Diversity Matrix (As of March 10, 2025)
Total Number of Directors	5
	Female	Male	Non-Binary	Did Not Disclose Gender
Gender:
Directors	1	4	0	0
Number of Directors Who Identify in Any of the Categories Below:
African American or Black	0	0	0	0
Alaskan Native or Native American	0	0	0	0
Asian (other than South Asian)	0	0	0	0
South Asian	0	0	0	0
Hispanic or Latinx	0	1	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	1	3	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+	0
Persons with Disabilities	0
Committees of the Board of Directors and Meetings
Meeting Attendance. During the fiscal year ended December 31, 2024, there were three meetings of our board of directors, four meetings of the audit committee, two meetings of the compensation committee and one meeting of the nominating and governance committee. No director attended fewer than 75% of the total number of meetings of the board of directors and of committees of the board on which he or she served during fiscal 2024. The board of directors has adopted a policy under which each member of our board of directors is strongly encouraged but not required to attend each annual meeting of our stockholders. All of our directors attended the annual meeting of our stockholders held in 2024.
Our board of directors has established an audit committee, a compensation committee and a nominating and governance committee. Each committee operates under a charter approved by our board of directors. Copies of each committee’s charter are posted on the Investors section of our website, which is located at www.intracellulartherapies.com, under the caption “Corporate Governance.” The composition and function of each of these committees are described below.
Audit Committee. This committee currently has three members, Mr. Van Nostrand (Chairman), Mr. Riggs and Mr. Salas. Our audit committee’s role and responsibilities are set forth in the audit committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm. In addition, the audit committee reviews the annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. All members of the audit committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and by The Nasdaq Stock Market, as such standards apply specifically to members of audit committees. The board of directors has determined that Mr. Van Nostrand, Mr. Riggs and Mr. Salas are “audit committee financial experts,” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K.
Compensation Committee. This committee currently has three members, Mr. Marcus (Chairman), Mr. Riggs and Mr. Van Nostrand. Our compensation committee’s role and responsibilities are set forth in the compensation committee’s written charter and include reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the board of directors are carried out and that such policies, practices and procedures contribute to our success. Our compensation committee also administers our Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”). The compensation committee is responsible for the determination of the compensation of our chief executive officer. All members of the compensation committee qualify as independent under the definition promulgated by The Nasdaq Stock Market.

Our compensation committee makes all compensation decisions regarding our executive officers and directors, after which it makes a recommendation to our full board of directors. Our board of directors then approves the compensation for our executive officers and directors.
Nominating and Governance Committee. Our nominating and governance committee currently has two members, Mr. Salas (Chairman) and Mr. Marcus. The nominating and governance committee’s role and responsibilities are set forth in the nominating and governance committee’s written charter and include evaluating and making recommendations to the full board of directors as to the size and composition of the board of directors and its committees, evaluating and making recommendations as to potential candidates, and evaluating current board members’ performance. The members of the nominating and governance committee qualify as independent under the definition promulgated by The Nasdaq Stock Market.
In addition, under our current corporate governance policies, the nominating and governance committee may consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third-party search firms or other appropriate sources. Once identified, the nominating and governance committee will evaluate a candidate’s qualifications in accordance with our nominating and governance committee policy regarding qualifications of directors appended to our nominating and governance committee’s written charter. For all potential candidates, the nominating and governance committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the biotechnology industry, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the board of directors, and concern for the long-term interests of the stockholders. Our nominating and governance committee has not adopted a formal diversity policy in connection with the consideration of director nominations or the selection of nominees. However, the nominating and governance committee considers issues of diversity among its members in identifying and considering nominees for director, and will strive where appropriate to achieve a diverse balance of backgrounds, perspectives, experience, age, gender, ethnicity and country of citizenship on the board of directors and its committees.
If a stockholder wishes to propose a candidate for consideration as a nominee for election to our board of directors, it must follow the procedures described in our restated bylaws and follow the requirements set forth in Rule 14a-19 as promulgated under the Exchange Act. In general, persons recommended by stockholders will be considered in accordance with our Policy on Stockholder Recommendation of Candidates for Election as Directors appended to our nominating and governance committee’s written charter. Any such recommendation should be made in writing to our nominating and governance committee, care of our Corporate Secretary at our principal office, and should be accompanied by the following information concerning each recommending stockholder and the beneficial owner, if any, on whose behalf the nomination is made:
•the name and address of such stockholder and such beneficial owner;
•certain share ownership and similar information about such stockholder and such beneficial owner;
•all information relating to such person that would be required to be disclosed in a proxy statement;
•a description of certain arrangements and understandings between the proposing stockholder and beneficial owner and any other person in connection with such stockholder nomination; and
•a statement whether or not either such stockholder or beneficial owner intends to deliver a proxy statement and form of proxy to holders of voting shares sufficient to carry the proposal.
The recommendation must also be accompanied by the following information concerning the proposed nominee:
•certain biographical information concerning the proposed nominee;
•all information concerning the proposed nominee required to be disclosed in solicitations of proxies for election of directors;
•certain information about any other security holder of the Company who supports the proposed nominee;
•a description of all relationships between the proposed nominee and the recommending stockholder or any beneficial owner, including any agreements or understandings regarding the nomination; and
•additional disclosures relating to stockholder nominees for directors, including completed questionnaires and disclosures required by our restated bylaws.

Compensation Committee Interlocks and Insider Participation
Our compensation committee has three members, Mr. Marcus (Chairman), Mr. Riggs and Mr. Van Nostrand. In 2024, none of our executive officers served on the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of our board of directors or compensation committee. There are no family relationships between or among the members of our board of directors or executive officers. Mr. Marcus is the founder, Executive Chairman and a director of Alexandria Real Estate Equities, Inc., which is the parent company to the landlord under the lease of our facility in New York, New York. See Item 13. Certain Relationships and Related Transactions, and Director Independence of this Amendment below.
Board Leadership Structure and Role in Risk Oversight
Our board of directors does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the board of directors, as our board of directors believes it is in the best interest of the Company to make that determination based on the position and direction of the Company and the membership of the board of directors. Our board of directors has determined that having an employee director serve as Chairman is in the best interest of our stockholders at this time because of the efficiencies achieved in having the role of Chief Executive Officer and Chairman combined, and because the detailed knowledge of our day-to-day operations and business that the Chief Executive Officer possesses greatly enhances the decision-making processes of our board of directors as a whole. We have a strong governance structure in place, including independent directors, to ensure the powers and duties of the dual role are handled responsibly. Mr. Van Nostrand serves as our lead independent director.
The Chairman of the board of directors, our lead independent director and the other members of the board of directors work in concert to provide oversight of our management and affairs. Our board of directors encourages communication among its members and between management and the board of directors to facilitate productive working relationships. Working with the other members of the board of directors, Dr. Mates also strives to ensure that there is an appropriate balance and focus among key board responsibilities such as strategic development, review of operations and risk oversight.
Stockholder Communications to the Board
Generally, stockholders who have questions or concerns should contact our Investor Relations department at 646-440-9333. However, any stockholder who wishes to address questions regarding our business directly with the board of directors, or any individual director, should direct his or her questions in writing to the Chairman of the board of directors at Intra-Cellular Therapies, Inc., Attention: Chairman of the Board, 135 Route 202/206, Suite 6, Bedminster, NJ 07921. Communications will be distributed to the board, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communications. Items that are unrelated to the duties and responsibilities of the board of directors may be excluded, such as junk mail and mass mailings, resumes and other forms of job inquiries, surveys and solicitations or advertisements.
In addition, any material that is unduly hostile, threatening, or illegal in nature may be excluded, provided that any communication that is filtered out will be made available to any outside director upon request.
Director Stock Ownership Guidelines
In 2021, our board of directors adopted formal guidelines for ownership of shares of our common stock by our directors. These guidelines require our directors to achieve and maintain ownership of shares valued at three times their annual cash retainer within five years of adoption of the policy or election to our board of directors. The following forms of equity count toward the ownership guideline: shares owned outright; RSUs; and vested but unexercised “in-the-money” stock options.
Code of Ethics and Business Conduct
We have adopted a code of ethics and business conduct that applies to all of our employees, including our chief executive officer and chief financial and accounting officers. The text of the code of conduct and ethics is posted on our website at https://ir.intracellulartherapies.com/corporate-governance. Disclosure regarding any amendments to, or waivers from, provisions of the code of ethics and business conduct that apply to our directors, principal executive officer or principal financial officer will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of The Nasdaq Stock Market.

Insider Trading Policy
We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all personnel of the Company and its subsidiary, including directors, officers and employees and other covered persons, as well as the Company itself. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of our insider trading policy was filed as Exhibit 19 to the Original 10-K.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Our records reflect that all reports that were required to be filed with the SEC pursuant to Section 16 (a) of the Exchange Act with respect to fiscal 2024 were filed on a timely basis, except that one report was filed late with respect to two transactions by Rory B. Riggs.
Executive Officers
The following table sets forth certain information, as of March 10, 2025, regarding our executive officers who are not also directors. We have employment agreements with all of our executive officers, and all of our executive officers are at-will employees.

Name	Age	Position(s) with the Company
Michael I. Halstead	51	President
Sanjeev Narula	64	Executive Vice President, Chief Financial Officer and Treasurer
Suresh Durgam, M.D.	56	Executive Vice President, Chief Medical Officer
Mark Neumann	61	Executive Vice President, Chief Commercial Officer
Michael I. Halstead has served as President of the Company since March 2024, General Counsel of the Company from July 2014 to April 2024, and Secretary of the Company from September 2014 to April 2024. He also served as Executive Vice President of the Company from January 2019 to March 2024 and Senior Vice President of the Company from July 2014 to December 2018. From July 2005 until December 2013, Mr. Halstead served in a number of leadership positions at Warner Chilcott plc. Most recently he was Senior Vice President, Corporate Development at Warner Chilcott where he directed the company's corporate development, legal and human resources functions. Prior to that, Mr. Halstead was an attorney at the firm of Davis Polk & Wardwell. Mr. Halstead received his bachelor's degree from Boston University and his Juris Doctor degree from Villanova University School of Law.
Sanjeev Narula has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since August 2024 and has over three decades of experience as a senior financial professional, approximately 20 years of which have been in the biopharmaceutical industry. Mr. Narula previously served as Chief Financial Officer of Viatris Inc. (Nasdaq: VTRS), from November 2020, when Mylan N.V. combined with Pfizer Inc.’s Upjohn business to form Viatris Inc., until March 2024. His responsibilities included oversight of the global finance and real estate department, which included corporate controllership, investor relations, financial planning and analysis, internal audit, shared services, real estate, tax, and treasury among others. Prior to that, Mr. Narula served as Chief Financial Officer of Pfizer’s Upjohn division beginning in January 2019, with responsibility for oversight of finance, procurement and business technology for all functions of the business. From January 2014 to January 2019, Mr. Narula served as CFO and Vice President, Finance for Pfizer’s Essential Health Business, with responsibility for business development, financial planning and analysis, and other finance activities. Prior to that Mr. Narula served as CFO and Vice President of Pfizer’s Primary Care Business Unit and prior to that held several leadership positions of increasing responsibilities during his 16 years at Pfizer. Prior to joining Pfizer, Mr. Narula held financial and operational leadership roles at American Express and Xerox India. Mr. Narula received his Bachelor of Commerce (Honors) Degree from Delhi University and his Chartered Accountant degree from The Institute of Chartered Accountants of India.
Suresh Durgam, M.D. has served as Executive Vice President, Chief Medical Officer of the Company since February 2022 and Senior Vice President, Chief Medical Officer of the Company from October 2020 to January 2022. Before that, Dr. Durgam served as Senior Vice President, Late Stage Clinical Development and Medical Affairs since joining the Company in August 2018. Before joining the Company, Dr. Durgam served in leadership positions at Allergan plc, most recently as Associate Vice President, Global Clinical Development. Dr. Durgam served in positions of increasing responsibility in the Clinical Development group at Forest Laboratories from 2010 until the company was acquired by Allergan in 2015. Dr. Durgam served in clinical development roles at Solvay Pharmaceuticals from 2008 to 2010 and at Forest Laboratories from 2005 to 2008. Dr. Durgam received his medical degree from Siddhartha Medical College, Vijayawada, India.
Mark Neumann has served as Executive Vice President, Chief Commercial Officer of the Company since October 2018. From June 2014 to October 2018, Mr. Neumann served in leadership positions at Amgen, most recently serving as Vice President, Global Marketing. Before Amgen, from February 2014 to June 2014, Mr. Neumann served in a leadership position at AstraZeneca. Before joining AstraZeneca, from June 1988 to February 2014, he served at Bristol Myers Squibb Company in positions of increasing responsibility, including commercial leadership roles. Mr. Neumann is a licensed CPA (inactive) and received his bachelor’s degree from Lafayette College.

Item 11.    EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This section discusses the principles underlying our policies and decisions with respect to the compensation of our executive officers who are named in the Summary Compensation Table below, or our “named executive officers,” and all material factors relevant to an analysis of these policies and decisions. Our named executive officers are:
•Sharon Mates, Ph.D., our Chairman and Chief Executive Officer
•Michael I. Halstead, our President
•Sanjeev Narula, our Executive Vice President, Chief Financial Officer and Treasurer(1)
•Suresh Durgam, M.D., our Executive Vice President, Chief Medical Officer
•Mark Neumann, our Executive Vice President, Chief Commercial Officer
•Lawrence J. Hineline, our former Senior Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary(2)
(1)Effective August 12, 2024, Mr. Narula was appointed to serve as our Executive Vice President, Chief Financial Officer and Treasurer.
(2)Effective August 12, 2024, Mr. Hineline retired from his positions as our Senior Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary. Pursuant to a consulting agreement we entered into with Mr. Hineline that became effective on August 12, 2024, Mr. Hineline continues to provide services to the Company as a consultant.
Executive Summary and Corporate Background
Business Overview
We are a biopharmaceutical company focused on the discovery, clinical development and commercialization of innovative, small molecule drugs that address underserved medical needs primarily in psychiatric and neurological disorders. In December 2019, CAPLYTA® (lumateperone) was approved by the U.S. Food and Drug Administration, (the “FDA”) for the treatment of schizophrenia in adults (42mg/day) and we initiated the commercial launch of CAPLYTA in March 2020. In December 2021, CAPLYTA was approved by the FDA for the treatment of bipolar depression in adults (42mg/day). We initiated the commercial launch of CAPLYTA for the treatment of bipolar depression in December 2021. Additionally, in April 2022, the FDA approved two additional dosage strengths of CAPLYTA, 10.5 mg and 21 mg capsules, to provide dosage recommendations for patients concomitantly taking strong or moderate CYP3A4 inhibitors, and 21 mg capsules for patients with moderate or severe hepatic impairment (Child-Pugh class B or C). We initiated the commercial launch of these special population doses in August 2022.
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
As discussed above, on January 10, 2025, we entered into the Merger Agreement with Parent and Merger Sub, pursuant to which, subject to the terms and conditions thereof, Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent. At the Effective Time of the Merger, each Company Share issued and outstanding immediately prior to the Effective Time (other than certain Company Shares to be canceled pursuant to the Merger Agreement and Company Shares with respect to which appraisal rights have been properly and validly exercised) will automatically be converted into the right to receive an amount equal to $132.00 per share in cash, without interest thereon and less any applicable tax withholdings. In addition, at the Effective Time of the Merger, then-outstanding restricted stock units (“RSUs”), performance-based RSUs (“PRSUs”) and stock options will be canceled and converted into the right to receive an amount in cash calculated based on $132.00 per share, with the exception that for equity awards granted on or after January 10, 2025, any unvested portion of such awards as of the closing of the Merger will be converted into time-vesting deferred cash awards that will vest and be paid on their original vesting schedule. In connection with the Merger, the Company may establish a cash retention and transaction bonus program, under which the Company’s executive officers may receive awards in the aggregate amount of up to $2.5 million.
The closing of the Merger remains subject to the satisfaction or waiver of customary closing conditions, including, without limitation, the adoption of the Merger Agreement and approval of the Merger by the affirmative vote of the holders of a majority of the outstanding Company Shares. As previously disclosed, we have scheduled the special meeting of stockholders for March 27, 2025 to vote on the adoption of the Merger Agreement and approval of the Merger. Additional information with respect to the Merger Agreement, the Merger and the special meeting of the stockholders may be found in the definitive proxy statement filed by the Company with the SEC on February 18, 2025.
2024 Clinical Development and Business Achievements
2024 marked an extraordinary year for our Company, as we successfully continued the commercialization of CAPLYTA for the treatment of bipolar depression in adults and for the treatment of schizophrenia in adults, resulting in robust and historical growth of CAPLYTA in 2024, and made considerable progress in expanding our commercial team and advancing our late- and early-stage clinical programs.
Our key accomplishments in 2024 included the following:
•We achieved $680.5 million in net product sales of CAPLYTA, representing an increase of 47% compared to 2023.
•Total prescriptions for CAPLYTA grew 41% year-over-year.

•In December 2024, we announced that we submitted a supplemental new drug application (“sNDA”) to the FDA for potential regulatory approval of lumateperone for major depressive disorder (“MDD”) in adults, as adjunctive therapy to antidepressants. In the first quarter of 2025, the FDA accepted the sNDA for review. Two positive Phase 3 global placebo-controlled studies, Study 501 and Study 502, as well as the long term open-label safety Study 503, form the basis of the sNDA.
•During 2024, we expanded our sales force by approximately 150 representatives who will focus on commercial sales of CAPLYTA to primary care physicians. We are further expanding our sales force in 2025 to support the potential sNDA approval of CAPLYTA for the treatment of MDD as adjunctive therapy to antidepressants.
•In 2024, we initiated 10 late-stage clinical trials including six Phase 3 lumateperone clinical trials and four ITI-1284 clinical trials.

What We Do	What We Don’t Do
✓ Design executive compensation to align pay with performance
✓ Emphasize at-risk compensation
✓ Reevaluate our compensation program annually and make adjustments where appropriate based on stockholder feedback and market developments
✓ Discourage inappropriate risk-taking
✓ Hire an independent compensation consultant who reports directly to the compensation committee
✓ Have 100% independent directors on the compensation committee

X No excessive change in control or severance payments
X No repricing of underwater stock options without stockholder approval
X No guaranteed bonuses or base salary increases
X No hedging or pledging Company stock

2024 Pay-for-Performance Overview
As a biopharmaceutical company with one commercial product and multiple product candidates in clinical development, our performance achievements are primarily related to specific strategic goals, including advancing our commercialization activities, development programs, research function, clinical activities, and certain corporate and financial goals, which we believe will create long-term value for stockholders.
A significant portion of target compensation for our Chief Executive Officer and other named executive officers is structured in the form of “at-risk” compensation, consisting of annual performance bonus and equity incentive awards, with the performance bonus payouts dependent upon our Company’s performance. This aligns our executives’ interests with those of our stockholders for near-term and long-term performance.
Compensation Principles and Objectives
Our overall compensation program is structured to attract, motivate and retain highly qualified executive officers by paying them competitively, consistent with our success and their contribution to that success. Our ability to excel depends on the skill, creativity, integrity and teamwork of our employees. Given the long product development cycles in our business, we believe that compensation should be structured to ensure that a portion of compensation opportunity will be related to factors that directly and indirectly influence long-term stockholder value. Our compensation philosophy has been driven by a number of factors that are closely linked with our broader strategic objectives.
Our compensation committee believes that compensation paid to our named executive officers should be aligned with our performance on both a short-term and long-term basis, linked to results intended to create value for stockholders, and that such compensation should assist us in attracting and retaining key executives critical to our long-term success.

The compensation committee is guided by the following objectives and principles when establishing compensation for executive officers:
•align executive compensation with our business objectives and corporate performance;
•attract and retain executive officers who contribute to our Company’s long-term success;
•reward and motivate executive officers who contribute to our operating and financial performance; and
•link executive officer compensation and stockholder interests through the grant of long-term equity incentives.
Determining and Setting Executive Compensation
Role of Our Compensation Committee and Executive Officers
Our compensation committee is responsible for overseeing the total compensation of our executive officers. In this capacity, our compensation committee designs, implements, reviews and recommends to our board of directors the approval of all compensation for our Chief Executive Officer and our other named executive officers.
To aid the compensation committee in making its determination, our Chief Executive Officer provides recommendations annually to the compensation committee regarding the compensation of all other executive officers (other than herself) based on the overall corporate achievements during the period being assessed and her knowledge of the individual contributions to our success by each of the named executive officers. The overall performance of our named executive officers as a team is reviewed annually by the compensation committee.
Role of the Independent Compensation Consultant
To assist with the analysis of executive compensation for fiscal year 2024, the compensation committee engaged Aon Consulting, Inc. (“Aon”) as its independent compensation consultant. Aon reports directly to the compensation committee, and the compensation committee has the sole authority to hire, fire and direct the work of Aon. For fiscal year 2024, Aon advised the compensation committee on a variety of compensation-related issues, including:
•identifying an updated market framework (including a peer group of companies) for formal compensation benchmarking purposes;
•gathering data on our executive officer cash and equity compensation relative to competitive market practices;
•gathering data on peer group short- and long-term incentive practices;
•gathering data on peer group equity use and dilution; and
•developing a market-based framework for potential changes to our compensation program for the compensation committee’s review and input.
After review and consultation with Aon, our compensation committee determined that Aon is independent, and that there is no conflict of interest resulting from retaining Aon currently or during fiscal year 2024. In reaching these conclusions, our compensation committee considered the factors set forth in the SEC rules and the Nasdaq listing standards.
Defining and Comparing Compensation to Market Benchmarks
Because we aim to attract and retain the most highly qualified executive officers in an extremely competitive market, our compensation committee believes that it is important when making its compensation decisions to be informed as to the current practices of comparable public companies with which we compete for top talent. To this end, the compensation committee reviews market data for each named executive officer’s position, compiled by Aon as described below, including information relating to the mix and levels of compensation for executive officers in the life sciences industry, with a focus on target total compensation in line with the compensation committee’s holistic approach to executive compensation.

Each year, our compensation committee, using information provided by its independent compensation consultant, establishes a peer group of publicly traded, national and regional companies in the biopharmaceutical industries that is generally selected based on a balance of the following criteria:
•companies whose number of employees, stage of development and relative complexity of clinical trials are similar to ours;
•biopharmaceutical companies that generate revenue or had a recent commercial product launch;
•companies with market values of approximately .25 times to four times our market capitalization at the time;
•companies against which we believe we compete for executive talent; and
•public companies based in the United States whose compensation and financial data are available in proxy statements or through widely available compensation surveys.
Determination of 2024 Peer Group
In February 2024, our compensation committee conducted its annual review of our peer group with the assistance of Aon. Guided by the selection criteria described above, Aon evaluated the existing peer group and recommended removing two companies that no longer met the selection criteria (FibroGen, Inc. and Sage Therapeutics, Inc.) and adding one company that met the selection criteria (Alkermes plc). Consistent with those recommendations, our compensation committee determined that our group for 2024 would include the following companies: ACADIA Pharmaceuticals Inc. (ACAD), Alkermes plc (ALKS), Amicus Therapeutics, Inc. (FOLD), Apellis Pharmaceuticals, Inc. (APLS), BioCryst Pharmaceuticals, Inc. (BCRX), Blueprint Medicines Corporation (BPMC), Exelixis, Inc. (EXEL), Halozyme Therapeutics, Inc. (HALO), Insmed Incorporated (INSM), Ionis Pharmaceuticals, Inc. (IONS), Neurocrine Biosciences, Inc. (NBIX), Pacira BioSciences, Inc. (PCRX), PTC Therapeutics, Inc. (PTCT), Sarepta Therapeutics, Inc. (SRPT), Supernus Pharmaceuticals, Inc. (SUPN) and Ultragenyx Pharmaceutical Inc. (RARE).
Use of Market Data
Our compensation committee reviews target total compensation, comprising both target total cash compensation and equity compensation, against the market data described above primarily to ensure that our executive compensation program, as a whole, is positioned competitively to attract and retain the highest caliber of executive officers and that the total compensation opportunity for the executive officer group is aligned with our corporate objectives and strategic needs. Our compensation committee does not have a specific target compensation level for the named executive officers and does not otherwise use a formulaic approach to setting pay at a particular positioning within the market data; rather, the compensation committee reviews a range of market data reference points (generally at the 25th, 50th and 75th percentiles of the market data) as one factor before making compensation determinations.
Our compensation committee believes that over-reliance on benchmarking can result in compensation that is unrelated to the value delivered by our executive officers because compensation benchmarking does not take into account company to company variations among actual roles with similar titles or the specific performance of the executive officers. Additionally, notwithstanding the similarities of the peer companies to our Company, due to the nature of our business, we compete for executive talent with many public companies that are larger and more established than we are or that possess greater resources than we do, and with smaller private companies that may be able to offer greater equity compensation potential, as well as with prestigious academic and non-profit institutions.
Key Factors Used in Determining Executive Compensation
Our compensation committee generally considers criteria, with input from our Chief Executive Officer, including market factors, the experience level of the executive and the executive’s performance against established corporate goals, the compensation committee members’ collective understanding of compensation practices in the biopharmaceutical industry and such members’ experiences as seasoned executives, consultants, board and compensation committee members, or investors in similar biotechnology and specialty pharmaceutical industry companies, in determining executive compensation.

The specific performance factors our compensation committee generally considered when determining the compensation of our named executive officers in 2024 included:
•revenues generated from the sale of CAPLYTA;
•initiation and progress of preclinical development and clinical trials for our product candidates;
•achievement of regulatory milestones; and
•development of organizational capabilities and managing our growth and expenses.
These performance factors were considered by our compensation committee in connection with our annual performance reviews described below and remain a critical component in the determination of annual cash bonus and equity incentive awards for our executives.
2024 Advisory Vote on Executive Compensation
At our 2024 annual meeting of stockholders, our stockholders approved, on an advisory basis, the compensation of the named executive officers, as disclosed in the proxy statement for that meeting, pursuant to the compensation disclosure rules of the SEC. The proposal was supported by approximately 91.5% of the total votes cast. Our compensation committee reviewed the advisory vote results and, based on the strong level of support, determined that no significant changes to our executive compensation program were necessary for 2024 as a result of the advisory vote results. Our compensation committee will continue to monitor and evaluate our executive compensation program going forward in light of our stockholders’ views and our transforming business needs. Our compensation committee expects to continue to consider the outcome of our say-on-pay votes and our stockholders’ views when making future compensation decisions for the named executive officers.
Elements of Executive Compensation
The primary components of our executive compensation program are base salary, annual cash bonus awards and stock-based awards. We believe that these components, along with our other benefits and our commitment to career development, foster a productive, team-oriented work environment that offers our employees the flexibility and opportunity to thrive in a collaborative atmosphere and to receive meaningful rewards and recognition for their contributions to our growth and success. We view these components of compensation as related but distinct. That is, we do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on individual performance, Company performance, competitive compensation information in light of our recruiting and retention goals, and our view of internal equity and consistency. We believe that, as is common in the biopharmaceutical industry, stock-based awards, salary, and cash bonuses are all necessary to attract and retain employees. To date, we have not adopted any formal policies or guidelines for allocating compensation between long-term and short-term compensation, or between cash and non-cash compensation.
Base Salaries
Base salaries of our named executive officers (other than our Chief Executive Officer) are recommended and reviewed periodically by our Chief Executive Officer, and the base salary for each named executive officer is recommended by our compensation committee and approved by our board of directors. Adjustments to base salaries are based on the scope of an executive’s responsibilities, individual contribution, experience and sustained performance. Decisions regarding salary increases may take into account the named executive officer’s current salary, equity ownership and the amounts paid to individuals in comparable positions at our peer companies. No formulaic or guaranteed base salary increases are provided to our named executive officers. This strategy is consistent with our intent of offering compensation that is cost-effective, competitive and contingent on the achievement of performance objectives.
In February 2024, at the recommendation of the compensation committee, our board of directors approved the 2024 base salary levels set forth in the table below for each of Dr. Mates, Mr. Halstead, Dr. Durgam, Mr. Neumann and Mr. Hineline. Their respective base salary increases were based on a cost-of-living adjustment and informed by competitive market data, and Mr. Halstead’s base salary increase was also approved in recognition of his promotion to President. Our board of directors approved an initial annual base salary rate of $615,000 for Mr. Narula in connection with his hiring in August 2024.

Name	2023 Annual Base Salary ($)	2024 Annual Base Salary ($)	Percent Increase
Sharon Mates, Ph.D.	891,653	936,236	5%
Michael I. Halstead	578,673	636,540	10%
Sanjeev Narula	—	615,000	—
Suresh Durgam, M.D.	569,784	598,273	5%
Mark Neumann	586,471	615,795	5%
Lawrence J. Hineline	523,744	549,931	5%
Annual Cash Bonus Program and 2024 Target Amounts
Cash Bonuses Are Intended to Provide Incentives to Drive Company-Wide Performance. Each of our named executive officers is eligible to receive an annual cash bonus under our annual cash bonus program, but no such bonus is guaranteed. The determination of the amount of annual cash bonuses paid to our named executive officers generally reflects a number of considerations by the compensation committee acting in its judgment, including, among other things, the performance of the Company and its evaluation of the individual contribution and performance of each named executive officer. In exercising its judgment, the compensation committee performs a holistic review, taking into account competitive market dynamics as well as the macro-economic environment. In addition to granting awards under our annual cash bonus program, the compensation committee has discretion to grant cash bonuses outside of that program if it determines that it is in the best interests of the Company and our stockholders to do so. No special cash bonuses were granted to named executive officers in 2024, except that Mr. Narula received a sign-on cash bonus in connection with the commencement of his employment with us in August 2024, which is described below under “Sanjeev Narula New-Hire Compensation.”
Holistic Approach to Compensation Supports Strategic Objectives. Our compensation committee generally believes that a formulaic or purely quantitative approach to executive compensation is not the best way to foster long-term success for us as a biopharmaceutical company. Our compensation committee believes that our performance is measured generally by our ability to commercialize our approved product, to advance product candidates into and through the clinic toward the market, to secure capital to fund our programs and to operate our business efficiently, and our overall success requires interdisciplinary contribution across our executive management team. Our compensation committee utilizes specific strategic goals, including advancing our development programs, research function, clinical activities, commercialization activities and certain corporate and financial goals, to determine compensation only when it determines that such metrics neither encourage excessive risk-taking nor discourage innovative development activities and when such metrics fall primarily within the control of our executive management. Otherwise, the compensation committee takes a holistic approach, using its judgment and advice from its independent compensation consultant, focusing primarily on our overall Company performance, each named executive officer’s performance and qualitative factors, such as competitive market dynamics, the business environment in which the results were achieved and any unplanned positive or negative events.

Annual Cash Bonus Targets for 2024. The target levels for annual cash bonuses for our executive officers are set by the compensation committee as a percentage of each executive officer’s base salary. The percentages that were approved by our compensation committee were derived from peer group data that the compensation committee then interpreted to match the level of qualification and experience of the executive at the Company as well as based on internal comparisons. For 2024, the compensation committee determined to (a) increase the target bonus levels for Dr. Mates (from 80% to 100%) and Mr. Halstead (from 50% to 55%) in order to increase the competitiveness of their cash compensation, (b) maintain the target bonus level for Mr. Neumann at his 2023 level of 50%, and (c) approve a target bonus level of 50% for Mr. Narula in connection with his hiring in August 2024. Accordingly, the 2024 bonus target levels for our named executive officers were as follows:

Name	2024 Bonus Target (Percentage of 2024 Annual Base Salary)
Sharon Mates, Ph.D.	100%
Michael I. Halstead	55%
Sanjeev Narula	50%
Suresh Durgam, M.D.	50%
Mark Neumann	50%
Lawrence J. Hineline (1)	50%
(1)Mr. Hineline retired in August 2024 and was not eligible to receive a bonus for 2024.
2024 Bonus Decisions
In determining the amount of 2024 cash bonus payments, our compensation committee considered the Company’s very strong financial performance in 2024, driven by the robust growth in sales of CAPLYTA, the expansion of key commercial and clinical functions, and the significant progress made in advancing our late- and early-stage clinical programs. The table below reflects the corporate goals approved by the compensation committee, as well as the relevant corporate achievements that occurred in 2024.

Corporate Goals	2024 Performance
2024 Revenue Goal

• Achieve pre-established net revenue target between $550 million and $670 million	•Achieved 120% of revenue goal by generating approximately $681 million in net revenue in 2024

Corporate Goals

• Appropriately expand commercial, research and development ("R&D"), and corporate functions to continue to effectively support the Company’s growth
•  Manage operating expenses to not exceed the Company’s 2024 guidance ranges

•Strategically expanded commercial, R&D, and corporate functions to support the Company’s growth trajectory; successfully hired over 150 new sales representatives to leverage the growing opportunity with primary care physicians in CAPLYTA’s current indications, with such expansion aligning with the need to enhance our market reach; and scaled our workforce and infrastructure, ensuring that these expansions were sustainable and directly contributed to our growth objectives
• Operating expenses in 2024 were generally in line with the Company’s 2024 guidance ranges

Commercial Goals

• Effectively execute commercialization strategy for CAPLYTA for the treatment of schizophrenia and bipolar depression, including maximizing sales force performance and ensuring compliance with applicable federal and state requirements
• Effectively complete pre-commercialization preparation activities to support a successful 2025 launch of CAPLYTA in MDD

•Successfully delivered consistent and robust prescription growth of CAPLYTA throughout 2024, with total prescriptions growing by 41% year-over-year; completed an expansion of our sales force; and ensured commercial execution was consistent with all applicable compliance-related requirements
• Developed and implemented full marketing and sales force optimization plans to support a successful 2025 launch of CAPLYTA in MDD

Pipeline Development Goals

•Complete Studies 501 and 502, two global Phase 3 clinical trials evaluating lumateperone 42mg as an adjunctive treatment to antidepressants for the treatment of MDD, and complete Study 503, an open label roll-over study assessing long-term safety in patients with MDD
• Progress ITI-1284 clinical development
•Advance preclinical development programs, including ITI-1549
•Advance bipolar mania and lumateperone pediatric studies in expanded indications

•Completed and announced positive topline results for Studies 501 and 502, which supported our lumateperone sNDA that was accepted for review by the FDA in the first quarter of 2025; and completed clinical conduct of Study 503, which also supported our lumateperone sNDA
•Significantly progressed the clinical development of ITI-1284, including by initiating four Phase 2 ITI-1284 clinical trials
•Advanced preclinical development programs, including ITI-1549, which is our lead compound in our ITI-1500 program and is currently being evaluated in Investigational New Drug ("IND") enabling studies
•Initiated two Phase 3 studies evaluating lumateperone in adults in the acute treatment of manic or mixed episodes associated with bipolar I disorder (bipolar mania); and initiated pediatric studies including a double-blind, placebo-controlled study in bipolar depression and two double-blind, placebo-controlled studies in irritability associated with autism spectrum disorder, as well as an open-label safety study in schizophrenia and bipolar disorder.

To determine each named executive officer’s 2024 cash bonus payment, our compensation committee considered each individual’s contributions toward the accomplishments noted above, as follows:
•Dr. Mates: our compensation committee considered Dr. Mates’ critical role in overseeing the Company’s R&D, commercial and corporate strategies in 2024. Her oversight substantially contributed to the continued successful commercialization of CAPLYTA for the treatment of bipolar depression and schizophrenia and significant revenue growth in 2024. Our compensation committee also considered Dr. Mates’ significant involvement in determining our product development strategies and her critical role in advancing our development programs, including the successful advancement of our MDD program and the positive results in Studies 501 and 502, our global Phase 3 pivotal clinical trials evaluating lumateperone 42 mg as an adjunctive therapy to antidepressants for the treatment of MDD, and the submission of our sNDA to the FDA for potential regulatory approval of lumateperone for MDD in adults, as adjunctive therapy to antidepressants.

•Mr. Halstead: our compensation committee considered Mr. Halstead’s role in successfully supporting our corporate, compliance and regulatory initiatives. In addition, our compensation committee considered the extensive support Mr. Halstead provided for all of the Company’s functions as the Company continued to expand in 2024, in particular the commercial organization in connection with the continued successful commercialization of CAPLYTA.
•Mr. Narula: our compensation committee considered Mr. Narula’s role in leading the finance organization in support of the Company’s growth in 2024, supporting the commercial organization in connection with the continued successful commercialization of CAPLYTA, ensuring the implementation and maintenance of effective internal controls, maintaining an accurate financial forecast for planning purposes, ensuring an appropriate structure for the finance group, implementing systems necessary to support the Company’s growth and working effectively with the audit committee.
•Dr. Durgam: our compensation committee considered Dr. Durgam’s role in leading the clinical and regulatory organizations in connection with the advancement of our development programs. The compensation committee considered Dr. Durgam’s leadership of Studies 501 and 502 evaluating lumateperone 42 mg as an adjunctive therapy to antidepressants for the treatment of MDD, and the submission of our sNDA to the FDA for potential regulatory approval of lumateperone for MDD in adults, as adjunctive therapy to antidepressants. In addition, our compensation committee considered Dr. Durgam’s extensive support of the clinical and regulatory efforts made in connection with progressing our earlier stage pipeline products. The compensation committee also considered Dr. Durgam’s leadership of the continued expansion of the clinical organization that has been necessary to support the significant increase in the number of clinical trials and related activities that the Company is conducting in support of its numerous development programs.
•Mr. Neumann: our compensation committee considered Mr. Neumann’s role in leading the commercial organization as it continued to successfully commercialize CAPLYTA and increase revenues in 2024 to $680.5 million in net product revenues of CAPLYTA, representing 47% year-over-year growth. Our compensation committee also considered Mr. Neumann’s leadership of the expansion of our sales force and our sales force’s efforts that resulted in CAPLYTA prescriptions increasing substantially with 41% year-over-year growth in total prescriptions. In addition, our compensation committee considered Mr. Neumann’s substantial support of the Company’s investor relations initiatives.
The board of directors, as recommended by the compensation committee, awarded the following cash bonuses to our named executive officers (other than Mr. Hineline, who was not eligible to receive a cash bonus for 2024 following his retirement in August 2024) for performance during 2024:

Name	2024 Annual Cash Bonus ($)	2024 Annual Cash Bonus As a Percentage of 2024 Annual Base Salary	2024 Annual Cash Bonus As a Percentage of 2024 Annual Target Bonus
Sharon Mates, Ph.D.	2,340,590	250%	250%
Michael I. Halstead	700,194	110%	200%
Sanjeev Narula(1)	237,575	100%	200%
Suresh Durgam, M.D.	598,273	100%	200%
Mark Neumann	615,795	100%	200%
(1)Mr. Narula joined us in August 2024 and was eligible to receive a pro-rated bonus based on the period of his employment with us during 2024. The percentages reported for Mr. Narula in the last two columns of this table are based on the base salary amount he received during 2024 and the pro-rated target bonus he was eligible to receive for 2024, respectively.

Equity Awards
The primary goal of our long-term, equity-based incentive awards is to align the interests of our named executive officers with the interests of our stockholders. Because vesting of equity grants is subject to continued service, our equity-based incentives also encourage the retention of our named executive officers during the award’s vesting period. In determining the size of the long-term equity incentives to be awarded to our named executive officers, we take into account a number of factors, such as the relative job scope, the value of existing stockholdings and long-term incentive awards, individual performance history, Company performance, retention considerations and the size of prior grants. We have not established a formula or program for determining the size of any equity award, and our compensation committee retains discretion to make such awards to employees at any time, including in connection with the promotion of an employee, to reward an employee, for retention purposes or in other circumstances recommended by management.
Equity grants are made in the year following the year of performance but are shown in the “Summary Compensation Table” for the year of grant in accordance with the rules for disclosing equity compensation. Based on the recommendations of Aon with respect to market and peer company practices, the achievement of 2023 corporate performance accomplishments (including (i) achieving $464.4 million in total revenues, representing 86% year-over-year growth, and $462.2 million in net product revenues of CAPLYTA, also representing 86% year-over-year growth, (ii) growing total prescriptions for CAPLYTA 85% year-over-year, (iii) improving market access for CAPLYTA across all three major channels, and (iv) reporting robust topline results from Study 403), an evaluation of each then-serving named executive officer’s performance, position, tenure, experience, expertise and leadership, and 2023 individual performance accomplishments, each then-serving named executive officer was granted equity awards for the number of shares set forth below in the “2024 Grants of Plan-Based Awards” table.
The compensation committee made the decision to award our named executive officers’ 2024 equity grants in the form of RSUs and PRSUs, as it believes this mix continues to strike the right balance between the retentive nature of RSUs and the variable, performance-based nature of PRSUs, and it also reduces the dilutive effect of the annual equity grants. The compensation committee annually considers the appropriate mix of equity awards and incorporates performance-based equity awards when it determines that important milestones should form the basis of a performance-based equity grant and that such a grant would not promote excessive risk taking that could adversely impact the Company or its commercialization or research or development of pharmaceutical products. For 2024, the compensation committee maintained the same mix of time-based RSUs and PRSUs that it approved for 2023. Accordingly, in March 2024, each of our then-serving executive officers received 75% of their 2024 equity grant in the form of time-based RSUs and the remaining 25% in the form of PRSUs, as reflected in the table below.

Name	Grant Date Fair Value of 2024 Time- Based RSU Award ($)	Grant Date Fair Value of 2024 Performance- Based RSU Award (Target) ($)	Aggregate Grant Date Fair Value of 2024 Annual Grant ($)
Sharon Mates, Ph.D.	7,499,944	2,500,005	9,999,950
Michael I. Halstead	2,624,898	875,038	3,499,936
Suresh Durgam, M.D.	1,874,968	624,966	2,499,934
Mark Neumann	1,874,968	624,966	2,499,934
Lawrence J. Hineline	1,874,968	624,966	2,499,934
The 2024 PRSU awards are eligible to be earned based on the achievement of two performance milestones, each weighted 50%: (1) the total stockholder return (“TSR”) of Company stock relative to the TSR of companies in the Nasdaq Biotechnology Index over the three-year period ending on December 31, 2026; and (2) the achievement of three pre-established clinical milestones, one that must be achieved on or before December 31, 2024 and two that must be achieved on or before December 31, 2025. For the TSR metric, the number of PRSUs that may be earned by the executive officers in respect of the TSR metric will be determined on a straight-line interpolated basis between 50% and 150%. The design avoids encouraging imprudent risk-taking through artificial cliffs in the design of the PRSUs. We believe disclosing specific targets while the performance periods are ongoing could cause competitive harm. However, the grants provide that such targets will be determined in 2027 following the certification of results by the compensation committee.

Sanjeev Narula New-Hire Compensation
Mr. Narula commenced serving as our Executive Vice President, Chief Financial Officer and Treasurer in August 2024. In connection with the start of his employment, Mr. Narula received an initial equity grant with an aggregate fair value of $3.5 million, with 75% of the grant consisting of time-based RSUs and the remaining 25% consisting of stock options. The initial equity grant vests in equal installments on the first three anniversaries of the grant date, generally subject to Mr. Narula’s continued service with us through each vesting date. In addition, Mr. Narula received a sign-on bonus of $125,000 net of taxes, which Mr. Narula is required to repay to the Company on a pro-rated basis if he voluntarily resigns from the Company within 18 months of his start date. In determining the size and structure of Mr. Narula’s one-time new-hire awards, we considered his extensive strategic, financial and operational experience in large commercial-stage pharmaceutical companies, the fiercely competitive market for senior executive talent, and finally the importance of creating and ensuring alignment with our stockholders.
2022 PRSU Award Payout
In 2022, the compensation committee granted PRSU awards to our named executive officers that would vest based on the achievement of two performance milestones, each weighted 50%: (1) the Company’s TSR relative to the TSR of companies in the Nasdaq Biotechnology Index over the three-year period ending on December 31, 2024, based on the schedule set forth below; and (2) the achievement of the following pre-established clinical milestones: (i) on or before December 31, 2023, complete Study 403 evaluating lumateperone as a treatment for major depressive episodes with mixed features in bipolar disorder in patients with Bipolar I or Bipolar II; and (ii) on or before December 31, 2024, complete Studies 501 and 502 evaluating lumateperone as an adjunctive therapy to antidepressants for the treatment of MDD.

Company’s Relative TSR Percentile v. Nasdaq Biotechnology Companies	PRSUs Vesting as a Percentage of Target
Relative TSR > 71st percentile	150%
51st percentile < Relative TSR < 71st percentile	Linearly interpolated between 100% and 150%
Relative TSR = 51st percentile	100%
31st percentile < Relative TSR < 51st percentile	Linearly interpolated between 50% and 100%
Relative TSR = 31st percentile	50%
Relative TSR < 31st percentile	0%
Based on the Company’s TSR of approximately 97% for the three-year period ending on December 31, 2024, the Company ranked at the 90th percentile relative to our peers in the Nasdaq Biotechnology Index. Accordingly, each named executive officer earned 150% of the target number of PRSUs underlying the TSR-based portion of their respective 2022 PRSU awards. Additionally, the Company achieved each of the pre-established clinical milestones, resulting in each named executive officer earning 100% of the target number of PRSUs underlying the milestone-based portion of their respective 2022 PRSU awards. Accordingly, each of our named executive officers vested in a total of 125% of the target value of their respective 2022 PRSU awards.
Severance and Change in Control Arrangements
Each of the employment agreements of our current named executive officers provides that the named executive officer is eligible to receive severance payments and benefits upon an involuntary termination of employment or a termination for good reason within three months before or 12 months following a change in control of our Company (or with respect to Dr. Mates, also her resignation for any reason within one month following the change in control of the Company). We believe that this protection serves to encourage continued attention and dedication to duties without distraction arising from the possibility of a change in control, and provides the business with a smooth transition in the event of such a termination of employment in connection with a transaction. This severance and change in control arrangement is designed to retain our named executive officers in these key positions as we compete for talented executives in the marketplace where such protections are commonly offered.
For a detailed description of the severance provisions contained in our named executive officers’ employment agreements, see “Executive Officer and Director Compensation—Potential Payments upon Termination or Change-in-Control” below.

Section 280G of the Code
Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), disallows a tax deduction with respect to excess parachute payments to certain executives of companies that undergo a change in control. In addition, Section 4999 of the Code imposes a 20% excise tax on the individual with respect to the excess parachute payment. Parachute payments are compensation linked to or triggered by a change in control and may include, but are not limited to, bonus payments, severance payments, certain fringe benefits, and payments and acceleration of vesting from long-term incentive plans including stock options and other equity-based compensation. Excess parachute payments are parachute payments that exceed a threshold determined under Section 280G of the Code based on the executive’s prior compensation.
Under her employment agreement, entered into in 2008, Dr. Mates is entitled to a gross-up payment that will make her whole in the event that any parachute payment excise taxes are imposed on her. This arrangement has been in place since we were a private company. We provide this protection to Dr. Mates to help ensure that she will be properly incentivized in the event of a potential change in control of the Company to maximize stockholder value in a transaction without concern for potential consequences of the transaction to her. Based on the assumptions described below under “Executive Officer and Director Compensation—Potential Payments upon Termination or Change-in-Control,” upon a termination of employment or a change of control as of December 31, 2024, Dr. Mates would not be entitled to any tax gross-up payment. In 2015, the compensation committee determined that future employment agreements entered into with newly promoted or newly hired executive officers will not include any tax gross-up provisions or any provision providing that unvested equity will immediately vest upon a change in control. Consistent with this decision, Mr. Halstead, Mr. Narula, Dr. Durgam and Mr. Neumann’s employment agreements do not include any such provisions. Rather, their employment agreements include a Section 280G “best after tax” provision, meaning, if any payments due under their employment agreements would otherwise constitute parachute payments within the meaning of Section 280G of the Code and would be subject to the excise tax imposed under Section 4999 of the Code, the payments will be reduced by the amount required to avoid the excise tax if such a reduction would give the grantee a better after-tax result than if the grantee received the payments in full.
Other Elements of Compensation and Perquisites
Our named executive officers are also entitled to additional benefits and perquisites that are available to all of our full-time employees. All of our full-time employees, including our named executive officers, are eligible to participate in our 401(k) plan. For all of our full-time employees, in 2024, we made a matching contribution of up to 100% on the first 6% of contributions made by participants. We also pay the premiums of a term life insurance policy to benefit each of our full-time employees, including our named executive officers, in an amount that is one times the employee’s salary up to $750,000. In addition, all of our full-time employees, including our named executive officers, benefit from participation in our health and welfare plans.
Additional Compensation Information
Equity Grant Timing
Historically, annual equity grants to all employees, including management, are made in the first quarter of each year in an effort to link employees’ compensation more closely to the recently completed fiscal year. Annual equity grants to employees for 2024 performance were granted in February and March 2025.
Accounting and Tax Considerations
Under FASB Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”), the Company is required to estimate and record an expense for each award of equity compensation (including stock options and RSUs) over the vesting period of the award. We record share-based compensation expense on an ongoing basis according to ASC 718.
Under Section 162(m) of the Code (“Section 162(m)”), compensation paid to each of the Company’s “covered employees” that exceeds $1 million per taxable year is generally non-deductible unless the compensation qualifies for (i) certain grandfathered exceptions (including the “performance-based compensation” exception) for certain compensation paid pursuant to a written binding contract in effect on November 2, 2017 and not materially modified on or after such date or (ii) the reliance period exception for certain compensation paid by corporations that became publicly held on or before December 20, 2019.

Although the compensation committee will continue to consider tax implications as one factor in determining executive compensation, the compensation committee also looks at other factors in making its decisions and retains the flexibility to provide compensation for the Company’s named executive officers in a manner consistent with the goals of the Company’s executive compensation program and the best interests of the Company and its stockholders, which may include providing for compensation that is not deductible by the Company due to the deduction limit under Section 162(m). The compensation committee also retains the flexibility to modify compensation that was initially intended to be exempt from the deduction limit under Section 162(m) if it determines that such modifications are consistent with the Company’s business needs.
Insider Trading Policy and Hedging and Pledging Prohibitions
We maintain an Insider Trading Policy that prohibits our officers, directors, employees and consultants from, among other things, engaging in speculative transactions in our securities, including by way of the purchase or sale of “put” or “call” options or other derivative securities directly linked to our equity; short sales of our equity; the use of our equity as a pledge or as collateral in a margin account; and trading in straddles, equity swaps, or other hedging transactions directly linked to our equity, even if such persons do not possess material, nonpublic information.
Executive Officer Stock Ownership Guidelines
Because of the importance of linking the interests of management and stockholders, in 2021, our board of directors established stock ownership guidelines for our executive officers. These guidelines specify the number of shares that our executive officers must accumulate and hold within five years from the later of the effective date of implementation of the guidelines or the date the individual was hired or promoted to an executive officer position. Under the guidelines, ownership targets are set at a value greater than or equal to three times base salary in the case of our Chief Executive Officer, and greater than or equal to one times base salary in the case of our other executive officers. The following forms of equity count toward the ownership guideline: shares owned outright; restricted stock units; and vested but unexercised “in-the-money” stock options. The Company reviews compliance annually, valuing stock at the fair market value based on the average closing price for the 90 trading days preceding (and including) the measurement date. As of December 31, 2024, all of our executive officers are either in compliance with the stock ownership guidelines or are on track to comply with the stock ownership guidelines within the applicable time periods.
Clawback Policy
In November 2023, we adopted a clawback policy that complies with the listing standards adopted by Nasdaq that implement the SEC rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act relating to recoupment of incentive-based compensation. The clawback policy requires the Company to recover from covered executive officers the amount of erroneously awarded incentive-based compensation resulting from an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the securities laws, subject to limited exceptions.

COMPENSATION COMMITTEE REPORT
The compensation committee of our board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, which appears elsewhere in this Amendment, with our management. Based on this review and discussion, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment.

Members of the Intra-Cellular Therapies, Inc.
Compensation Committee
Joel S. Marcus (Chairman)
Rory B. Riggs
Robert L. Van Nostrand

RISKS RELATED TO COMPENSATION PRACTICES AND POLICIES
Consistent with SEC disclosure requirements, we have assessed our compensation policies, practices and awards, and have concluded that our compensation policies, practices and awards do not create risks that are reasonably likely to have a material adverse effect on the Company. Our management assessed our compensation and benefits programs to determine if the programs’ provisions and operations create undesired or unintentional risk of a material nature. We do not have any programs where the ability of a participant may directly affect variability or timing of payout. Rather, our compensation programs include a combination of fixed base salaries, cash bonuses, long-term incentive awards, and employee retirement plans that are generally uniform in design and operation throughout the Company and with all levels of employees. The compensation policies and practices are substantially the same.
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

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION
2024 Summary Compensation Table
The following table shows the total compensation paid or accrued to our named executive officers during the last three fiscal years ended December 31, 2024, 2023 and 2022. Our named executive officers consist of (1) our Chief Executive Officer, (2) our Chief Financial Officer, (3) our three next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2024, and (4) our former Chief Financial Officer who would otherwise be included in (2) above but for the fact that such individual was not serving as an executive officer of ours as of December 31, 2024.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Sharon Mates, Ph.D.	2024	936,236	2,340,590	9,999,950	—	28,734	13,305,510
Chairman and Chief Executive Officer(4)	2023	891,653	1,426,645	7,749,984	—	18,131	10,086,413
	2022	849,193	1,358,709	4,899,997	2,099,991	24,967	9,232,857

Michael I. Halstead	2024	636,540	700,194	3,499,936	—	22,293	4,858,963
President(5)	2023	578,673	434,005	2,499,998	—	13,557	3,526,233
	2022	551,117	413,338	1,750,007	749,964	19,196	3,483,622

Sanjeev Narula Executive Vice President, Chief Financial Officer and Treasurer(6)	2024	239,943	424,044	2,624,945	874,971	1,492	4,165,395

Suresh Durgam, M.D.	2024	598,273	598,273	2,499,934	—	14,773	3,711,253
Executive Vice President, Chief Medical Officer	2023	569,784	427,338	2,499,998	—	14,055	3,511,175
	2022	542,651	406,988	1,750,007	749,964	12,197	3,461,807

Mark Neumann	2024	615,795	615,795	2,499,934	—	25,144	3,756,668
Executive Vice President, Chief Commercial Officer	2023	586,471	439,853	2,499,998	—	16,706	3,543,028
	2022	558,544	418,908	1,750,007	749,964	20,906	3,498,329

Lawrence J. Hineline	2024	337,458	—	2,499,934	—	21,668	2,859,060
Former Senior Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary(7)	2023	523,744	314,246	2,499,998	—	23,122	3,361,110
	2022	498,804	299,282	1,329,979	569,966	22,447	2,720,478
(1)The amounts in this column reflect the aggregate grant date fair value of stock awards granted during 2024, 2023 and 2022, respectively, computed in accordance with ASC 718. The weighted average grant date fair values of stock awards granted during these years are included in Note 8 to our consolidated financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024. The grant date fair value of each time-based RSU award is measured based on the closing price of our common stock on the date of grant. The value of the PRSU awards granted in 2024 to each of Dr. Mates, Mr. Halstead, Dr. Durgam, Mr. Neumann and Mr. Hineline based upon the then-probable outcome of the performance conditions, as computed in accordance with ASC 718, was $2,500,005, $875,038, $624,966, $624,966 and $624,966 for each award, respectively. Assuming that the maximum level of performance will be achieved, and assuming the $71.49 closing price of our shares on the date of grant, the value of each such PRSU award is $1,874,968, $656,278, $468,688, $468,688 and $468,688, respectively. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the named executive officers. Mr. Narula, who joined the Company in August 2024, was not granted a PRSU award in 2024.

(2)The options granted in 2022 were for such named executive officers’ performance in 2021. The options granted in 2024 to Mr. Narula were granted in connection with his joining the Company in August 2024. These amounts represent the aggregate grant date fair value of the option awards granted to our named executive officers, computed in accordance with ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. See Note 8 to our consolidated audited financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024 for details as to the assumptions used to calculate the fair value of the option awards.
(3)For the fiscal year ended December 31, 2024, consists of $8,034 for Dr. Mates, $1,593 for Mr. Halstead, $1,492 for Mr. Narula, $2,808 for Dr. Durgam, $4,444 for Mr. Neumann and $2,691 for Mr. Hineline in life insurance premiums we paid for a term life insurance policy to benefit the named executive officer, and the balance in matching contributions under our 401(k) plan.
(4)Dr. Mates also served as President of the Company during the years ended December 31, 2023 and 2022.
(5)Mr. Halstead served as Executive Vice President, General Counsel and Secretary of the Company during the years ended December 31, 2023 and 2022.
(6)Effective August 12, 2024, Mr. Narula was appointed to serve as our Executive Vice President, Chief Financial Officer and Treasurer. The amounts reported in the “Bonus” column for 2024 include a one-time signing bonus of $125,000, net of taxes ($184,469 in total) paid to Mr. Narula and the remainder consists of the pro-rata amount of Mr. Narula’s annual bonus for 2024.
(7)Effective August 12, 2024, Mr. Hineline retired from his positions as our Senior Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary. Pursuant to a consulting agreement we entered into with Mr. Hineline that became effective on August 12, 2024, Mr. Hineline continues to provide services to the Company as a consultant. Mr. Hineline did not earn any compensation under his consulting agreement for services in 2024.
2024 Grants of Plan-Based Awards
The following table shows information regarding grants of equity awards that we made during the fiscal year ended December 31, 2024 to each of our named executive officers. We did not grant any non-equity incentive plan awards during the fiscal year ended December 31, 2024.

	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards (#)(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)(2)	Grant Date Fair Value of Stock and Option Awards ($)(3)
		Threshold	Target	Maximum
Sharon Mates, Ph.D.	3/1/24	—	—	—	104,909	—	—	7,499,944
	3/1/24	17,485	34,970	43,712	—	—	—	2,500,005
Michael I. Halstead	3/1/24	—	—	—	36,717	—	—	2,624,898
	3/1/24	6,120	12,240	15,300	—	—	—	875,038
Sanjeev Narula	8/12/24	—	—	—	—	17,251	$74.90	874,971
	8/12/24	—	—	—	35,046	—	—	2,624,945
Suresh Durgam, M.D.	3/1/24	—	—	—	26,227			1,874,968
	3/1/24	4,371	8,742	10,927	—	—	—	624,966
Mark Neumann	3/1/24	—	—	—	26,227	—	—	1,874,968
	3/1/24	4,371	8,742	10,927	—	—	—	624,966
Lawrence J. Hineline	3/1/24	—	—	—	26,227	—	—	1,874,968
	3/1/24	4,371	8,742	10,927	—	—	—	624,966
(1)The amounts shown represent the number of shares of our common stock that could be earned with respect to the PRSU awards granted in 2024. The number of PRSUs that will become earned and vest, and the resulting number of shares of our common stock to be issued, will be determined as soon as administratively practicable after completion of the three-year performance period ending December 31, 2026, and the number of shares can range from 0% to a maximum of 150% of the target number. The PRSU awards are described in further detail under “Compensation Discussion and Analysis—Elements of Executive Compensation—Equity Awards” above.
(2)The exercise price is equal to the fair market value of our common stock, which is the closing price per share of our common stock as reported by The Nasdaq Global Select Market on the grant date.

(3)These amounts represent the aggregate grant date fair value for option awards, RSU awards and PRSU awards granted to our named executive officers, computed in accordance with ASC 718. See Note 8 to our audited financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024 for details as to the assumptions used to calculate the fair value of the option awards. The grant date fair value of each time-based RSU award is measured based on the closing price of our common stock on the date of grant. The value of the PRSU awards is based upon the then-probable outcome of the performance conditions, as computed in accordance with ASC 718.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Sharon Mates, Ph.D.
We entered into an employment agreement with Dr. Mates in February 2008, who has been our Chief Executive Officer since 2002 and was our President from 2002 to March 2024. The agreement provides for an annual salary review and adjustment in the discretion of our board of directors, and that Dr. Mates is eligible for bonus payments and stock options as may be awarded by our board of directors. Effective January 1, 2025, her annual base salary was increased from $936,236 to $983,048. In addition, her employment agreement provides that we will pay the premium on a life insurance policy in an amount equal to one and one half times her base salary; however, we paid a premium on a life insurance policy, to which she assented, in an amount that is one times her salary up to $750,000, with an age reduction in the benefit of 35% at age 65, 50% at age 70, 65% at age 75 and 80% at age 80. The employment agreement also provides that Dr. Mates is entitled to participate in our benefit plans on the same basis as other executive level employees as well as long-term disability insurance and reimbursement for reasonable business expenses. The initial term of the agreement was three years and will be renewed for successive one year terms, unless we or Dr. Mates provides notice that we or she, as the case may be, does not wish to renew the agreement or wishes to renew the agreement on different terms than those contained in the agreement.
Dr. Mates is entitled to certain benefits in connection with a termination of her employment or a change of control as discussed below under “—Potential Payments upon Termination or Change-in-Control.”
Michael I. Halstead
We entered into an employment agreement with Mr. Halstead in August 2015, who has been our President since March 2024, and was our Executive Vice President from 2019 until March 2024, Senior Vice President from 2014 until 2018, and General Counsel and Secretary from 2014 until April 2024. The agreement provides for an annual salary review and adjustment in the discretion of our board of directors, and that Mr. Halstead is eligible for bonus payments and equity grants as may be awarded by our board of directors. Effective January 1, 2025, his annual base salary was increased from $636,540 to $668,367. In addition, his employment agreement provides that we will pay the premium on a life insurance policy in an amount of $150,000; however, we paid a premium on a life insurance policy, to which he assented, in an amount that is one times his salary up to $750,000, with an age reduction in the benefit of 35% at age 65, 50% at age 70, 65% at age 75 and 80% at age 80. The employment agreement also provides that Mr. Halstead is entitled to participate in our benefit plans on the same basis as other executive level employees as well as long-term disability insurance and reimbursement for reasonable business expenses. The initial term of the agreement is three years and will be renewed for successive one year terms, unless we or Mr. Halstead provides notice that we or he, as the case may be, does not wish to renew the agreement or wishes to renew the agreement on different terms than those contained in the agreement.
Mr. Halstead is entitled to certain benefits in connection with a termination of his employment or a change of control as discussed below under “—Potential Payments upon Termination or Change-in-Control.”

Sanjeev Narula
We entered into an offer letter of employment and an employment agreement with Mr. Narula in August 2024, to be our Executive Vice President, Chief Financial Officer and Treasurer. The agreements provide that Mr. Narula will receive an initial annual base salary of $615,000, and an annual salary review and adjustment in the discretion of our board of directors, and that Mr. Narula is eligible for bonus payments and equity grants as may be awarded by our board of directors. Effective January 1, 2025, his annual base salary was increased from $615,000 to $645,750. Pursuant to the agreements, in August 2024, Mr. Narula received an initial equity grant with an aggregate fair value of $3.5 million, with 75% of the grant consisting of RSUs and 25% of the grant consisting of stock options having an exercise price equal to the closing price per share of our common stock on the grant date. The initial equity grant vests in equal installments on the first three anniversaries of the grant date and is subject to the terms of the 2018 Plan. In addition, pursuant to the agreements, Mr. Narula received a sign-on bonus of $125,000 net of taxes, which Mr. Narula is required to repay to the Company on a pro-rated basis if he voluntarily resigns from the Company within 18 months of his start date. In addition, the agreements provide that we will pay the premium on a life insurance policy in an amount of one times his salary up to $750,000. Further, the agreements provide that Mr. Narula is entitled to participate in our benefit plans on the same basis as other executive level employees as well as long-term disability insurance and reimbursement for reasonable business expenses. The initial term of the employment agreement is three years and will be renewed for successive one year terms, unless we or Mr. Narula provides notice that we or he, as the case may be, does not wish to renew the agreement or wishes to renew the agreement on different terms than those contained in the agreement.
Mr. Narula is entitled to certain benefits in connection with a termination of his employment or a change of control as discussed below under “—Potential Payments upon Termination or Change-in-Control.”
Suresh Durgam, M.D.
We entered into an employment agreement with Dr. Durgam in September 2018, who has been our Executive Vice President, Chief Medical Officer since February 2022, was our Senior Vice President, Chief Medical Officer from 2020 until January 2022, and was our Senior Vice President, Late Stage Clinical Development and Medical Affairs from 2018 until 2020. The agreement provides for an annual salary review and adjustment in the discretion of our board of directors, and that Dr. Durgam is eligible for bonus payments and equity grants as may be awarded by our board of directors. Effective January 1, 2025, his annual base salary was increased from $598,273 to $628,187. In addition, his employment agreement provides that we will pay the premium on a life insurance policy in an amount of $150,000; however, we paid a premium on a life insurance policy, to which he assented, in an amount that is one times his salary up to $750,000, with an age reduction in the benefit of 35% at age 65, 50% at age 70, 65% at age 75 and 80% at age 80. The employment agreement also provides that Dr. Durgam is entitled to participate in our benefit plans on the same basis as other executive level employees as well as long-term disability insurance and reimbursement for reasonable business expenses. The initial term of the agreement is three years and will be renewed for successive one year terms, unless we or Dr. Durgam provides notice that we or he, as the case may be, does not wish to renew the agreement or wishes to renew the agreement on different terms than those contained in the agreement.
Dr. Durgam is entitled to certain benefits in connection with a termination of his employment or a change of control as discussed below under “—Potential Payments upon Termination or Change-in-Control.”
Mark Neumann
We entered into an employment agreement with Mr. Neumann in October 2018, who has been our Executive Vice President, Chief Commercial Officer since October 2018. The agreement provides for an annual salary review and adjustment in the discretion of our board of directors, and that Mr. Neumann is eligible for bonus payments and equity grants as may be awarded by our board of directors. Effective January 1, 2025, his annual base salary was increased from $615,795 to $646,585. In addition, his employment agreement provides that we will pay the premium on a life insurance policy in an amount of $150,000; however, we paid a premium on a life insurance policy, to which he assented, in an amount that is one times his salary up to $750,000, with an age reduction in the benefit of 35% at age 65, 50% at age 70, 65% at age 75 and 80% at age 80. The employment agreement also provides that Mr. Neumann is entitled to participate in our benefit plans on the same basis as other executive level employees as well as long-term disability insurance and reimbursement for reasonable business expenses. The initial term of the agreement is three years and will be renewed for successive one year terms, unless we or Mr. Neumann provides notice that we or he, as the case may be, does not wish to renew the agreement or wishes to renew the agreement on different terms than those contained in the agreement.

Mr. Neumann is entitled to certain benefits in connection with a termination of his employment or a change of control as discussed below under “—Potential Payments upon Termination or Change-in-Control.”
Lawrence J. Hineline
Mr. Hineline retired from his position as our Senior Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary effective as of August 12, 2024 (the “Retirement Date”). In connection with his retirement, we entered into a separation agreement (the “Separation Agreement”) with Mr. Hineline, pursuant to which he transitioned on the Retirement Date from his role as our Chief Financial Officer to our consultant, including to assist in the transfer of knowledge and to serve in a financial matter advisory capacity. Pursuant to the Separation Agreement, we agreed to continue payment of Mr. Hineline’s base salary through the Retirement Date. The Separation Agreement includes a standard release and waiver by Mr. Hineline and other customary provisions. Furthermore, on August 2, 2024, we also entered into a consulting agreement (the “Consulting Agreement”) with Mr. Hineline, pursuant to which he agreed to serve as our consultant, until March 31, 2025. Pursuant to the Consulting Agreement, Mr. Hineline is paid an hourly rate for his services as a consultant, and his then outstanding equity awards would continue to vest pursuant to the terms of the 2018 Plan and the applicable award agreements until the end of the consulting period. The Consulting Agreement also includes confidentiality, non-solicitation and other customary provisions. The Consulting Agreement remains in effect until March 31, 2025. Prior to such retirement, Mr. Hineline was party to an employment agreement with us as described below.
We entered into an employment agreement with Mr. Hineline in February 2008, who was our Senior Vice President of Finance, Chief Financial Officer and Treasurer from 2019 to August 2024 and was our Vice President of Finance, Chief Financial Officer and Treasurer from 2002 until 2018 and was our Secretary from 2002 to 2014. The agreement provided for an annual salary review and adjustment in the discretion of our board of directors, and that Mr. Hineline was eligible for bonus payments and stock options as may have been awarded by our board of directors. Effective January 1, 2024, his annual base salary was $549,931. In addition, his employment agreement provided that we would pay the premium on a life insurance policy in an amount equal to one and one half times his base salary; however, we paid a premium on a life insurance policy, to which he assented, in an amount that was one times his salary up to $750,000, with an age reduction in the benefit of 35% at age 65, 50% at age 70, 65% at age 75 and 80% at age 80. The employment agreement also provided that Mr. Hineline was entitled to participate in our benefit plans on the same basis as other executive level employees as well as long-term disability insurance and reimbursement for reasonable business expenses. The initial term of the agreement was three years and had been renewed for successive one year terms until Mr. Hineline notified us that he intended to retire as Senior Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary of the Company on March 14, 2024.
Pursuant to their respective proprietary information, inventions, and non-competition agreements, Dr. Mates, Mr. Halstead, Mr. Narula, Dr. Durgam, Mr. Neumann and Mr. Hineline have agreed to not (i) solicit customers, consultants, contractors or employees of ours for a period of one year after the termination of her or his employment or (ii) compete with us for a period of one year after the later of the termination of her or his employment or the date a court of competent jurisdiction enters an order enforcing the non-competition provision.

Outstanding Equity Awards at 2024 Fiscal Year-End
The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2024.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date(1)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Sharon Mates, Ph.D.	86,003	—		53.63	1/4/2026
	135,399	—		15.73	1/3/2027
	138,473	—		15.47	1/3/2028
	66,886	—		23.94	2/18/2030
	53,471	—		36.89	2/22/2031
	33,444	16,723	(3)	56.73	3/9/2032
						20,566	(4)	1,717,672
						81,425	(5)	6,800,616
						104,909	(6)	8,762,000
									24,678	(9)	2,061,107
									40,712	(10)	3,400,266
									34,970	(11)	2,920,694

Michael I. Halstead	40,472	—		53.63	1/4/2026
	11,944	5,972	(3)	56.73	3/9/2032
						7,345	(4)	613,454
						26,266	(5)	2,193,736
						36,717	(6)	3,066,604
									8,814	(9)	736,145
									13,134	(10)	1,096,952
									12,240	(11)	1,022,285

Sanjeev Narula	—	17,251	(7)	74.90	8/11/2034
						35,046	(8)	2,927,042

Suresh Durgam, M.D.	53,967	—		12.73	1/8/2029
	33,443	—		23.94	2/18/2030
	18,714	—		36.89	2/22/2031
	11,944	5,972	(3)	56.73	3/9/2032
						7,345	(4)	613,454
						26,266	(5)	2,193,736
						26,227	(6)	2,190,479
									8,814	(9)	736,145
									13,134	(10)	1,096,952
									8,742	(11)	730,132

Mark Neumann	11,944	5,972	(3)	56.73	3/9/2032
						7,345	(4)	613,454
						26,266	(5)	2,193,736
						26,227	(6)	2,190,479
									8,814	(9)	736,145
									13,134	(10)	1,096,952
									8,742	(11)	730,132

Lawrence J. Hineline	—	4,539	(3)	56.73	3/9/2032
						5,582	(4)	466,209
						26,266	(5)	2,193,736
						26,227	(6)	2,190,479
									6,698	(9)	559,417
									13,134	(10)	1,096,952
									8,742	(11)	730,132
(1)All options have a ten-year term from the date of grant.
(2)The market value of the stock awards is based on the closing price of our common stock of $83.52 per share on December 31, 2024.
(3)Each option to purchase our common stock that expires on March 9, 2032 vested as to 1/3 of the shares on March 10, 2023, 1/3 of the shares on March 10, 2024 and 1/3 of the shares on March 10, 2025.
(4)These RSUs vested as to 1/3 of the shares on March 10, 2023, 1/3 of the shares on March 10, 2024 and 1/3 of the shares on March 10, 2025.
(5)These RSUs vested as to 1/3 of the shares on March 6, 2024 and 1/3 of the shares on March 6, 2025 and will vest as to 1/3 of the shares on March 6, 2026.
(6)These RSUs vested as to 1/3 of the shares on March 1, 2025 and will vest as to 1/3 of the shares on March 1, 2026 and 1/3 of the shares on March 1, 2027.
(7)This option to purchase our common stock will vest as to 1/3 of the shares on August 12, 2025, 1/3 of the shares on August 12, 2026 and 1/3 of the shares on August 12, 2027.
(8)These RSUs will vest as to 1/3 of the shares on August 12, 2025, 1/3 of the shares on August 12, 2026 and 1/3 of the shares on August 12, 2027.
(9)The amounts shown represent the target number of shares of our common stock that could be earned with respect to the PRSU awards granted in 2022. The number of PRSUs that were earned and vested, and the resulting number of shares of our common stock that were issued, were determined as soon as administratively practicable after completion of the three-year performance period ending December 31, 2024, and the number of shares could have ranged from 0% to a maximum of 150% of the target number. The PRSU awards are described in further detail under “Compensation Discussion and Analysis—Elements of Executive Compensation—Equity Awards” above.
(10)The amounts shown represent the target number of shares of our common stock that could be earned with respect to the PRSU awards granted in 2023. The number of PRSUs that will become earned and vest, and the resulting number of shares of our common stock to be issued, will be determined as soon as administratively practicable after completion of the three-year performance period ending December 31, 2025, and the number of shares can range from 0% to a maximum of 150% of the target number.
(11)The amounts shown represent the target number of shares of our common stock that could be earned with respect to the PRSU awards granted in 2024. The number of PRSUs that will become earned and vest, and the resulting number of shares of our common stock to be issued, will be determined as soon as administratively practicable after completion of the three-year performance period ending December 31, 2026, and the number of shares can range from 0% to a maximum of 150% of the target number. The PRSU awards are described in further detail under “Compensation Discussion and Analysis—Elements of Executive Compensation—Equity Awards” above.

Option Exercises and Stock Vested in 2024
The following table shows information regarding exercises of options to purchase our common stock and the vesting of RSUs held by each of our named executive officers during the fiscal year ended December 31, 2024.

	Option Awards		Stock Awards		Performance Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Sharon Mates, Ph.D.	601,077	34,519,356	83,867	5,660,854	33,885	2,310,618
Michael I. Halstead	91,583	5,115,857	28,384	1,917,502	11,860	808,733
Sanjeev Narula	—	—	—	—	—	—
Suresh Durgam, M.D.	62,282	3,159,572	28,384	1,917,502	11,860	808,733
Mark Neumann	18,714	714,774	12,651	878,248	11,860	808,733
Lawrence J. Hineline	10,421	236,114	26,169	1,766,822	11,183	762,569
(1)The value realized on exercise is based on the difference between the closing price of our common stock on The Nasdaq Global Select Market on the date of exercise and the applicable exercise price of those options and does not represent actual amounts received by the individual as a result of the option exercises.
(2)The value realized on vesting is calculated by multiplying the number of vested shares by the closing price of our common stock on The Nasdaq Global Select Market on the applicable vesting date.
Pension Benefits
We do not have any qualified or non-qualified defined benefit plans.
Nonqualified Deferred Compensation
We do not have any nonqualified defined contribution plans or other deferred compensation plans.
Potential Payments upon Termination or Change-in-Control
We have agreed to provide severance and change of control payments and benefits to our named executive officers under specified circumstances, as described below. Mr. Hineline retired as our Senior Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary and terminated employment with us prior to December 31, 2024 and no severance payments or benefits were triggered in connection with such termination. For details of his Consulting Agreement, please see “—Summary Compensation Table, Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table”.

Sharon Mates, Ph.D.
If Dr.. Mates’ employment is terminated for any reason, she will be entitled to compensation and benefits through the last day of her employment, including accrued but untaken vacation. If her employment is terminated due to her death or disability, we will also pay her or her estate the compensation which would otherwise have been payable to her through the end of the month in which such termination occurs as well as payment for any accrued but untaken vacation. If her employment is terminated without cause by us or she terminates her employment for good reason, she will receive the following severance benefits following her employment termination, on condition that she executes a general release in our favor: (a) payment of 12 months of her then current base salary and the pro rata portion of an amount equal to the bonus she was awarded for the previous year, if any, which severance payments will be paid in one lump sum on the date the general release she executes becomes effective; (b) payment for 12 months of the portion of the COBRA premiums that we paid prior to her termination; and (c) all of her unvested equity will become fully vested and exercisable. Dr. Mates will also be entitled to such severance benefits if we elect not to renew her employment agreement for reasons other than death, disability or cause, but (i) such severance benefits are conditioned on Dr. Mates executing a general release in favor of us, returning all our property, and complying with her employment agreement, proprietary information, inventions, and non-competition agreement, and the general release and (ii) Dr. Mates will not be eligible for such severance benefits if she or we wish to renew the agreement on different terms than those contained in her employment agreement. In the event of a change of control, all of her unvested equity will immediately vest. If her employment is terminated for reasons other than death or disability within three months before or 12 months following a change of control, she terminates her employment for good reason during such period, or she terminates her employment for any reason within one month following a change of control, she will be eligible for the following severance benefits following her employment termination: (a) payment of 18 months of her then current base salary and the pro rata portion of an amount equal to the bonus she was awarded for the previous year, which severance payments will be paid in one lump sum on the eighth day following the effective date of the general release; and (b) payment for 18 months of the portion of the COBRA premiums that we paid prior to her termination. In addition, we have agreed to pay a tax gross-up to Dr. Mates if any amounts payable by us (or a successor) to her become subject to excise taxes under Sections 280G and 4999 of the Code. Such severance benefits following a change of control are payable on condition that she executes a general release in favor of us, returns all our property and complies with her post-termination obligations under her employment agreement, her proprietary information, inventions, and non-competition agreement, and her general release.

The following table sets out the estimated potential payments upon termination or a change in control for Dr. Mates, based on the assumptions discussed above and assuming such event occurred on December 31, 2024, the last business day of 2024:

Dr. Mates	Termination by the Company without Cause or by the Executive for Good Reason Absent a Change in Control ($)	Acceleration of Vesting upon a Change in Control without Termination ($)	Termination by the Company
(Other than for Death or
Disability) or by the Executive for Good
Reason Within 3 Months Before or
12 Months Following a Change in
Control or by Executive for any
Reason Within One Month
Following a Change in Control
			($)
Severance benefits:
Lump sum payment(1)	4,486,885	—	4,978,409
Healthcare benefits	17,426	—	26,139
Acceleration of equity awards:
Market value of equity vesting on termination(2)	26,110,364	26,110,364	26,110,364
280G tax gross-up(3)	—	—	—
Total Payment	30,614,675	26,110,364	31,114,912
(1)Includes $1,163,247 of accrued but untaken vacation. In the event of a voluntary termination, termination for cause, non-renewal of her employment agreement or termination due to death or disability effective December 31, 2024, Dr. Mates would be entitled to accrued vacation of $1,163,247.
(2)The value of the acceleration of equity awards is based on the closing price of $83.52 per share on December 31, 2024, minus, in the case of stock options, the exercise price of the unvested stock option shares subject to acceleration. Amounts do not include unvested stock options with exercise prices equal to or greater than $83.52 or any value associated with vested stock options. Information about stock options and other unvested equity awards held by Dr. Mates is included in the “Outstanding Equity Awards at 2024 Fiscal Year-End” table.
(3)Based on these assumptions, Dr. Mates’ payments would not result in a tax gross-up payment to her. However, the amount of the tax gross-up, if any, that would arise would depend upon the facts and circumstances at the time of a change in control and any related employment termination.

Michael I. Halstead
If Mr. Halstead’s employment is terminated for any reason, he will be entitled to compensation and benefits through the last day of his employment, including accrued but untaken vacation. If his employment is terminated due to his death or disability, we will also pay him or his estate the compensation which would otherwise have been payable to him through the end of the month in which such termination occurs as well as payment for any accrued but untaken vacation. If his employment is terminated without cause by us or he terminates his employment for good reason, he will receive the following severance benefits following his employment termination, on condition that he executes a general release in our favor, returns all our property, and complies with his employment agreement, proprietary information, inventions, and non-competition agreement, and the general release: (a) payment of 12 months of his then current base salary and the pro rata portion of an amount equal to the bonus he was awarded for the previous year, if any, which severance payments will be paid in one lump sum on the date the general release he executes becomes effective; (b) payment for 12 months of the portion of the COBRA premiums that we paid prior to his termination; and (c) all of his unvested equity grants will immediately vest. Mr. Halstead will also be entitled to such severance benefits if we elect not to renew his employment agreement for reasons other than death, disability or cause, but (i) such severance benefits are conditioned on Mr. Halstead executing a general release in our favor, returning all our property, and complying with his employment agreement, proprietary information, inventions, and non-competition agreement, and the general release and (ii) Mr. Halstead will not be eligible for such severance benefits if he or we wish to renew the agreement on different terms than those contained in his employment agreement. If his employment is terminated for reasons other than death or disability within three months before or 12 months following a change of control, or he terminates his employment for good reason during such period, he will be eligible for the following severance benefits following his employment termination: (a) payment of 18 months of his then current base salary and the pro rata portion of an amount equal to the bonus he was awarded for the previous year, which severance payments will be paid in one lump sum on the eighth day following the effective date of the general release; (b) payment for 18 months of the portion of the COBRA premiums that we paid prior to his termination; and (c) all of his unvested equity grants will immediately vest. Such severance benefits following a change of control are payable on condition that he executes a general release in favor of us, returns all our property and complies with his post-termination obligations under his employment agreement, his proprietary information, inventions, and non-competition agreement, and his general release.
The following table sets out the estimated potential payments upon termination or a change in control for Mr. Halstead, based on the assumptions discussed above and assuming such event occurred on December 31, 2024, the last business day of 2024:

Mr. Halstead	Termination by the Company without Cause or by the Executive for Good Reason Absent a Change in Control ($)	Acceleration of Vesting upon a Change in Control without Termination ($)	Termination by the Company (Other than for Death or Disability) or by the Executive for Good Reason Within 3 Months Before or 12 Months Following a Change in Control ($)
Severance benefits:
Lump sum payment(1)	1,626,191	—	1,960,374
Healthcare benefits	53,083	—	79,624
Acceleration of equity awards:
Market value of equity vesting on termination(2)	8,889,166	—	8,889,166
Total Payment	10,568,440	—	10,929,164
(1)Includes $257,630 of accrued but untaken vacation. In the event of a voluntary termination, termination for cause, non-renewal of his employment agreement or termination due to death or disability effective December 31, 2024, Mr. Halstead would be entitled to accrued vacation of $257,630.

(2)The value of the acceleration of equity awards is based on the closing price of $83.52 per share on December 31, 2024, minus, in the case of stock options, the exercise price of the unvested stock option shares subject to acceleration. Amounts do not include unvested stock options with exercise prices equal to or greater than $83.52 or any value associated with vested stock options. Information about stock options and other unvested equity awards held by Mr. Halstead is included in the “Outstanding Equity Awards at 2024 Fiscal Year-End” table.
Sanjeev Narula
If Mr. Narula’s employment is terminated for any reason, he will be entitled to compensation and benefits through the last day of his employment, including accrued but untaken vacation. If his employment is terminated due to his death or disability, we will also pay him or his estate the compensation which would otherwise have been payable to him through the end of the month in which such termination occurs as well as payment for any accrued but untaken vacation. If his employment is terminated without cause by us or he terminates his employment for good reason, he will receive the following severance benefits following his employment termination, on condition that he executes a general release in our favor, returns all our property, and complies with his employment agreement, proprietary information, inventions, and non-competition agreement, and the general release: (a) payment of 12 months of his then current base salary and the pro rata portion of an amount equal to the bonus he was awarded for the previous year, if any, which severance payments will be paid in one lump sum on the date the general release he executes becomes effective; (b) payment for 12 months of the portion of the COBRA premiums that we paid prior to his termination; and (c) all of his unvested equity grants will immediately vest. Mr. Narula will also be entitled to such severance benefits if we elect not to renew his employment agreement for reasons other than death, disability or cause, but (i) such severance benefits are conditioned on Mr. Narula executing a general release in our favor, returning all our property, and complying with his employment agreement, proprietary information, inventions, and non-competition agreement, and the general release and (ii) Mr. Narula will not be eligible for such severance benefits if he or we wish to renew the agreement on different terms than those contained in his employment agreement. If his employment is terminated for reasons other than death or disability within three months before or 12 months following a change of control, or he terminates his employment for good reason during such period, he will be eligible for the following severance benefits following his employment termination: (a) payment of 18 months of his then current base salary and the pro rata portion of an amount equal to the bonus he was awarded for the previous year, which severance payments will be paid in one lump sum on the eighth day following the effective date of the general release; (b) payment for 18 months of the portion of the COBRA premiums that we paid prior to his termination; and (c) all of his unvested equity grants will immediately vest. Such severance benefits following a change of control are payable on condition that he executes a general release in favor of us, returns all our property and complies with his post-termination obligations under his employment agreement, his proprietary information, inventions, and non-competition agreement, and his general release.

The following table sets out the estimated potential payments upon termination or a change in control for Mr. Narula, based on the assumptions discussed above and assuming such event occurred on December 31, 2024, the last business day of 2024:

Mr. Narula	Termination by the Company without Cause or by the Executive for Good Reason Absent a Change in Control ($)	Acceleration of Vesting upon a Change in Control without Termination ($)	Termination by the Company (Other than for Death or Disability) or by the Executive for Good Reason Within 3 Months Before or 12 Months Following a Change in Control ($)
Severance benefits:
Lump sum payment(1)	1,276,527	—	1,599,402
Healthcare benefits	26,674	—	40,011
Acceleration of equity awards:
Market value of equity vesting on termination(2)	2,927,042	—	2,927,042
Total Payment	4,230,243	—	4,566,455
(1)Includes $15,777 of accrued but untaken vacation. In the event of a voluntary termination, termination for cause, non-renewal of his employment agreement or termination due to death or disability effective December 31, 2024, Mr. Narula would be entitled to accrued vacation of $15,777.
(2)The value of the acceleration of equity awards is based on the closing price of $83.52 per share on December 31, 2024, minus, in the case of stock options, the exercise price of the unvested stock option shares subject to acceleration. Amounts do not include unvested stock options with exercise prices equal to or greater than $83.52 or any value associated with vested stock options. Information about stock options and other unvested equity awards held by Mr. Narula is included in the “Outstanding Equity Awards at 2024 Fiscal Year-End” table.

Suresh Durgam, M.D.
If Dr. Durgam’s employment is terminated for any reason, he will be entitled to compensation and benefits through the last day of his employment, including accrued but untaken vacation. If his employment is terminated due to his death or disability, we will also pay him or his estate the compensation which would otherwise have been payable to him through the end of the month in which such termination occurs as well as payment for any accrued but untaken vacation. If his employment is terminated without cause by us or he terminates his employment for good reason, he will receive the following severance benefits following his employment termination, on condition that he executes a general release in our favor, returns all our property, and complies with his employment agreement, proprietary information, inventions, and non-competition agreement, and the general release: (a) payment of 12 months of his then current base salary and the pro rata portion of an amount equal to the bonus he was awarded for the previous year, if any, which severance payments will be paid in one lump sum on the date the general release he executes becomes effective; (b) payment for 12 months of the portion of the COBRA premiums that we paid prior to his termination; and (c) all of his unvested equity grants will immediately vest. Dr. Durgam will also be entitled to such severance benefits if we elect not to renew his employment agreement for reasons other than death, disability or cause, but (i) such severance benefits are conditioned on Dr. Durgam executing a general release in our favor, returning all our property, and complying with his employment agreement, proprietary information, inventions, and non-competition agreement, and the general release and (ii) Dr. Durgam will not be eligible for such severance benefits if he or we wish to renew the agreement on different terms than those contained in his employment agreement. If his employment is terminated for reasons other than death or disability within three months before or 12 months following a change of control, or he terminates his employment for good reason during such period, he will be eligible for the following severance benefits following his employment termination: (a) payment of 18 months of his then current base salary and the pro rata portion of an amount equal to the bonus he was awarded for the previous year, which severance payments will be paid in one lump sum on the eighth day following the effective date of the general release; (b) payment for 18 months of the portion of the COBRA premiums that we paid prior to his termination; and (c) all of his unvested equity grants will immediately vest. Such severance benefits following a change of control are payable on condition that he executes a general release in favor of us, returns all our property and complies with his post-termination obligations under his employment agreement, his proprietary information, inventions, and non-competition agreement, and his general release.
The following table sets out the estimated potential payments upon termination or a change in control for Dr. Durgam, based on the assumptions discussed above and assuming such event occurred on December 31, 2024, the last business day of 2024:

Dr. Durgam	Termination by the Company without Cause or by the Executive for Good Reason Absent a Change in Control ($)	Acceleration of Vesting upon a Change in Control without Termination ($)	Termination by the Company (Other than for Death or Disability) or by the Executive for Good Reason Within 3 Months Before or 12 Months Following a Change in Control ($)
Severance benefits:
Lump sum payment(1)	1,432,431	—	1,746,524
Healthcare benefits	13,042	—	19,563
Acceleration of equity awards:
Market value of equity vesting on termination(2)	7,720,888	—	7,720,888
Total Payment	9,166,361	—	9,486,975
(1)Includes $205,971 of accrued but untaken vacation. In the event of a voluntary termination, termination for cause, non-renewal of his employment agreement or termination due to death or disability effective December 31, 2024, Dr. Durgam would be entitled to accrued vacation of $205,971.
(2)The value of the acceleration of equity awards is based on the closing price of $83.52 per share on December 31, 2024, minus, in the case of stock options, the exercise price of the unvested stock option shares subject to acceleration. Amounts do not include unvested stock options with exercise prices equal to or greater than $83.52 or any value associated with vested stock options. Information about stock options and other unvested equity awards held by Dr. Durgam is included in the “Outstanding Equity Awards at 2024 Fiscal Year-End” table.
Mark Neumann
If Mr. Neumann’s employment is terminated for any reason, he will be entitled to compensation and benefits through the last day of his employment, including accrued but untaken vacation. If his employment is terminated due to his death or disability, we will also pay him or his estate the compensation which would otherwise have been payable to him through the end of the month in which such termination occurs as well as payment for any accrued but untaken vacation. If his employment is terminated without cause by us or he terminates his employment for good reason, he will receive the following severance benefits following his employment termination, on condition that he executes a general release in our favor, returns all our property, and complies with his employment agreement, proprietary information, inventions, and non-competition agreement, and the general release: (a) payment of 12 months of his then current base salary and the pro rata portion of an amount equal to the bonus he was awarded for the previous year, if any, which severance payments will be paid in one lump sum on the date the general release he executes becomes effective; (b) payment for 12 months of the portion of the COBRA premiums that we paid prior to his termination; and (c) all of his unvested equity grants will immediately vest. Mr. Neumann will also be entitled to such severance benefits if we elect not to renew his employment agreement for reasons other than death, disability or cause, but (i) such severance benefits are conditioned on Mr. Neumann executing a general release in our favor, returning all our property, and complying with his employment agreement, proprietary information, inventions, and non-competition agreement, and the general release and (ii) Mr. Neumann will not be eligible for such severance benefits if he or we wish to renew the agreement on different terms than those contained in his employment agreement. If his employment is terminated for reasons other than death or disability within three months before or 12 months following a change of control, or he terminates his employment for good reason during such period, he will be eligible for the following severance benefits following his employment termination: (a) payment of 18 months of his then current base salary and the pro rata portion of an amount equal to the bonus he was awarded for the previous year, which severance payments will be paid in one lump sum on the eighth day following the effective date of the general release; (b) payment for 18 months of the portion of the COBRA premiums that we paid prior to his termination; and (c) all of his unvested equity grants will immediately vest. Such severance benefits following a change of control are payable on condition that he executes a general release in favor of us, returns all our property and complies with his post-termination obligations under his employment agreement, his proprietary information, inventions, and non-competition agreement, and his general release.
The following table sets out the estimated potential payments upon termination or a change in control for Mr. Neumann, based on the assumptions discussed above and assuming such event occurred on December 31, 2024, the last business day of 2024:

Mr. Neumann	Termination by the Company without Cause or by the Executive for Good Reason Absent a Change in Control ($)	Acceleration of Vesting upon a Change in Control without Termination ($)	Termination by the Company (Other than for Death or Disability) or by the Executive for Good Reason Within 3 Months Before or 12 Months Following a Change in Control ($)
Severance benefits:
Lump sum payment(1)	1,378,861	—	1,702,154
Healthcare benefits	35,701	—	53,552
Acceleration of equity awards:
Market value of equity vesting on termination(2)	7,720,888	—	7,720,888
Total Payment	9,135,450	—	9,476,594
(1)Includes $116,481 of accrued but untaken vacation. In the event of a voluntary termination, termination for cause, non-renewal of his employment agreement or termination due to death or disability effective December 31, 2024, Mr. Neumann would be entitled to accrued vacation of $116,481.

(2)The value of the acceleration of equity awards is based on the closing price of $83.52 per share on December 31, 2024, minus, in the case of stock options, the exercise price of the unvested stock option shares subject to acceleration. Amounts do not include unvested stock options with exercise prices equal to or greater than $83.52 or any value associated with vested stock options. Information about stock options and other unvested equity awards held by Mr. Neumann is included in the “Outstanding Equity Awards at 2024 Fiscal Year-End” table.
For purposes of severance payments, “good reason” is defined as the executive resigning after the occurrence of one of the following events without the executive’s written consent:
•the assignment to the executive of any duties or responsibilities which result in the material diminution of the executive’s position;
• a reduction by the Company in the executive’s annual base salary of 5% or greater;
•a material change in the geographic location at which the executive is required to perform services; or
•material breach by the Company of any material provision of the executive’s employment agreement.
The executive must provide us with written notice within 60 days after the occurrence of a good reason event, and we have 30 days to correct the event after receipt of the notice.
For purposes of severance payments, “cause” is defined as a termination by us after the occurrence of one of the following events:
•a good faith finding by the Company that the executive has engaged in gross negligence or gross misconduct that is materially injurious to the Company;
•the executive’s conviction of a felony or crime involving fraud or embezzlement of Company property;
•the executive’s material breach of the executive’s employment agreement which, if curable, has not been cured by the executive within 60 days after he or she receives written notice from the Company stating with reasonable specificity the nature of the breach;
•material breach of fiduciary duty; or
•refusal to follow or implement a clear and reasonable directive of our board of directors as a whole, provided that such directive is ethical and legal and which refusal, if curable, has not been cured by the executive within 60 days after she or he receives written notice from the Company stating with reasonable specificity the nature of such refusal.
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
For purposes of severance payments, a “change in control” means:
•a sale, lease or other disposition of all or substantially all of the assets of the Company;
•a consolidation or merger of the Company with or into any other corporation or other entity or person, or any other corporate reorganization, in which the stockholders of the Company immediately prior to such consolidation, merger or reorganization, own less than 50% of the outstanding voting power of the surviving entity (and its parent) following the consolidation, merger or reorganization; or
•any transaction (or series of related transactions involving a person or entity, or a group of affiliated persons or entities) in which in excess of 50% of the Company’s outstanding voting power is transferred.
Notwithstanding the foregoing, a “change in control” will not be deemed to occur on account of the sale or acquisition of the Company’s capital stock by institutional investors or venture capital firms for the primary purpose of obtaining financing for the Company.

Pay Ratio Disclosure
The following is a reasonable estimate, prepared under SEC rules, of the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of our other employees. To determine our population of employees, we included all employees as of December 31, 2024. We determined our median employee from our employee population by aggregating each employee’s 2024 base salary, annual bonus paid for 2024 performance, stock-based compensation granted in 2024 (based on the grant date fair value) and other payments made in 2024 (including 401(k) employer match and group term life benefits). We annualized the compensation of employees who joined the Company during 2024. The annual total compensation of our median employee (other than the Chief Executive Officer) for 2024 was $216,701. As disclosed in the Summary Compensation Table above, our Chief Executive Officer’s annual total compensation for 2024 was $13,305,510. Based on the foregoing, our estimate of the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all other employees was approximately 61 to 1. Given the different methodologies that public companies will use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies. Neither the compensation committee nor our management used our pay ratio in making compensation decisions.
Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information
From time to time, the Company grants stock options to its employees, including our named executive officers. Historically, the board of directors has a practice of generally granting equity awards, which may include stock options, on predetermined grant dates or on or around an individual’s start date or as otherwise determined appropriate by the compensation committee or board of directors. Annual awards, which may include stock options, are generally granted in the first quarter of each year in an effort to link employees’ compensation more closely to the recently completed fiscal year. The board of directors has delegated certain authority to our Chief Executive Officer and our President to grant equity awards to employees at the level of Vice President or below and who are not subject to Section 16(a) of the Exchange Act, subject to certain guidelines established by the board of directors and compensation committee. During 2024, this delegation provided for the grant of stock options to occur on predetermined quarterly grant dates.
Also, pursuant to our Non-Employee Director Compensation Policy, non-employee directors receive automatic grants of equity awards, which may include stock options, on predetermined grant dates set forth in such policy (for initial grants, on or about the time of a director’s initial appointment or election to the board; for annual grants, on or about each annual meeting of the Company’s stockholders; and, for equity in lieu of cash fees, if applicable, on the last business day of each fiscal quarter). The terms of our Non-Employee Director Compensation Policy are further described under the section entitled "Director Compensation Policy" below. The Company does not otherwise maintain any written policies on the timing of awards of stock options, stock appreciation rights, or similar instruments with option-like features or other equity awards.
The Company does not grant equity awards in anticipation of the release of material nonpublic information (“MNPI”) and we do not time the release of MNPI based on equity award grant dates or for the purposes of affecting the value of executive compensation. During 2024, we did not grant any stock options to our named executive officers except for the new hire stock option granted to Mr. Narula, which was granted effective on Mr. Narula’s date of commencement of service as our Executive Vice President, Chief Financial Officer and Treasurer, which was August 12, 2024. We have no information to disclose pursuant to Item 402(x)(2) of Regulation S-K.

Director Compensation
The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2024 to each of our directors, other than Dr. Mates who does not receive compensation for her service as a director.

Name	Fees Earned or Paid in Cash(1) ($)	Option Awards(2) ($)	Stock Awards(2) ($)	Total ($)
Joel S. Marcus(3)	75,000	199,979	199,989	474,968
Rory Riggs(4)	71,893	199,979	199,989	471,861
E. Rene Salas(5)	70,793	199,979	199,989	470,761
Robert L. Van Nostrand(6)	113,409	199,979	199,989	513,377
(1)These amounts represent the amount of cash fees that each non-employee director elected to receive as fully vested shares of common stock as described below under “—Director Compensation Policy,” except that Mr. Van Nostrand elected to receive $11,151 of his cash fees as fully vested shares of common stock and the remainder of such fees in cash, Mr. Riggs elected to receive all of his cash fees as fully vested shares of common stock, and Mr. Marcus and Mr. Salas elected to receive all of their fees in cash.
(2)These amounts represent the aggregate grant date fair value for option awards and stock awards granted to our non-employee directors, computed in accordance with FASB ASC Topic 718. See Note 8 to our audited financial statements for the fiscal year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024 for details as to the assumptions used to calculate the fair value of the option awards and stock awards.
(3)As of December 31, 2024, Mr. Marcus held options to purchase 11,331 shares of our common stock, of which options to purchase 7,009 shares were vested. He also held 2,591 restricted stock units as of December 31, 2024.
(4)As of December 31, 2024, Mr. Riggs held options to purchase 108,088 shares of our common stock, of which options to purchase 103,766 shares were vested. He also held 2,591 restricted stock units as of December 31, 2024.
(5)As of December 31, 2024, Mr. Salas held options to purchase 48,088 shares of our common stock, 43,766 of which were vested. He also held 2,591 restricted stock units as of December 31, 2024.
(6)As of December 31, 2024, Mr. Van Nostrand held options to purchase 128,088 shares of our common stock, of which options to purchase 123,766 shares were vested. He also held 2,591 restricted stock units as of December 31, 2024.
Director Compensation Policy
In June 2014, our board of directors adopted the non-employee director compensation policy, or our director compensation policy, which was amended in March 2016, December 2017, June 2018, February 2020, June 2021, May 2022, April 2023 and April 2024. The policy is designed to seek to ensure that the compensation aligns our non-employee directors’ interests with the long-term interests of our stockholders, that the structure of the compensation is simple, transparent and easy for stockholders to understand and that our non-employee directors are fairly compensated. Directors who are also our employees, such as Dr. Mates, will not receive additional compensation for their services as directors.
As previously disclosed, on July 8, 2022, a purported shareholder derivative complaint was filed in the Supreme Court for the State of New York against the directors serving on our board of directors and the Company as a nominal defendant alleging breach of fiduciary duty and unjust enrichment alleging that compensation awarded to the director defendants for service on the board of directors was excessive. On March 6, 2023, the parties filed a stipulation of settlement, or the Stipulation. The Stipulation does not require any damages payments or disgorgement by defendants or the Company. The Stipulation provides that, going forward, the board of directors will amend its compensation policies for non-employee directors, including, among other things, by capping annual equity compensation at the 75th percentile of the annual equity grants for a peer group of companies. Subject to the terms and conditions of the Stipulation and final approval of the Court, the Company and/or its insurance carriers have agreed to pay up to $375,000 in attorneys’ fees to plaintiff’s counsel. On April 12, 2023, the court granted preliminary approval of the settlement and set a hearing date of July 17, 2023 to consider final approval of the Stipulation, and approved the Stipulation on July 18, 2023. The amendments to the director compensation policy in April 2023 described below were made to effect the terms of the Stipulation.

Pursuant to our director compensation policy as amended in April 2023, in each year of a non-employee director’s tenure, the director is granted (i) a non-qualified stock option to purchase the number of shares of our common stock having an aggregate grant date fair value of $675,000, valued based on a Black-Scholes valuation method, (ii) an RSU for the number of shares of our common stock having an aggregate grant date fair value of $675,000, valued based on the closing price of our common stock on The Nasdaq Global Select Market, each year on or about the date of our annual meeting of stockholders, or (iii) a stock option and an RSU which have a combined aggregate grant date fair value of $675,000 calculated as described above, provided that such annual equity grants will be made solely in the form of RSUs no later than the 2027 annual meeting of stockholders, and provided further that such annual equity grants will not exceed the 75th percentile of the total annual equity awards for our peer group, based on the total grant date fair value of the equity awards.
Pursuant to our director compensation policy as amended in April 2023, on or about the date of the initial election or appointment to the board of directors, new non-employee directors are granted (i) a non-qualified stock option to purchase the number of shares of our common stock having an aggregate grant date fair value of $1,000,000, valued based on a Black-Scholes valuation method, (ii) an RSU for the number of shares of our common stock having an aggregate grant date fair value of $1,000,000, valued based on the closing price of our common stock on The Nasdaq Global Select Market, or (iii) a stock option and an RSU which have a combined aggregate grant date fair value of $1,000,000 calculated as described above, provided that any such initial non-employee director equity grants made on or after January 1, 2027 will be made solely in the form of RSUs, and provided further that such initial non-employee director equity grants will not exceed 1.75 times the most recent annual equity grant made to our non-employee directors, based on the total grant date fair value of the equity awards.
Further, pursuant to our director compensation policy as amended in April 2023, we will not grant annual equity awards to non-employee directors on the same date that we grant annual equity awards to our executive officers, and we will make any final deliberations or voting on the compensation of the non-employee directors at a different board of directors or committee meeting than any final deliberations or voting on the compensation of our executive officers.
All annual and initial stock option grants to our non-employee directors under the director compensation policy fully vest on the one year anniversary of the grant date and fully vest immediately prior to a change of control, as defined in our director compensation policy.
Pursuant to our current director compensation policy, as further amended in April 2024, each non-employee director is paid an annual retainer of $50,000, or $80,000 in the case of the chairperson or lead independent director, as applicable, for their services. Our committee members receive additional annual retainers as follows:

Committee	Chairman	Member
Audit Committee	$25,000	$12,000
Compensation Committee	20,000	10,000
Nominating and Governance Committee	12,750	5,000
Cash fees payable to our non-employee directors are paid quarterly. Upon the initial election or appointment to the board of directors, new non-employee directors receive a pro rata portion of his or her cash fee for the quarter in which he or she was first elected or appointed. In lieu of all or a portion of the annual cash fees, each non-employee director may elect to receive fully-vested shares of common stock or a fully-vested non-qualified stock option under the 2018 Plan for the equivalent value of the cash fees due. The number of shares of fully-vested common stock will be calculated by dividing the cash fees by the fair market value of our common stock as determined under the 2018 Plan on the last business day of the applicable fiscal quarter. The number of shares of common stock underlying the stock option will be calculated by determining the number of shares that is equivalent to the cash fees due as determined using the Black-Scholes value applicable to our stock option grants calculated on the last business day of the applicable fiscal quarter.
We have reimbursed and will continue to reimburse our non-employee directors for their reasonable expenses incurred in attending meetings of our board of directors and committees of the board of directors and in connection with other business related to our board of directors.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information with respect to the beneficial ownership of our common stock as of March 10, 2025 by (i) each of our directors and named executive officers, (ii) all of our current executive officers and directors as a group, and (iii) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders, subject to community property laws, where applicable. Percentages of ownership are based on 106,521,576 shares of our common stock outstanding as of March 10, 2025. Except as otherwise set forth below, the address of the beneficial owner is c/o Intra-Cellular Therapies, Inc., 135 Route 202/206, Suite 6, Bedminster, New Jersey 07921.
Beneficial ownership is determined in accordance with SEC rules, and includes any shares as to which the stockholder has sole or shared voting power or investment power, and also any shares which the stockholder has the right to acquire within 60 days of March 10, 2025, whether through the vesting of RSUs or the exercise or conversion of any stock option, convertible security, warrant or other right. The indication herein that shares are beneficially owned is not an admission on the part of the stockholder that he, she or it is a direct or indirect beneficial owner of those shares.
*Beneficial ownership representing less than one percent of our outstanding common stock is denoted with an “*”.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Executive Officers
Sharon Mates, Ph.D. (1)	1,665,634	1.6%
Michael I. Halstead (2)	79,695	*
Sanjeev Narula	—	*
Suresh Durgam, M.D. (3)	166,953	*
Mark Neumann (4)	70,727	*
Lawrence J. Hineline (5)	22,823	*
Non-Employee Directors
Joel S. Marcus (6)	58,238	*
Rory B. Riggs (7)	235,278	*
E. Rene Salas (8)	45,333	*
Robert L. Van Nostrand (9)	135,106	*
All current executive officers and directors as a group (9 persons) (10)	2,456,964	2.3%
5% Stockholders
The Vanguard Group, Inc. (11)	9,469,302	8.9%
BlackRock, Inc.(12)	6,218,671	5.8%
JPMorgan Chase & Co. (13)	5,296,395	5.0%
(1)Includes 530,399 shares issuable upon the exercise of options to purchase common stock, which are exercisable within 60 days of March 10, 2025.
(2)Includes 58,388 shares issuable upon the exercise of options to purchase common stock, which are exercisable within 60 days of March 10, 2025.
(3)Includes 124,040 shares issuable upon the exercise of options to purchase common stock, which are exercisable within 60 days of March 10, 2025.
(4)Includes 17,916 shares issuable upon the exercise of options to purchase common stock, which are exercisable within 60 days of March 10, 2025.
(5)Includes 4,539 shares issuable upon the exercise of options to purchase common stock, which are exercisable within 60 days of March 10, 2025.

(6)Consists of 48,238 shares of common stock held by Mr. Marcus individually and 10,000 shares of common stock held by Alexandria Real Estate Equities, Inc. Excludes shares held by Alexandria Venture Investments, LLC as Mr. Marcus does not have voting or investment control over the shares held by Alexandria Venture Investments, LLC. Mr. Marcus is the Executive Chairman and Founder of Alexandria Real Estate Equities, Inc. and may be deemed to have voting and investment power with respect to the shares owned by Alexandria Real Estate Equities, Inc. Mr. Marcus disclaims beneficial ownership of the shares held by Alexandria Real Estate Equities, Inc., except to the extent of his underlying pecuniary interest therein.
(7)Includes 103,766 shares issuable upon the exercise of options to purchase common stock, which are exercisable within 60 days of March 10, 2025.
(8)Includes 43,766 shares issuable upon the exercise of options to purchase common stock, which are exercisable within 60 days of March 10, 2025.
(9)Includes 123,766 shares issuable upon the exercise of options to purchase common stock, which are exercisable within 60 days of March 10, 2025.
(10)Consists of the securities described in footnotes 1 through 4 and footnotes 6 through 9.
(11)Based on (i) 375,000 shares of common stock purchased by The Vanguard Group, Inc. or Vanguard, in our public offering that closed on April 22, 2024 and April 24, 2024, plus (ii) 9,094,302 shares of common stock based on the Schedule 13G/A filed by Vanguard, with the SEC on February 13, 2024. Vanguard’s clients, including investment companies registered under the Investment Company Act of 1940 and other managed accounts, have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, these securities. The filing noted that Vanguard has sole voting power with respect to no shares of common stock, shared voting power with respect to 170,174 shares of common stock, sole dispositive power with respect to 8,829,327 shares of common stock, and shared dispositive power with respect to 264,975 shares of common stock. The address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.
(12)Based on the Schedule 13G/A filed by BlackRock, Inc. and its affiliates with the SEC on November 8, 2024. Includes shares beneficially owned by BlackRock Life Limited, BlackRock Advisors, LLC, Aperio Group, LLC, BlackRock (Netherlands) B.V., BlackRock Institutional Trust Company, National Association, BlackRock Asset Management Ireland Limited, BlackRock Financial Management, Inc., BlackRock Japan Co., Ltd., BlackRock Asset Management Schweiz AG, BlackRock Investment Management, LLC, BlackRock Investment Management (UK) Limited, SpiderRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock (Luxembourg) S.A., BlackRock Investment Management (Australia) Limited, BlackRock Advisors (UK) Limited, BlackRock Fund Advisors, and BlackRock Fund Managers Ltd. The filing noted that BlackRock, Inc. is a parent holding company or control person and has sole voting power for 5,908,407 shares and sole dispositive power for 6,218,671 shares of common stock. The address of BlackRock, Inc. is 50 Hudson Yards, New York, NY 10001.
(13)Based on the Schedule 13G filed by JPMorgan Chase & Co. (“JPM”) and its affiliates with the SEC on October 10, 2024. Includes shares beneficially owned by J.P. Morgan Trust Company of Delaware, J.P. Morgan Securities LLC, JPMorgan Chase Bank, National Association, JPMorgan Asset Management (Asia Pacific) Limited, JPMorgan Asset Management (UK) Limited, J.P. Morgan Investment Management Inc., J.P. Morgan Private Wealth Advisors LLC, and 55I, LLC. The filing noted that JPM has sole voting power with respect to 4,943,665 shares of common stock, sole dispositive power with respect to 5,287,819 shares of common stock, and shared dispositive power with respect to 39 shares of common stock. The address of JPM is 383 Madison Avenue, New York, NY 10179.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	5,266,649	(1)	$31.23	(2)	6,253,562	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	5,266,649		$31.23	(2)	6,253,562
(1)Consists of options to purchase 3,098,015 shares of common stock outstanding under the 2018 Plan, 2,001,950 shares of common stock subject to RSUs outstanding under the 2018 Plan and 166,684 shares of common stock subject to PRSUs outstanding under the 2018 Plan assuming the target level of met, as of December 31, 2024.
(2)Reflects the weighted-average exercise price of options to purchase common stock outstanding as of December 31, 2024.
(3)Consists of 6,253,562 shares of common stock reserved under the 2018 Plan as of December 31, 2024.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
In addition to the director and executive officer compensation arrangements discussed above in “Compensation Discussion and Analysis” and “Executive Officer and Director Compensation,” since January 1, 2024, we have engaged in the following transactions in which the amount involved exceeded $120,000 and in which any director, executive officer or holder of more than 5% of our voting securities, whom we refer to as our principal stockholders, or affiliates or immediate family members of our directors, executive officers and principal stockholders, had or will have a material interest. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.
Indemnification Agreements
We have entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements, our restated certificate of incorporation, as amended, and our restated bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.
Lease Agreement
On March 31, 2014, we entered into a long-term lease, which was amended in 2015, with ARE-East River Science Park LLC for 16,753 square feet of useable laboratory and office space located at 430 East 29th Street, New York, New York 10016. In September 2018, we further amended the lease to obtain an additional 15,534 square feet of office space beginning October 1, 2018 and to extend the term of the lease for previously acquired space. The lease, as amended, has a term of 14.3 years ending in May 2029. Joel S. Marcus, one of our directors, is Executive Chairman and Founder of Alexandria Real Estate Equities, Inc., which is the parent company to the landlord under the lease. In December 2024, we subleased to a third party approximately 6,400 square feet of the office space that we lease in New York, New York described above under a sublease that expires in March 2026, subject to extension. We obtained the consent of ARE-East River Science Park LLC to the sublease.
Participation in Our Public Offering
On April 22, 2024, we closed an underwritten public offering of 6,849,316 shares of common stock for gross proceeds of $500.0 million, before deducting underwriting discounts and commissions and offering expenses. On April 24, 2024, we closed on the sale of an additional 1,027,397 shares of common stock pursuant to the underwriters’ option (on the same terms and conditions as the initial closing) for gross proceeds of an additional $75.0 million, before deducting underwriting discounts and commissions and offering expenses. Entities affiliated with Fidelity Investments, one of our principal stockholders at the time, purchased an aggregate of 852,308 shares of common stock in the public offering, at the public offering price of $73.00 per share, and The Vanguard Group, Inc., one of our principal stockholders, purchased an aggregate of 375,000 shares of common stock in the public offering, at the public offering price of $73.00 per share.
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
Director Independence
Our board of directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our board has determined that all of our directors other than Dr. Mates, our chief executive officer, are “independent directors” as defined by The Nasdaq Stock Market. In making such determinations, the board of directors considered the relationships that each such non-employee director has with our Company and all other facts and circumstances the board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In addition, our board of directors considered the effect of each of the transactions described in this Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent public accounting firm is Ernst & Young LLP, Baltimore, Maryland, PCAOB Auditor ID 42.
Independent Registered Public Accounting Firm Fees
The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements for the years ended December 31, 2024 and 2023, and fees billed for other services rendered by Ernst & Young LLP during those periods.

	2024	2023
Audit Fees(1)	$1,894,415	$1,617,987
Audit-Related Fees	—	—
Tax Fees(2)	$446,263	$820,865
All Other Fees(3)	307,200	161,046
Total	$2,647,878	$2,599,898
(1)Audit fees consisted of fees billed for the audit of consolidated financial statements, reviews of interim financial statements and services in connection with our periodic and current SEC filings and registration statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide.
(2)Tax fees consist principally of assistance with matters related to federal, state, local and foreign tax consulting, compliance and reporting.
(3)All other fees in 2024 consist principally of services related to the assessment of our cybersecurity threat management program and subscription to an accounting research platform. All other fees in 2023 consist principally of financial transaction advisory services and subscription to an accounting research platform.
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
1.Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.
2.Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.
3.Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and include fees in the areas of tax compliance, tax planning, and tax advice.
4.Other Fees are those associated with services not captured in the other categories. We generally do not request such services from our independent registered public accounting firm but these fees may include permitted advisory services and license fees associated with an accounting research tool.

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

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Exhibits
The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Amendment are listed in the Exhibit Index immediately preceding the signature page of this Amendment. The exhibits listed in the Exhibit Index are incorporated by reference herein.
EXHIBIT INDEX

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
2.1		Agreement and Plan of Merger, dated as of August 23, 2013, by and among the Registrant, ITI, Inc. and Intra-Cellular Therapies, Inc.		8-K (Exhibit 2.1)	8/29/2013	000-54896

2.2		Agreement and Plan of Merger, dated as of August 29, 2013, by and between the Registrant and Intra-Cellular Therapies, Inc., relating to the name change of the Registrant.		8-K (Exhibit 2.2)	9/5/2013	000-54896

2.3		Agreement and Plan of Merger, dated as of January 10, 2025, by and among Johnson & Johnson, Fleming Merger Sub, Inc. and the Registrant. ***		8-K (Exhibit 2.1)	1/13/2025	001-36274

3.1		Restated Certificate of Incorporation of the Registrant, as amended.		10-K (Exhibit 3.1)	2/21/2025	001-36274

3.2		Certificate of Merger relating to the Merger of ITI, Inc. with and into Intra-Cellular Therapies, Inc., filed with the Secretary of State of the State of Delaware on August 29, 2013.		8-K (Exhibit 3.3)	9/5/2013	000-54896

3.3
Certificate of Ownership and Merger relating to the Merger of Intra-Cellular Therapies, Inc. with and into the Registrant, filed with the Secretary of State of the State of Delaware on August 29, 2013, relating to the name change of the Registrant.
				8-K (Exhibit 3.4)	9/5/2013	000-54896

3.4		Restated Bylaws of the Registrant.		8-K (Exhibit 3.5)	9/5/2013	000-54896

4.1		Form of common stock certificate.		8-K (Exhibit 4.1)	9/5/2013	000-54896

4.2		Description of securities.		10-K (Exhibit 4.2)	2/21/2025	001-36274

10.1	.1	License Agreement dated as of May 31, 2005 by and between Bristol-Meyers Squibb Company and Intra-Cellular Therapies, Inc.**		8-K (Exhibit 10.1)	8/9/2022	001-36274

	.2	Amendment No. 1 to License Agreement dated as of November 3, 2010 by and between Bristol-Meyers Squibb Company and Intra-Cellular Therapies, Inc.		8-K (Exhibit 10.1.2)	9/5/2013	000-54896

10.2		Supply Agreement dated as of January 5, 2023 by and between Siegfried AG and the Registrant.**		10-K (Exhibit 10.2)	3/1/2023	001-36274

10.3	.1	Master Services Agreement, effective as of January 10, 2017, by and between ITI Limited and Lonza Ltd.**		10-Q (Exhibit 10.1)	11/9/2020	001-36274

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

	.2	Amendment No. 1 to Master Services Agreement dated as of December 19, 2022 by and between ITI Limited and Lonza Ltd.		10-K (Exhibit 10.3.2)	3/1/2023	001-36274

10.4		Employment Agreement effective as of February 26, 2008 by and between Sharon Mates, Ph.D. and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.3)	9/5/2013	000-54896

10.5	.1	Employment Agreement effective as of August 3, 2015 by and between Michael I. Halstead and Intra-Cellular Therapies, Inc.*		10-Q (Exhibit 10.1)	11/5/2015	001-36274

	.2	Amendment No. 1 to Employment Agreement dated as of November 9, 2016 by and between Michael I. Halstead and Intra-Cellular Therapies, Inc.*		10-Q (Exhibit 10.1)	11/9/2016	001-36274

10.6		Offer Letter, dated as of August 2, 2024, by and between Sanjeev Narula and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.1)	8/7/2024	001-36274

10.7		Employment Agreement effective as of August 12, 2024 by and between Sanjeev Narula and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.2)	8/7/2024	001-36274

10.8		Employment Agreement effective as of October 15, 2018 by and between Mark Neumann and Intra-Cellular Therapies, Inc. *		10-K (Exhibit 10.9)	2/27/2019	001-36274

10.9		Employment Agreement effective as of September 12, 2018 by and between Suresh Durgam, M.D. and Intra-Cellular Therapies, Inc.*		10-K (Exhibit 10.8)	3/1/2022	001-36274

10.10		Form of Release replacing the version included in each executive officer employment agreement.*		10-Q (Exhibit 10.6)	10/30/2024	001-36274

10.11		Employment Agreement effective as of February 26, 2008 by and between Lawrence J. Hineline and Intra-Cellular Therapies, Inc.*		8-K (Exhibit 10.4)	9/5/2013	000-54896

10.12		Separation Agreement, dated as of August 2, 2024, by and between Intra-Cellular Therapies, Inc. and Lawrence J. Hineline*		8-K (Exhibit 10.4)	8/7/2024	001-36274

10.13		Consulting Agreement, dated as of August 2, 2024, by and between Intra-Cellular Therapies, Inc. and Lawrence J. Hineline*		8-K (Exhibit 10.5)	8/7/2024	001-36274

10.14		Form of Amended and Restated Employee Proprietary Information, Inventions, and Non-Competition Agreement of Intra-Cellular Therapies, Inc. with each executive officer*		10-Q (Exhibit 10.7)	10/30/2024	001-36274

10.15		Form of Indemnification Agreement by and between the Registrant and its directors and executive officers.*		8-K (Exhibit 10.13)	9/5/2013	000-54896

10.16		2003 Equity Incentive Plan, as amended.*		8-K (Exhibit 10.14)	9/5/2013	000-54896

10.17		Form of Stock Option Agreement under the 2003 Equity Incentive Plan, as amended.*		8-K (Exhibit 10.15)	9/5/2013	000-54896

10.18		Amended and Restated 2013 Equity Incentive Plan.*		8-K (Exhibit 10.1)	6/18/2015	001-36274

10.19		Form of Stock Option Agreement under the 2013 Equity Incentive Plan.*		10-K (Exhibit 10.19)	3/25/2014	001-36274

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.20	Amended and Restated 2018 Equity Incentive Plan.*		8-K (Exhibit 10.1)	6/18/2024	001-36274

10.21	Form of Stock Option Agreement under the 2018 Equity Incentive Plan.*		8-K (Exhibit 10.2)	6/21/2018	001-36274

10.22	Form of Director Stock Option Agreement under the 2018 Equity Incentive Plan.*		8-K (Exhibit 10.3)	6/21/2018	001-36274

10.23	Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan.*		8-K (Exhibit 10.4)	6/21/2018	001-36274

10.24	Form of Director Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan.*		8-K (Exhibit 10.5)	6/21/2018	001-36274

10.25	Form of Stock Option Agreement under the Amended and Restated 2018 Equity Incentive Plan.*		10-Q (Exhibit 10.2)	8/10/2020	001-36274

10.26	Form of Director Stock Option Agreement under the Amended and Restated 2018 Equity Incentive Plan.*		10-Q (Exhibit 10.3)	8/10/2020	001-36274

10.27	Form of Restricted Stock Unit Agreement under the Amended and Restated 2018 Equity Incentive Plan.*		10-Q (Exhibit 10.4)	8/10/2020	001-36274

10.28	Form of Director Restricted Stock Unit Agreement under the Amended and Restated 2018 Equity Incentive Plan.*		10-Q (Exhibit 10.5)	8/10/2020	001-36274

10.29	Form of Stock Option Agreement under the Amended and Restated 2018 Equity Incentive Plan.*		S-8 (Exhibit 99.2)	6/25/2024	333-280463

10.30	Form of Director Stock Option Agreement under the Amended and Restated 2018 Equity Incentive Plan (electronic version).*		S-8 (Exhibit 99.3)	6/25/2024	333-280463

10.31	Form of Director Stock Option Agreement under the Amended and Restated 2018 Equity Incentive Plan.*		S-8 (Exhibit 99.4)	6/25/2024	333-280463

10.32	Form of Restricted Stock Unit Agreement under the Amended and Restated 2018 Equity Incentive Plan.*		S-8 (Exhibit 99.5)	6/25/2024	333-280463

10.33	Form of Director Restricted Stock Unit Agreement under the Amended and Restated 2018 Equity Plan (electronic version).*		S-8 (Exhibit 99.6)	6/25/2024	333-280463

10.34	Form of Director Restricted Stock Unit Agreement under the Amended and Restated 2018 Equity Plan.*		S-8 (Exhibit 99.7)	6/25/2024	333-280463

10.35	Form of Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated 2018 Equity Incentive Plan.*		10-Q (Exhibit 10.2)	5/7/2024	001-36274

10.36	Non-Employee Director Compensation Policy, as amended.*		10-Q (Exhibit 10.1)	5/7/2024	001-36274

10.37	Redemption Agreement dated as of August 29, 2013 by and between the Registrant and NLBDIT 2010 Services, LLC.		8-K (Exhibit 10.17)	9/5/2013	000-54896

10.38	Indemnity Agreement dated as of August 29, 2013 by and among the Registrant, Intra-Cellular Therapies, Inc. and Samir N. Masri.		8-K (Exhibit 10.18)	9/5/2013	000-54896

10.39	Registration Rights Agreement dated as of August 29, 2013 by and among Intra-Cellular Therapies, Inc., the stockholders named therein and the Registrant.		8-K (Exhibit 10.19)	9/5/2013	000-54896

10.40	Intra-Cellular Therapies, Inc. 2019 Inducement Award Plan.*		10-K (Exhibit 10.32)	3/2/2020	001-36274

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.41		Form of Restricted Stock Unit Agreement under the 2019 Inducement Award Plan.*		10-K (Exhibit 10.33)	3/2/2020	001-36274

10.42		Form of Stock Option Agreement under the 2019 Inducement Award Plan.*		10-K (Exhibit 10.34)	3/2/2020	001-36274

19		Insider Trading Policy, as amended.*		10-K (Exhibit 19)	2/21/2025	001-36274

21.1		Subsidiaries.		10-K (Exhibit 21.1)	3/1/2023	001-36274
23.1
23.1		Consent of Ernst & Young LLP.		10-K (Exhibit 23.1)	2/21/2025	001-36274

24.1		Power of Attorney (included on signature page to the Annual Report on Form 10-K for the year-ended December 31, 2024)		10-K (Exhibit 24.1)	2/21/2025	001-36274

31.1		Certification of the Chief Executive Officer.		10-K (Exhibit 31.1)	2/21/2025	001-36274
				10-K (Exhibit 24.1)	2/21/2025	001-36274
31.2		Certification of the Chief Financial Officer.		10-K (Exhibit 31.2)	2/21/2025	001-36274

31.3		Certification of the Chief Executive Officer.	X

31.4		Certification of the Chief Financial Officer.	X
				10-K (Exhibit 24.1)	2/21/2025	001-36274
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		10-K (Exhibit 32.1)	2/21/2025	001-36274

97		Intra-Cellular Therapies, Inc. Clawback Policy. *		10-K (Exhibit 10.35)	2/22/2024	001-36274

101	.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.		10-K (Exhibit 101.INS)	2/21/2025	001-36274

	.SCH	Inline XBRL Taxonomy Extension Schema Document.		10-K (Exhibit 101.SCH)	2/21/2025	001-36274

	.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.		10-K (Exhibit 101.CAL)	2/21/2025	001-36274

	.DEF	Inline XBRL Taxonomy Extension Definition.		10-K (Exhibit 101.DEF)	2/21/2025	001-36274

	.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.		10-K (Exhibit 101.LAB)	2/21/2025	001-36274

	.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.		10-K (Exhibit 101.PRE)	2/21/2025	001-36274

104		Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).	X
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

INTRA-CELLULAR THERAPIES, INC.

Date: March 20, 2025	By:	/s/ Sharon Mates, Ph.D.
Sharon Mates, Ph.D.
Chairman and Chief Executive Officer